Form 10-Q
period 1996-06-11
LONE STAR STEAKHOUSE & SALOON INC
filed 1996-07-26
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For quarter ended                                 Commission file number
   June 11, 1996                                          0-19907


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                        48-1109495
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                      Identification Number)

                           224 EAST DOUGLAS, SUITE 700
                              WICHITA, KANSAS 67202
               (Address of principal executive offices) (Zip code)

                                 (316) 264-8899
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     /X/ Yes         / / No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at July 19, 1996
Common Stock, $.01 par value                         40,482,192 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                        Page
                                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     at June 11, 1996 and December 26, 1995                               2

     Condensed Consolidated Statements of
     Income for the twelve weeks ended
     June 11, 1996 and June 13, 1995                                      3

     Condensed Consolidated Statements of
     Income for the twenty-four weeks ended
     June 11, 1996 and June  13 , 1995                                    4

     Condensed Consolidated Statements of
     Cash Flows for the twenty-four weeks ended
     June 11, 1996 and June 13, 1995                                      5

     Notes to Condensed Consolidated
     Financial Statements                                                 6

Item 2.  Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                                                8

PART II.  OTHER INFORMATION
Items 1 through 3 and Item 5 have been omitted since the items are either inapplicable or the answer is negative

Item 4. Submission of Matters to a Vote of
        Stockholders                                                     14

Item 6. Exhibits and Reports on Form 8-K                                 14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                 June 11, 1996      December 26, 1995
                                                               ------------------  ------------------
           ASSETS
Current assets:
   Cash and cash equivalents                                     $ 162,335,252     $  67,424,884
   Accounts receivable                                               1,811,550         1,308,865
   Inventories                                                       5,565,085         4,156,355
   Pre-opening costs - net                                           9,654,353        10,328,686
   Refundable income taxes                                                   -         5,006,856
   Other current assets                                                350,412            90,092
                                                                   -----------        ----------
       Total current assets                                        179,716,652        88,315,738

Property and equipment, net                                        278,597,476       245,334,956
Intangible and other assets, net                                    25,114,693        24,567,805
                                                                   -----------       -----------
          Total assets                                           $ 483,428,821     $ 358,218,499
                                                                   ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  10,759,286     $   9,245,331
   Income taxes payable                                              1,349,034                 -
   Other current liabilities                                        17,774,703        19,189,962
                                                                   -----------        -----------
          Total current liabilities                                 29,883,023        28,435,293


Deferred income taxes                                                3,920,989         3,966,968
Other non-current liabilities                                        2,680,406         3,005,695
Stockholders' Equity:
   Preferred stock                                                           -                 -
   Common stock                                                        404,821           375,879
   Additional paid-in capital                                      331,305,649       228,578,790
   Retained earnings                                               115,179,315        94,140,238
   Translation adjustment                                               54,618          (284,364)
                                                                   -----------       -----------
          Total stockholders' equity                               446,944,403       322,810,543
                                                                   ------------      -----------
          Total liabilities and stockholders' equity             $ 483,428,821     $ 358,218,499
                                                                   ===========       ===========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                      For the Twelve Weeks Ended
                                                                 ---------------------------------------
                                                                     June 11, 1996       June 13, 1995
                                                                 ------------------   ------------------
Net sales                                                        $    107,768,388     $    71,695,398
Costs and expenses:
   Costs of sales                                                      38,194,413          25,708,966
   Restaurant operating expenses                                       36,337,967          24,300,154
   Depreciation and amortization                                        6,450,059           4,188,598
                                                                      ------------         ------------
Restaurant costs and expenses                                          80,982,439          54,197,718
                                                                      ------------         ------------
Restaurant operating income                                            26,785,949          17,497,680
General and administrative expenses                                     5,233,258           2,674,365
Loss on divestiture of European Joint Venture                           8,557,176                 --
                                                                      ------------         ------------
Income from operations                                                 12,995,515          14,823,315

Other income, principally interest                                        721,027             634,928
                                                                      ------------         ------------

Income before income taxes and minority interest                       13,716,542          15,458,243
Provision for income taxes                                             (5,931,827)         (5,548,268)
Minority interest                                                         318,281                   0
                                                                      ------------         ------------
Net income                                                       $      8,102,996     $     9,909,975
                                                                      ============         ============

Primary net income per share                                     $            .21     $          0.27
                                                                      ============         ============

Fully diluted net income per share                               $           0.21     $          0.27
                                                                      ============         ============

Unaudited pro forma information based on providing for income taxes on pooled
  S-Corporations prior to acquisition at the estimated effective tax rate:

Income before income taxes                                                            $    15,458,243
Pro forma provision for income taxes                                                       (5,842,679)
                                                                                           ------------
Pro forma net income                                                                  $     9,615,564
                                                                                           ============

Pro forma primary net income per share                                                $             0.26
                                                                                           ============

Pro forma fully diluted net income per share                                          $             0.26
                                                                                           ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the Twenty-four Weeks Ended
                                                                 -------------------------------------
                                                                   June 11, 1996       June 13, 1995
                                                                 ------------------   ----------------
Net sales                                                        $    214,143,716     $   141,088,255
Costs and expenses:
   Costs of sales                                                      75,778,440          50,553,905
   Restaurant operating expenses                                       74,056,934          47,512,598
   Depreciation and amortization                                       12,763,089           8,153,118
                                                                      ------------         -----------
Restaurant costs and expenses                                         162,598,463         106,219,621
                                                                      ------------         -----------
Restaurant operating income                                            51,545,253          34,868,634
General and administrative expenses                                     9,899,060           5,651,986
Loss on divestiture of European Joint Venture                           8,557,176                   -
                                                                      ------------         -----------
Income from operations                                                 33,089,017          29,216,648

Other income, principally interest                                      1,355,221             793,512
                                                                      ------------         -----------

Income before income taxes and minority interest                       34,444,238          30,010,160
Provision for income taxes                                            (14,115,683)        (10,863,371)
Minority interest                                                         710,522                   0
                                                                      ------------         -----------
Net income                                                       $     21,039,077     $    19,146,789
                                                                      ============         ===========

Primary net income per share                                     $           0.54     $          0.53
                                                                      ============         ===========

Fully diluted net income per share                               $           0.54     $          0.53
                                                                      ============         ===========

Unaudited pro forma information based on providing for income taxes on pooled
  S-Corporations prior to acquisition at the estimated effective tax rate:

Income before income taxes                                                            $ 30,010,160
Pro forma provision for income taxes                                                   (11,525,011)
                                                                                        -----------
Pro forma net income                                                                  $ 18,485,149
                                                                                        ===========

Pro forma primary net income per share                                                $       0.51
                                                                                        ===========

Pro forma fully diluted net income per share                                          $       0.51
                                                                                        ===========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Consolidated Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                   For the twenty-four weeks ended
                                                                ---------------------------------------
                                                                   June 11, 1996       June 13, 1995
                                                                -------------------  ------------------
  Cash flows from operating activities:
    Net income                                                  $     21,039,077     $    19,146,789
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  12,763,089           8,153,118
       Non-cash losses on divestiture of European Joint Venture        8,337,176                   -
       Net change in operating assets and liabilities:
         Change in operating assets                                   (3,456,724)         (1,051,565)
         Change in operating liabilities                               1,447,730           1,516,442
                                                                     -----------         -----------
           Net cash provided by operating activities                  36,956,171          27,764,784

  Cash flows from investing activities:
    Purchases of property and equipment                              (47,767,875)        (32,447,564)
    Other                                                               (207,906)          1,139,489
                                                                     -----------         -----------
           Net cash used in investing activities                     (44,801,604)        (31,308,075)

  Cash flows from financing activities:
    Net proceeds from issuance of common stock                       102,755,801          86,429,838
    Payment of notes payable on company acquired                               -            (696,390)
    Dividends on prior S-Corporation Income                                    -            (912,380)
                                                                     -----------         -----------
       Net cash provided by (used in) financing activities           102,755,801          84,821,069
                                                                     -----------         -----------

       Net increase (decrease) in cash and cash equivalents           94,910,368          81,277,778

  Cash and cash equivalents at beginning of period                    67,424,884          45,861,351
                                                                     -----------         -----------
  Cash and cash equivalents at end of period                    $    162,335,252     $   127,139,129
                                                                     ===========         ===========

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $              -     $        74,987
    Cash paid for income taxes                                  $      9,977,302     $     4,437,269

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 1)  BASIS OF PRESENTATION


     The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twenty-four weeks ended June 11, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1995 Form 10-K.


(NOTE 2) STOCK OPTIONS


     During the twenty-four week period ended June 11, 1996, the Company granted stock options for 1,228,474 shares of Common Stock at prices ranging from $30.88 to $41.63 per share pursuant to its 1992 stock option plan for employees.


(NOTE 3) ADDITIONAL PUBLIC OFFERINGS


     On May 21, 1996 the Company completed an offering of 2,500,000 of its Common Stock (the "May 1996 Offering") at $40.13 per share. Total net proceeds to the Company of approximately $96,000,000 are being used for restaurant development. Subsequent to June 11, 1996, the Underwriter of the May 1996 Offering exercised the over-allotment option resulting in the issuance of an additional 150,000 shares of Common Stock and the receipt of approximately $5,760,000 in additional net proceeds.


(NOTE 4) DIVESTITURE OF EUROPEAN OPERATIONS


     In June of 1996 the Company divested its interest in an European Joint Venture that operated three Lone Star Steakhouse & Saloon restaurants with one additional restaurant under construction. The divestiture resulted in a charge to earnings of $5,964,664 net of the tax benefit totaling $2,592,512.


(NOTE 5) EARNINGS PER SHARE


     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares resulting from this computation for the twelve weeks ended June 11, 1996 and June 13, 1995 was 39,410,290 and 37,207,748, respectively. The number of shares resulting from this computation for the twenty-four weeks ended June 11, 1996 and June 13, 1995 was 39,163,895 and 36,268,734, respectively.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 5) EARNINGS PER SHARE (CONTINUED)

     For purposes of fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on the last day of the fiscal year because that price was higher than the average market prices during the year. The number of shares resulting from this computation of fully diluted earnings per share for the twelve weeks ended June 11, 1996 and June 13, 1995 was 39,426,453, and 37,283,888, respectively. The number of shares resulting from this computation of fully diluted earnings per share for the twenty-four weeks ended June 11, 1996 and June 13, 1995 was 39,180,058 and 36,344,874, respectively.

(NOTE 6) ACQUISITION OF 16 GROUND ROUND RESTAURANTS

     On July 1, 1996 the Company announced the signing of a definitive agreement, subject to the satisfaction of certain closing conditions, to acquire up to 16 restaurant locations primarily in the Northeastern United States from Ground Round Restaurants, Inc. for approximately $16 million.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     The Company began 1992 with 15 restaurants, opened 17 restaurants during 1992, 36 restaurants during 1993, 48 restaurants during 1994, 47 restaurants during the year ended December 26, 1995, and eleven restaurants during the twenty-four week period ended June 11, 1996. In August 1995, the Company completed an acquisition, pursuant to which it acquired 11 licensed Lone Star Steakhouse & Saloon restaurants as well as three additional restaurants, one Italian, and two Mexican, from a group of related entities which were operated under common control, (collectively, the "CCC Group"). The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to include the accounts and operations of CCC Group for all periods prior to the acquisition.

     Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

     In September 1995, the Company entered the upper-end steakhouse market by acquiring the rights to operate the Del Frisco's Double Eagle Steak House ("Del Fisco's") located in Dallas, Texas, a Del Frisco's under construction in Fort Worth, Texas (which opened in April 1996), and the right to further develop Del Frisco's. The Company also became the licensor of two Del Frisco's in Houston, Texas and Orlando, Florida. The Company expects to open one additional Del Frisco's in 1996. The average check per customer at Del Frisco's is approximately $60.

     The Company is also developing an upscale steak restaurant concept under the tradename Sullivan's Steakhouse. The average check per Sullivan's Steakhouse customer is anticipated to be $35 to $40. The Company opened the first restaurant in May 1996 and expects to develop one or two additional Sullivan's restaurants in 1996.

     Internationally, the Company through a joint venture operates twelve Lone Star Steakhouse & Saloon restaurants in Australia and will open an additional five units in Australia. In June 1996, the Company terminated its European joint venture and accordingly the Company divested its interest in three existing restaurants and a fourth restaurant under construction. The divestiture resulted in a charge to earnings of $5,964,664 net of the tax benefit totaling $4,592,512. The restaurants will no longer operate as Lone Star Steakhouse & Saloon restaurants.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                               Twelve Weeks Ended (1)      Twenty-four weeks, ended
                                                               June 11,      June 13,        June 11,     June 13,
                                                                 1996          1995           1996         1995
                                                               --------      --------        --------     --------
                                                                              (dollars in thousands)

Income Statement Data:
     Net Sales                                                  100.0%        100.0%          100.0%      100.0%
     Costs and expenses:
         Costs of sales                                          35.4         35.9             35.4        35.5
         Restaurant operating expenses........................   33.7         33.9             34.6        33.7
         Depreciation and amortization........................    6.0          5.8              6.0         5.8


             Restaurant costs and expenses....................   75.1         75.6               76.0      75.3


     Restaurant operating income..............................   24.9         24.4             24.0        24.7
     General and administrative expenses......................    4.9          3.7              4.6         4.0
     Loss on divestiture of European Joint Venture..............  7.9            -              3.9           -
                                               -
     Income from operations...................................   12.1         20.7             15.5        20.7
     Other income and minority interest, principally interest.    0.9          0.8              0.9         0.6


     Income before provision for income taxes (2).............   13.0         21.5             16.4        21.3
     Provision for income taxes...............................    5.5          8.1              6.6         8.2


     Net income (Pro forma for 1995)..........................    7.5%        13.4%             9.8%       13.1%

Restaurant Operating Data:
     Average sales per restaurant on an annualized basis (3)   $2,540       $2,522          $2,587       $2,545
     Number of restaurants at end of the period                   178          127             178          127
     Number of full restaurant months open during the period (4)  517          381           1,014          742

(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) Gives pro forma effect to providing for income taxes on pooled S-Corporations of CCC Group prior to the August, 1995, acquisition at the estimated effective tax rate.

(3) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods open during the period by the number of full accounting periods open, and multiplying the result by thirteen.

(4) Full restaurant months are four week accounting periods (excluding the first partial weeks of operations) that a restaurant was open.

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWELVE WEEKS ENDED JUNE 11, 1996 COMPARED TO TWELVE WEEKS ENDED JUNE 13, 1995

     Net sales increased $36,073,000 (50.3%) for the twelve weeks ended June 11, 1996 compared to 1995 principally attributable to $26,847,000 in sales from the 47 new domestic restaurants opened since June 1995, and sales from the Australian and European joint ventures. Same store sales were flat in the second quarter.

     Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.4% for the twelve weeks ended June 11, 1996, from 35.9% in 1995 due to slightly lower beef prices.

     Restaurant operating expenses for the twelve weeks ended June 11, 1996 increased $12,038,000 (49.5%) to $36,338,000, and such expenses decreased as a percentage of net sales from 33.9% to 33.7%. Although the foreign joint venture operations have higher labor and occupancy rates the improved labor costs in domestic Lone Star Steakhouse & Saloon restaurants allowed for the decrease.

     Depreciation and amortization increased $2,261,000 (54.0%) in the twelve weeks ended June 11, 1996 over 1995, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 47 new restaurants since June 1995 and increases in depreciation relating to additional owned properties. General and administrative expenses for the twelve weeks ended June 11, 1996, increased $2,559,000 (95.7%) from the comparable period in 1995. The increase reflects the consolidation in the foreign joint venture administration expenses as well as the costs associated with additional multi-unit supervisors.

     Certain accounting and administrative services are contracted from Coulter Enterprises, Inc, a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $837,000, plus an additional fee of $406 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 26, 1995. The service agreement was renewed for fiscal 1996 with the fixed annual charge increasing to $1,272,000 and the per restaurant, per accounting period fee increasing to $416. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.

     Other income, principally interest, for the twelve weeks ended June 11, 1996, was $721,000 a $86,000 increase from the comparable period in 1995, reflecting increased interest income from the investment of the net proceeds from the May 1996 Offering.

     The effective income tax rate for the twelve weeks ended June 11, 1996 and the effective pro forma income tax rate for the twelve weeks ended June 13, 1995 was 42.3% and 37.8%, respectively. The increase in the rate is primarily due to the inability to recognize for tax purposes, the entire loss on the write-off of the European Joint Venture.

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWENTY-FOUR WEEKS ENDED JUNE 11, 1996 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 13, 1995

     Net sales increased $73,055,000 (51.8%) for the twenty-four weeks ended June 11, 1996 compared to 1995 principally attributable to $52,520,000 in sales from the 47 new domestic restaurants opened since June 1995, and sales from the Australian and European joint ventures. Same store sales increased 0.4% primarily due to the growth in customer counts .

     Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.4% for the twenty-four weeks ended June 11, 1996, from 35.8% in 1995 due to slightly lower beef prices.

     Restaurant operating expenses for the twenty-four weeks ended June 11, 1996 increased $26,544,000 (55.9%) to $74,057,000, and such expenses increased as a percentage of net sales from 33.7% to 34.6%, The consolidation of the foreign joint venture operations with their higher labor and occupancy ratios accounted for most of the increase.

     Depreciation and amortization increased $4,610,000 (56.5%) in the twenty-four weeks ended June 11, 1996 over 1995, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 47 new restaurants since June 1995 and increases in depreciation related to additional owned properties. General and administrative expenses for the twenty-four weeks ended June 11, 1996, increased $4,247,000 (75.1%) from the comparable period in 1995, reflecting costs associated with additional multi-unit supervisors as well as an increase from the consolidation of the foreign joint venture operations with its higher administration expense.

     Pursuant to the Company's service agreement with Coulter Enterprises, Inc., for the current fiscal year the Company will pay a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28 day accounting period and reimbursement of out-of-pocket costs and expenses.

     Other income, principally interest, for the twenty-four weeks ended June 11, 1996, was $1,355,000 a $562,000 increase from the comparable period in 1995, reflecting increased interest income from the investment of the net proceeds from the May 1996 Offering.

     The effective income tax rate for the twenty-four weeks ended June 11, 1996 and the effective pro forma income tax rate for the twelve weeks ended June 13, 1995 was 40.2.0% and 38.4%, respectively. The increase in the rate is primarily due to the inability to recognize for tax purposes, the entire loss on the write-off of the European Joint Venture.

                       LONE STAR STEAKHOUSE & SALOON, INC.


IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on operating margins.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its aggressive expansion strategy, changes in costs of food and labor, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

                       LONE STAR STEAKHOUSE & SALOON, INC.



LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company's cash flows for each of the twenty-four weeks ended June 11, 1996 and June 13, 1995.

                                                                         Twenty-four weeks ended
                                                                           June 11,         June 13,
                                                                            1996              1995
                                                                         --------------    -----------
Net cash provided by operating activities.......................           $ 36,956,171    $27,764,784
Net cash used in investment activities..........................             47,975,781     31,308,075
Net cash provided by financing
      activities................................................            102,755,801     84,821,069
Net increase (decrease) in cash.................................             94,910,368     81,277,778

During the twenty-four week period ended June 11, 1996, the Company's investment in property and equipment was $47,767,875.

     The Company has opened 151 restaurants in the past four fiscal years of which 45 opened in 1995 and an additional eleven opened during the twenty-four weeks ended June 11, 1996. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

     At June 11, 1996, the Company had $162,335,252 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of June 11, 1996, the Company has acquired 19 sites, three of which are leased. In addition, as of such date the Company had entered into one new lease and 31 contracts to purchase sites. The Company was also actively negotiating to purchase or lease approximately 23 additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased. The Company expects to expend approximately $60,000,000 to open new restaurants through the remainder of fiscal 1996. In addition, the Company has signed a definitive agreement to acquire up to 16 restaurant locations from Ground Round for approximately $16,000,000.

                       LONE STAR STEAKHOUSE & SALOON, INC.

ITEM. 4  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     On June 3, 1996, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the meeting the stockholders elected Fred B. Chaney and Clark R. Mandigo to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the newly elected Directors, there were 32,412,876 votes "For" and 15,845 votes "Withheld" for Fred B. Chaney and 32,412,726 votes "For" and 15,995 votes "Withheld" for Clark R. Mandigo. In addition, the stockholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance pursuant to the 1992 Plan from 7,000,000 shares of Common Stock to 10,000,000 shares. As to the amendment to the 1992 Stock Option Plan, there were 18,003,648 votes "For," 11,001,132 votes "Against" and 74,606 votes "Abstained." In addition, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996. As to the ratification of auditors there were 32,396,018 votes "For", 16,879 votes "Against," and 15,824 votes "Abstained."


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11.1        Computation of Per Share Earnings
               Exhibit 27          Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                      LONE STAR STEAKHOUSE & SALOON, INC.
                                      (Registrant)


                                      /s/ John D. White
                                      -----------------
                                      John D. White
                                      Chief Financial and Principal Accounting
                                      Officer, Executive Vice President,
                                      Treasurer and Director