Form 10-Q
period 1996-09-03
LONE STAR STEAKHOUSE & SALOON INC
filed 1996-10-18
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended                           Commission file number
        September 3, 1996                                0-19907
        -----------------                                -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                   48-1109495
             --------                                   ----------
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

                 Class                         Outstanding at October 4, 1996
                 -----
     COMMON STOCK, $.01 PAR VALUE                    40,665,320 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                PAGE
                                                               NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
         AT SEPTEMBER 3, 1996 AND DECEMBER 26, 1995                 2

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE TWELVE WEEKS ENDED
         SEPTEMBER 3, 1996 AND SEPTEMBER 5, 1995                    3

         CONDENSED CONSOLIDATED STATEMENTS OF
         INCOME FOR THE THIRTY-SIX WEEKS ENDED
         SEPTEMBER 3, 1996 AND SEPTEMBER 5, 1995                    4

         CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
         SEPTEMBER 3, 1996 AND SEPTEMBER 5, 1995                    5

         NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                      8

PART II. OTHER INFORMATION

         ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
         SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
         ANSWER IS NEGATIVE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                September 3, 1996 December 26, 1995
                                                                   -------------   -------------
                                           ASSETS
Current assets:
    Cash and cash equivalents                                      $ 164,929,404   $  67,424,884
    Accounts receivable                                                3,294,743       1,308,865
    Inventories                                                        5,637,858       4,156,355
    Pre-opening costs - net                                            7,598,141      10,328,686
    Refundable income taxes                                                 --         5,006,856
    Other current assets                                                 351,762          90,092
                                                                   -------------   -------------
         Total current assets                                        181,811,908      88,315,738

Property and equipment, net                                          303,812,862     245,334,956
Intangible and other assets, net                                      25,202,407      24,567,805
                                                                   -------------   -------------
            Total assets                                           $ 510,827,177   $ 358,218,499
                                                                   =============   =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $  12,136,019   $   9,245,331
    Income taxes payable                                               3,288,639            --
    Other current liabilities                                         19,991,563      19,189,962
                                                                   -------------   -------------
            Total current liabilities                                 35,416,221      28,435,293


Deferred income taxes                                                  3,868,760       3,966,968
Other non-current liabilities                                          2,660,327       3,005,695
Stockholders' Equity:
    Preferred stock                                                         --              --
    Common stock                                                         404,951         375,879
    Additional paid-in capital                                       337,407,787     228,578,790
    Retained earnings                                                131,017,789      94,140,238
    Translation adjustment                                                51,342        (284,364)
                                                                   -------------   -------------
            Total stockholders' equity                               468,881,869     322,810,543
                                                                   -------------   -------------
            Total liabilities and stockholders' equity             $ 510,827,177   $ 358,218,499
                                                                   =============   =============


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          For the Twelve Weeks Ended
                                                       ------------------------------
                                                     September 3, 1996 September 5, 1995
                                                       -------------    -------------
Net sales                                              $ 113,746,124    $  81,632,746
Costs and expenses:
    Costs of sales                                        39,953,800       28,613,775
    Restaurant operating expenses                         38,020,727       27,849,468
    Depreciation and amortization                          6,894,996        4,600,552
                                                       -------------    -------------
Restaurant costs and expenses                             84,869,523       61,063,795
                                                       -------------    -------------
Restaurant operating income                               28,876,601       20,568,951
General and administrative expenses                        4,395,194        3,300,086
Loss on divestiture of European Joint Venture                   --               --
                                                       -------------    -------------
Income from operations                                    24,481,407       17,268,865

Other income, principally interest                         1,073,302        1,211,647
                                                       -------------    -------------

Income before income taxes and minority interest          25,554,709       18,480,512
Provision for income taxes                                (9,609,313)      (6,575,686)
Minority interest                                           (106,924)         111,343
                                                       -------------    -------------
Net income                                             $  15,838,472    $  12,016,169
                                                       =============    =============

Primary net income per share                           $        0.38    $        0.31
                                                       =============    =============

Fully diluted net income per share                     $        0.38    $        0.31
                                                       =============    =============

Unaudited pro forma information
  based on providing for income
  taxes on pooled S-Corporations
  prior to acquisition at the
  estimated effective tax rate:

Income before income taxes                                              $  18,591,855
Pro forma provision for income taxes                                       (6,747,239)
                                                                        -------------
Pro forma net income                                                    $  11,844,616
                                                                        =============

Pro forma primary net income per share                                  $        0.31
                                                                        =============

Pro forma fully diluted net income per share                            $        0.31
                                                                        =============


                             See accompanying notes

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                  For the Thirty-six Weeks Ended
                                                  ------------------------------
                                             September 3, 1996 September 5, 1995
                                                  -------------   -------------

Net sales                                         $ 327,889,840   $ 222,721,001
Costs and expenses:
    Costs of sales                                  115,732,240      79,167,680
    Restaurant operating expenses                   112,077,657      75,362,066
    Depreciation and amortization                    19,658,085      12,753,670
                                                  -------------   -------------
Restaurant costs and expenses                       247,467,982     167,283,416
                                                  -------------   -------------
Restaurant operating income                          80,421,858      55,437,585
General and administrative expenses                  14,294,254       8,952,072
Loss on divestiture of European Joint Venture         8,557,176            --
                                                  -------------   -------------
Income from operations                               57,570,428      46,485,513

Other income, principally interest                    2,428,523       2,005,159
                                                  -------------   -------------

Income before income taxes and minority interest     59,998,951      48,490,672
Provision for income taxes                          (23,724,998)    (17,439,057)
Minority interest                                       603,598         111,343
                                                  -------------   -------------
Net income                                        $  36,877,551   $  31,162,958
                                                  =============   =============

Primary net income per share                      $        0.92   $        0.83
                                                  =============   =============

Fully diluted net income per share                $        0.92   $        0.83
                                                  =============   =============

Unaudited pro forma information
  based on providing for income
  taxes on pooled S-Corporations
  prior to acquisition at the
  estimated effective tax rate:

Income before income taxes                                        $  48,602,015
Pro forma provision for income taxes                                (18,272,250)
                                                                  -------------
Pro forma net income                                              $  30,329,765
                                                                  =============

Pro forma primary net income per share                            $        0.81
                                                                  =============

Pro forma fully diluted net income per share                      $        0.81
                                                                  =============


                             See accompanying notes

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Consolidated Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                   For the thirty-six weeks ended
                                                                   -----------------------------
                                                                September 3, 1996 September 5, 1995
                                                                   -------------   -------------
Cash flows from operating activities:
   Net income                                                      $  36,877,551   $  31,162,958
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                19,658,085      12,753,670
         Non-cash losses on divestiture of European Joint Venture      8,337,176            --
         Net change in operating assets and liabilities:
           Change in operating assets                                 (6,646,607)     (1,886,748)
           Change in operating liabilities                             6,537,352       3,392,679
                                                                   -------------   -------------
             Net cash provided by operating activities                64,763,557      45,422,559

Cash flows from investing activities:
   Purchases of property and equipment                               (73,680,097)    (61,476,088)
   Other                                                                (634,602)      1,453,555
                                                                   -------------   -------------
             Net cash used in investing activities                   (74,314,699)    (60,022,533)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                        107,055,662      85,906,914
   Payment of notes payable on company acquired                             --        (4,317,522)
   Dividends on prior S-Corporation Income                                  --        (1,554,759)
                                                                   -------------   -------------
         Net cash provided by financing activities                   107,055,662      80,034,633
                                                                   -------------   -------------

         Net increase in cash and cash equivalents                    97,504,520      65,434,659

Cash and cash equivalents at beginning of period                      67,424,884      45,861,351
                                                                   -------------   -------------
Cash and cash equivalents at end of period                         $ 164,929,404   $ 111,296,010
                                                                   =============   =============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $        --     $      74,987
   Cash paid for income taxes                                      $  14,538,771   $  10,261,745


                             See accompanying notes

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 1)  BASIS OF PRESENTATION


      The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the thirty-six weeks ended September 3, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1995 Form 10-K.


(NOTE 2) STOCK OPTIONS


      During the thirty-six week period ended September 3, 1996, the Company granted stock options for 1,534,891 shares of Common Stock at exercise prices ranging from $30.72 to $41.63 per share pursuant to its 1992 stock option plan for employees.


(NOTE 3) ADDITIONAL PUBLIC OFFERINGS


      On June 4, 1996 the Company completed an offering of 2,500,000 shares of its Common Stock (the "1996 Public Offering") at $40.13 per share. Total net proceeds to the Company of approximately $96,000,000 are being used for restaurant development. On June 27, 1996, the underwriters exercised their over-allotment option and acquired additional shares including 150,000 shares for which the Company received net proceeds of approximately $6,000,000.


(NOTE 4) EARNINGS PER SHARE


      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares resulting from this computation for the twelve weeks ended September 3, 1996 and September 5, 1995 was 41,649,960 and 38,776,302, respectively. The number of shares resulting from this computation for the thirty-six weeks ended September 3, 1996 and September 5, 1995 was 39,967,438 and 37,357,522, respectively.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 4) EARNINGS PER SHARE (CONTINUED)

      For purposes of fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's common stock on the last day of the period because that price was higher than the average market prices during the period. The number of shares resulting from this computation of fully diluted earnings per share for the twelve weeks ended September 3, 1996 and September 5, 1995 was 41,649,885, and 38,813,302, respectively. The number of shares resulting from this computation of fully diluted earnings per share for the thirty-six weeks ended September 3, 1996 and September 5, 1995 was 39,971,237 and 37,449,522,
respectively.

(NOTE 5) ACQUISITION OF GROUND ROUND RESTAURANT SITES

      On October 11, 1996, the Company partially closed the contract of sale dated June 28, 1996, with Ground Round Restaurants, Inc. by acquiring nine restaurant locations (three fee properties and six leasehold properties) for a total acquisition price of $9,909,000. The Company anticipates acquiring up to four additional Ground Round locations in the near future.


      The Company did not acquire the business interests from Ground Round, as the facilities acquired will be retro-fitted to be operated as Lone Star Steakhouse & Saloon restaurants.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      The Company continues its rapid expansion under which it has opened 168 restaurants since 1991, including 47 in 1995, and 20 during the thirty-six week period ended September 3, 1996. In August 1995, the Company completed an acquisition, pursuant to which it acquired 11 licensed Lone Star Steakhouse & Saloon restaurants as well as three additional restaurants, one Italian, and two Mexican, from a group of related entities which were operated under common control, (collectively, the "CCC Group"). The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to include the accounts and operations of CCC Group for all periods prior to the acquisition.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

      The Company is expanding its entry into the upper-end steakhouse market, where average checks are $60 or more, by developing the Del Frisco's Double Eagle Steak House concept ("Del Frisco's") in addition to its Lone Star Steakhouse & Saloon restaurants. The Company acquired an existing Del Frisco's location in September 1995, opened the second Del Frisco's in Fort Worth, Texas, in April and expects to open one additional Del Frisco's in 1996.

      The Company has also developed an upscale steak restaurant concept under the tradename Sullivan's Steakhouse. The average check per Sullivan's Steakhouse customer has been and is anticipated to be $35 to $40. The Company opened the first Sullivan's Steakhouse in May 1996 and expects to develop one additional Sullivan's restaurant in 1996.

      Internationally, the Company, through a joint venture, operates twelve Lone Star Steakhouse & Saloon restaurants in Australia and expects to open an additional three units in 1996. In June 1996, the Company terminated its European joint venture by divesting its interest in three existing restaurants and one under construction. This divestiture resulted in a charge to earnings of $5,964,664 net of the tax benefit of $2,592,512. Such restaurants no longer operate as Lone Star Steakhouse & Saloon restaurants.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                      TWELVE WEEKS ENDED (1)      THIRTY-SIX WEEKS, ENDED
                                                                     SEPTEMBER 3,  SEPTEMBER 5,  SEPTEMBER 3,  SEPTEMBER 5,
                                                                         1996          1995          1996         1995
                                                                        -----         -----         -----        -----

                                                                  (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
      Net Sales                                                         100.0%        100.0%        100.0%       100.0%
      Costs and expenses:
            Costs of sales..........................................     35.1          35.1          35.3         35.5
            Restaurant operating expenses...........................     33.4          34.1          34.2         33.8
            Depreciation and amortization...........................      6.1           5.6           6.0          5.8
                                                                        -----         -----         -----        -----

                 Restaurant costs and expenses......................     74.6          74.8          75.5         75.1
                                                                        -----         -----         -----        -----

      Restaurant operating income...................................     25.4          25.2          24.5         24.9
      General and administrative expenses...........................      3.9           4.0           4.4          4.0
      Loss on divesture of European Joint Venture...................      -             -             2.5          -
                                                                        -----         -----         -----        -----

      Income from operations........................................     21.5          21.2          17.6         20.9
      Other income, principally interest, and minority interest.....      0.9           1.5           0.8          0.9
                                                                        -----         -----         -----        -----

      Income before provision for income taxes (2)..................     22.4          22.7          18.4         21.8
      Provision for income taxes....................................      8.5           8.2           7.2          8.2
                                                                        -----         -----         -----        -----

      Net income (Pro forma for 1995)...............................     13.9%         14.5%         11.2%        13.6%
                                                                        =====         =====         =====        =====

RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (3)          $2,528        $2,596        $2,578       $2,562
      Number of restaurants at end of the period                          201           142           201          142


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

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWELVE WEEKS ENDED SEPTEMBER 3, 1996 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 5, 1995

      Net sales increased $32,113,000 (39.3%) for the twelve weeks ended September 3, 1996 compared to the twelve weeks ended September 5, 1995 principally attributable to $27,784,000 in sales from the 44 new domestic Lone Star restaurants opened since September 1995, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and sales from the Australian joint venture. Same store sales were down 2.8% in the third quarter [shall we give a reason??] .

      Costs of sales, primarily food and beverages were consistent, at 35.1% of sales for both periods. During these periods, the Company purchased beef under contracted prices which are now extended through September 1997.

      Restaurant operating expenses for the twelve weeks ended September 3, 1996 increased $10,171,000 (36.5%) from $27,849,000 in the twelve weeks ended September 5, 1995 to $38,021,000, and such expenses decreased as a percentage of net sales from 34.1% to 33.4%. Most of this improvement is attributable to improved labor controls in the domestic Lone Star Steakhouse & Saloon restaurants.

      Depreciation and amortization increased $2,294,000 (49.9%) in the twelve weeks ended September 3, 1996 over the twelve weeks ended September 5, 1995, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 44 new restaurants since September 1995 and increases in depreciation relating to additional owned properties. General and administrative expenses for the twelve weeks ended September 3, 1996, increased $1,095,000 (33.2%) from the comparable period in 1995. The increase reflects the consolidation in the foreign joint venture administration expenses as well as the costs associated with additional multi-unit supervisors.

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

      Other income, principally interest, for the twelve weeks ended September 3, 1996, was $1,073,000 a $138,000 decrease from the comparable period in 1995.

      The effective income tax rate for the twelve weeks ended September 3, 1996 and the effective pro forma income tax rate for the twelve weeks ended September 5, 1995 was 37.8% and 36.3%, respectively. The increase in the rate is primarily due to a decrease in interest income nontaxable at the federal level.

                       LONE STAR STEAKHOUSE & SALOON, INC.


THIRTY-SIX WEEKS ENDED SEPTEMBER 3, 1996 COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 1995

      Net sales increased $105,169,000 (47.2%) for the thirty-six weeks ended September 3, 1996 compared to the thirty-six weeks ended September 5, 1995 principally attributable to $64,199,000 in sales from the 44 new domestic Lone Star restaurants opened since September 1995, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and sales from the Australian and European joint ventures. Same store sales were down 0.6% during the period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.3% for the thirty-six weeks ended September 3, 1996, from 35.5% in the thirty-six weeks ended September 5, 1995 due to slightly lower beef prices.

      Restaurant operating expenses for the thirty-six weeks ended September 3, 1996 increased $36,716,000 (48.7%) to $112,078,000 from $75,362,000 in the thirty-six weeks ended September 5, 1995, and such expenses increased as a percentage of net sales from 33.8% to 34.2%, The consolidation of the foreign joint venture operations with their higher labor and occupancy ratios accounted for most of the increase.

      Depreciation and amortization increased $6,904,000 (54.1%) in the thirty-six weeks ended September 3, 1996 over the comparable period in 1995, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 44 new restaurants since September 1995 and increases in depreciation related to additional owned properties. General and administrative expenses for the thirty-six weeks ended September 3, 1996, increased $5,342,000 (59.7%) from the comparable period in 1995, reflecting costs associated with additional multi-unit supervisors as well as an increase from the consolidation of the foreign joint venture operations with their higher general and administrative expense ratio.

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

      Other income, principally interest, for the thirty-six weeks ended September 3, 1996, was $2,429,000 a $423,000 increase from the comparable period in 1995, reflecting higher average balances invested for the thirty-six weeks ended September 3, 1996 compared to the same period in 1995.

      The effective income tax rate for the thirty-six weeks ended September 3, 1996 and the effective pro forma income tax rate for the thirty-six weeks ended September 5, 1995 was 39.1 % and 37.6%, respectively. The increase in the rate is primarily due to the inability to recognize for tax purposes, the entire loss on the write-off of the European Joint Venture.

                       LONE STAR STEAKHOUSE & SALOON, INC.


IMPACT OF INFLATION

      The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. Since the majority of personnel are tipped employees the recent minimum wage changes will have very little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on operating margins.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

                       LONE STAR STEAKHOUSE & SALOON, INC.



LIQUIDITY AND CAPITAL RESOURCES

      The following table presents a summary of the Company's cash flows for each of the thirty-six weeks ended September 3, 1996 and September 5, 1995.

                                                  Thirty-six weeks ended
                                               September 3,     September 5,
                                                  1996              1995
                                               -----------       -----------
Net cash provided by operating activities..... $64,763,557       $45,422,559
Net cash used in investment activities........ (74,314,699)      (60,022,533)
Net cash provided by financing
      activities.............................. 107,055,662        80,034,633
Net increase in cash..........................  97,504,520        65,434,659

During the thirty-six week period ended September 3, 1996, the Company's investment in property and equipment was $73,680,000.

      The Company has opened 151 restaurants in the past four fiscal years of which 45 opened in 1995 and an additional twenty opened during the thirty-six weeks ended September 3, 1996. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At September 3, 1996, the Company had $164,929,404 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of September 3, 1996, the Company has acquired 27 sites for future development, four of which are leased. In addition, as of such date the Company had entered into one new lease and 19 contracts to purchase sites. The Company was also actively negotiating to purchase or lease approximately nine additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased. The Company expects to expend approximately $40,000,000 to open new restaurants through the remainder of fiscal 1996. In addition, on October 11, 1996, the Company partially closed the contract of sale dated June 28, 1996, with Ground Round Restaurants, Inc. by acquiring three fee properties and six leasehold properties for a total acquisition price of $9,909,000. The Company anticipates acquiring up to four additional Ground Round locations in the near future.

                       LONE STAR STEAKHOUSE & SALOON, INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       (a)  Exhibit   11.1             Computation of Per Share Earnings
            Exhibit     27             Financial Data Schedule

       (b)  Forms on 8-K...............None

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & SALOON, INC.
                                        (Registrant)


                                        /s/ John D. White
                                        ----------------------------------------
                                        John D. White
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director