Form 10-Q/A
period 1996-09-03
LONE STAR STEAKHOUSE & SALOON INC
filed 1996-10-21
CIK 883670

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

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWELVE WEEKS ENDED SEPTEMBER 3, 1996 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 5, 1995

     Net sales increased $32,113,000 (39.3%) for the twelve weeks ended September 3, 1996 compared to the twelve weeks ended September 5, 1995 principally attributable to $27,784,000 in sales from the 44 new domestic Lone Star restaurants opened since September 1995, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and sales from the Australian joint venture. Same store sales were down 2.8% in the third quarter.

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