Form 10-K
period 1996-12-31
LONE STAR STEAKHOUSE & SALOON INC
filed 1997-03-31
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______ TO ______

                         Commission file number 0-19907

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                       48-1109495
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                        identification no.)



                           224 East Douglas, Suite 700
                              Wichita, Kansas 67202
               (Address of principal executive offices) (Zip code)

                                 (316) 264-8899
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No  /  /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X
/ No  / /

      As of March 11, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $975,204,378.

      As of March 11, 1997, there were 40,957,556 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS


ITEM                                                                  PAGE
----                                                                  ----

                                     PART I

   1.    Business    ..................................................  3
   2.    Properties  .................................................. 14
   3.    Legal Proceedings............................................. 15
   4.    Submission of Matters to a Vote of Security Holders........... 15

                                     PART II

   5.    Market for the Registrant's Common Equity
         and Related Stockholder Matters..............................  15
   6.    Selected Financial Data......................................  16
   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  19
   8.    Financial Statements and Supplementary Data..................  24
   9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..................  24

                                    PART III

  10.    Directors and Executive Officers of the Registrant..........  24
  11.    Executive Compensation......................................  24
  12.    Security Ownership of Certain Beneficial Owners
              and Management.........................................  25
  13.    Certain Relationships and Related Transactions..............  25

                                     PART IV

  14.    Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K..................................  25
         Signatures.................................................  27

                                     PART I

ITEM 1.           BUSINESS

BACKGROUND

         As of March 11, 1997, Lone Star Steakhouse & Saloon, Inc. (the "Company") owned and operated a chain of 207 mid-priced, full service, casual dining restaurants located in the United States which operate under the tradename Lone Star Steakhouse and Saloon("Lone Star" or "Lone Star Steakhouse & Saloon"). In addition, as of March 11, 1997 the Company owned and operated five upscale steakhouse restaurants, three operating as Del Frisco's Double Eagle Steak House and two operating as Sullivan's Steakhouse. Internationally, the Australian Joint Venture operates 21 restaurants in Australia. The Lone Star restaurants embrace a Texas-style concept featuring Texas artifacts and music. The Lone Star restaurants serve mesquite grilled steaks, ribs, chicken and fish.

         Americans consumed an estimated 68 pounds of beef on a per capita basis in 1996 (Source: United States Department of Agriculture), up from an estimated 63 pounds of beef in 1993, and steak continues to be one of the most frequently ordered dinner entrees at restaurants. Company management believes the limited menu of its restaurants, which concentrates primarily on high quality USDA choice-graded steaks, and the appeal of its "Texas Roadhouse" ambiance, distinguishes the Lone Star restaurants and provides the Company with a competitive advantage.

         The  Company  opened  45  new  domestic  Lone  Star  restaurants,   two
Sullivan's Steakhouses, one Del Frisco's, and the Australian Joint Venture opened eleven new Lone Star restaurants in 1996.

         In 1995 the Company decided to develop additional steak restaurant concepts in the upscale segment. The Company entered the upscale steakhouse market in September 1995, by acquiring the intellectual property rights, marks and tradename of Del Frisco's Double Eagle Steak House restaurant ("Del Frisco's"), the existing Del Frisco's restaurant located in Dallas, Texas, and a Del Frisco's restaurant under construction in Fort Worth, Texas (the "Del Frisco's Acquisition"). The Fort Worth location opened in April of 1996. The Company opened the third Del Frisco's unit in Denver, Colorado in January of 1997. The average check per customer for the Del Frisco's concept is approximately $60. See "Expansion into Upscale Markets" for a description of the Del Frisco's Acquisition.

         The Company also developed another upscale steak restaurant concept under the tradename of Sullivan's Steakhouse ("Sullivan's"). The average check per customer in this market is approximately $40. The Company's first Sullivan's Steakhouse restaurant opened in Austin, Texas in May 1996 and a second
Sullivan's Steakhouse opened in Indianapolis, Indiana in November 1996. See "Expansion into Upscale Market" for a description of the Sullivan's concept.

RESTAURANT CONCEPT

         Lone Star restaurants are positioned as "destination restaurants" that attract loyal clientele. The Lone Star restaurants embrace a Texas-style concept that features Texas artifacts and country and western music. The authentic "Texas Roadhouse" concept was developed to capitalize on the enduring popularity of Texas related themes. The exciting and vibrant atmosphere created by the restaurants' "Texas Roadhouse" ambiance is enhanced by free buckets of roasted peanuts, specially selected upbeat country western music, neon beer signs and peanut-shell-littered floors. The decor includes planked wooden floors, dim lighting, flags and other Texas memorabilia, all of which enhance the casual dining experience and establish a distinct identity for the Lone Star Steakhouse & Saloon restaurant chain. Lone Star is further distinguished by its high quality, USDA choice-graded steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order. A meat counter visible from the dining area enables customers to have the opportunity to view and personally select their own steaks. Meals are served in generous "Texas-sized" portions and full liquor and bar service is available. Lone Star restaurants are open seven days a week and serve both lunch and dinner with an average check per customer for 1996 of approximately $9.00 at lunch and $19.50 at dinner.

         Del Frisco's is designed to serve a sophisticated clientele, including business related dining occasions. The Del Frisco's concept embraces an elegant and timeless early twentieth century motif. The concept features old ways of cooking, such as master broiling and roasting. Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces, separate dining rooms and soft background music featuring old favorites. All of these elements enhance the dining experience and establish a distinct identity for the Del Frisco's restaurant. Del Frisco's is further distinguished by its high quality USDA prime-graded steaks which are hand-cut in each restaurant. Del Frisco's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $60.

         Sullivan's embraces a 1940's steakhouse theme with nostalgic art deco influences that feature music from the big band era. The decor includes an open kitchen, separate dining rooms, dark wood paneling, carpeted floors, warm lighting and white table cloths. Sullivan's is distinguished by its high quality Certified Angus BeefTM steaks, chops and seafood. Sullivan's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $40.

CORPORATE STRATEGY

      The Company has positioned itself as "The steak company," which will operate three distinct steakhouse restaurant concepts. The primary growth vehicle will be the Lone Star Steakhouse & Saloon restaurants concept which operate in the mid-scale steak segment. Lone Star Steakhouse & Saloon restaurants emphasize the following strategic elements:

      . Positioning in the mid-priced, full-service casual dining segment of the restaurant industry.

      .           The  popular  brand of Texas  provides a unique  and  enduring
                  attraction   to  a   broad   and   diverse   demographic   and
                  socio-economic mix of customers in the 25 to 54 age group.

      .           Generous "Texas-sized" portions offered at moderate prices.

      . High quality and attentive service with each waitperson generally being assigned to no more than three tables at dinner to ensure customer satisfaction.

      . Consistent high quality products through careful ingredient selection, food preparation and aging of steaks.

The Company believes that it can distinguish itself in the upscale market by employing many of the strategies that have been successful in the mid-priced steakhouse market. The Company will continue to emphasize attentive service and consistent, high quality food products. The Company expects that it can successfully apply its restaurant operations and management systems to the upscale markets. See "Restaurant Concept" for a description of the elements of these concepts.

         Internationally, the Company will continue to develop Lone Star Steakhouse & Saloon restaurants in various countries aligning itself with proven local operators. The Company also believes that its two upscale steak concepts have international development opportunities.

UNIT ECONOMICS

         The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and rent as a percentage of net sales. The Company's Lone Star restaurants averaged approximately $2.5 million in sales on an annualized basis during 1996. Of the 207 Lone Star restaurants open at March 11, 1997, 82 were leased facilities and had an average cash investment of $1,050,000 and 125 were owned and had an average cost for land acquisition, construction, equipment and pre-opening expenses of $2,091,000. In the future, the Company anticipates that a greater proportion of its new Lone Star restaurant locations will be purchased rather than leased, and anticipates an average total cost per unit of between $1.6 million and $2.2 million.

         The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurants and Sullivan's restaurants will range from $1.6 million to $2.5 million, but expects that the sales to investment ratio will be similar to that of the Lone Star Steakhouse & Saloon restaurants.

MENU

         The dinner menu at a Lone Star Steakhouse & Saloon restaurant features a limited selection of high quality, specially seasoned and mesquite grilled steaks, ribs, chicken and fish. All dinners offer a complete meal including salad, bread and butter and a choice of baked potato, baked sweet potato, steak fries or Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon steaks, ribs, soups and salads. Depending on local availability and quality, a fresh fish selection is also offered at lunch and dinner. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 15% of the Company's net sales.

         The menu at Del Frisco's features high quality USDA prime-graded steaks, chops, seafood, and quality side dishes. Del Frisco's wine list offers over 300 high quality wines and a full bar. Alcoholic beverage service accounts for approximately 30% of the restaurants sales.

         The menu at Sullivan's features high quality Certified Angus Beefo steaks, chops, seafood and quality side dishes. Sullivan's also features a number of high quality wines and full bar service. Alcoholic beverage service accounts for approximately 40% of the restaurants sales.

SITE SELECTION

         The Company believes the site selection process is critical in determining the potential success of a particular restaurant and senior management devotes significant time and resources to analyzing each prospective site. A variety of factors are considered in the site selection process, including the specific steakhouse concept to be developed, local market demographics, site visibility and accessibility and proximity to significant generators of potential customers such as major retailers, retail centers and office complexes, office and hotel concentrations and entertainment centers (stadiums, arenas, theaters, etc.). The Company also reviews potential competition and attempts to analyze the profitability of other national chain restaurants operating in the area.

      Of the 207 existing Lone Star Steakhouse & Saloon restaurants at March 11, 1997, 82 are leased and 125 are owned locations. As of March 11, 1997, the Company has entered into agreements to open 49 additional locations, 18 under lease and 31 by purchase. The Company will continue to purchase additional sites in the future, when it is cost effective. The Company utilizes a prototype building for its Lone Star Steakhouse & Saloon restaurants, of which, currently, there are 83 units open and 21 units under development. Leases are negotiated generally with initial terms of three to five years, with multiple renewal options. The Company has generally required between 150 and 280 days after the signing of a lease, or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

         Of the three Del Frisco's as of March 11, 1997 two are owned and one is leased. As of March 11, 1997 the two existing Sullivan's are both leased and the Company has entered into lease agreements for three additional Sullivan's locations.

RESTAURANT LAYOUT

         The Company believes that the decor and interior design of its restaurants are significant factors in its success. The Lone Star Steakhouse & Saloon restaurants' open layout permits dining customers to view the bar and Texas memorabilia and enhance the casual dining atmosphere. The Company also designs its kitchen space for efficiency of work flow, thereby minimizing the amount of space required.

         Lone  Star   Steakhouse   &  Saloon   restaurants   currently   average
approximately 5,800 square feet and include a dining area with seating for approximately 220 customers. In addition, a bar area is located adjacent to the dining room primarily to accommodate customers waiting for dining tables or to accommodate overflow. In some restaurants, an outside patio area can provide additional seating. The Company anticipates that future Lone Star restaurants will average approximately 5,500 square feet.

         The initial Del Frisco's restaurant is approximately 10,000 square feet and seats approximately 350 persons. Future Del Frisco's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers. The first Sullivan's restaurant, in Austin, Texas was 7,500 square feet and includes a dining area for approximately 180-200 customers. In August of 1996 the Company executed an amendment to lease an additional 4,500 square feet of space which will increase the space to 12,000 square feet and increase overall seating to 320. Future Sullivan's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers. In addition, Del Frisco's features a bar area adjacent to the dining room primarily to accommodate customers waiting for dining tables. Sullivan's bar area is separate from the dining room and is designed to be a destination unto itself, featuring live music and an upbeat, convivial atmosphere.

                    RESTAURANT LOCATIONS AS OF MARCH 11, 1997

            The following table sets forth the location of the Company's existing (207) domestic Lone Star Steakhouse & Saloon restaurants:

ALABAMA             GEORGIA             MARYLAND            NORTH CAROLINA           SOUTH CAROLINA
Anniston            Atlanta             Columbia            Asheville                Greenville
Birmingham          Augusta             Gaithersburg        Charlotte (4)            Myrtle Beach (2)
Huntsville                              Laurel              Durham                   Spartanburg
Mobile              IDAHO               Waldorf             Fayetteville
Montgomery          Boise                                   Greensboro (2)           SOUTH DAKOTA
Tuscaloosa                              MICHIGAN            Greenville               Sioux Falls
                    ILLINOIS            Ann Arbor           Jacksonville
ALASKA              Bloomington         Detroit (7)         Raleigh (3)              TENNESSEE
Anchorage           Bradley             Jackson             Rocky Mount              Jackson
                    Champaign           Grand Rapids        Winston-Salem            Johnson City
ARIZONA             Chicago (9)                                                      Memphis (3)
Mesa                Peoria              MISSISSIPPI         NORTH DAKOTA
Phoenix (3)         Rockford            Hattiesburg         Fargo                    UTAH
                    Springfield         Jackson                                      Layton
ARKANSAS                                                    OHIO                     Salt Lake City
Ft. Smith           INDIANA             MISSOURI            Akron
Little Rock (2)     Anderson            Branson             Canton                   VIRGINIA
Springdale          Evansville          Independence        Cincinnati (3)           Alexandria
                    Fort Wayne          Springfield         Cleveland (4)            Centreville
COLORADO            Indianapolis (4)    St. Louis (4)       Columbus (5)             Chesapeake
Colorado Springs    Lafayette                               Dayton (2)               Falls Church
Denver (6)          South Bend          NEBRASKA            Lancaster                Fredericksburg
Fort Collins                            Lincoln             Middletown               Herndon
Loveland            IOWA                Omaha (2)           Niles                    Norfolk
                    Cedar Rapids                            Springfield              Potomac Mills
DELAWARE            Coralville          NEVADA              Toledo (2)               Richmond (3)
Dover               Davenport           Las Vegas (4)       Youngstown               Virginia Beach
Wilmington (2)      Des Moines
                    Waterloo            NEW JERSEY          OKLAHOMA                 WEST VIRGINIA
FLORIDA                                 Bridgewater         Oklahoma City            Beckley
Bradenton           KENTUCKY            Cherry Hill         Tulsa                    Charleston
Clearwater          Bowling Green       Eatontown                                    Huntington
Coral Springs       Florence            Hanover Township    PENNSYLVANIA
Fort Lauderdale     Lexington           Hazlet              Allentown                WISCONSIN
Fort Myers          Louisville          Marlton             Harrisburg               Appleton
Gainesville                             Turnersville        Johnstown                Racine
Lakeland            LOUISIANA           Vorhees             Lancaster
Ocala               Baton Rouge         Wayne               Philadelphia
Orlando             Lafayette                               Pittsburgh (4)
Pensacola           Monroe              NEW MEXICO          Pottstown
Port Richey         New Orleans (2)     Albuquerque         Reading
Sarasota            Shreveport                              Wilkes-Barre
St. Petersburg                                              York
Tampa


The following table sets forth the location of the Company's existing (3) Del Frisco's restaurants and (2) Sullivan's restaurants:

DEL FRISCO'S                       SULLIVAN'S

Denver, CO                         Indianapolis, IN
Dallas, TX                         Austin, TX
Fort Worth, TX

EXPANSION STRATEGY - LONE STAR STEAKHOUSE AND SALOON RESTAURANTS

         The Company is continuing its Lone Star Steakhouse & Saloon expansion program pursuant to which it opened 36 restaurants in 1993, 48 restaurants in 1994, 45 restaurants in 1995, 45 restaurants in 1996 and intends to open at least 60 Lone Star Steakhouse & Saloon restaurants in 1997, all of which are expected to be Company-owned and operated. The Company plans to develop such new restaurants in its existing markets and expand into new markets that meet the Company's criteria.

         As of March 11, 1997, the Company had entered into agreements to open 49 additional Lone Star Steakhouse & Saloon locations, 18 under lease and 31 by purchase. The Company is also actively negotiating for additional leases or purchases at a number of sites for all three steakhouse concepts.

         The Company intends to continue to expand its Lone Star Steakhouse & Saloon business outside the United States. Pursuant to a joint venture arrangement covering Australia and New Zealand (the "Australian Joint Venture"), the Australian Joint Venture owns and operates 21 restaurants. The Company plans to open ten units in Australia in 1997. A licensed Lone Star Steakhouse & Saloon restaurant opened in Guam in mid-1995. The Company is also contemplating entering into restaurant development joint ventures, licensing or other corporate partnership arrangements in other foreign countries.

         In June 1996 the Company terminated its joint venture in Europe wherby it divested its interest in three existing restaurants and one under construction. Such restaurants will no longer operate as Lone Star Steakhouse & Saloon restaurants.

EXPANSION INTO UPSCALE MARKETS

         While the Company intends to continue to have a substantial and increasing presence in the mid-priced, full service, casual dining steakhouse restaurant market, the Company believes that expansion opportunities exist in the upscale steakhouse markets.

         To enter the upscale market, in September 1995, the Company acquired the intellectual property rights, marks and tradename of Del Frisco's Steak House, the existing Del Frisco's located in Dallas, Texas, and a Del Frisco's under construction in Fort Worth, Texas which opened in April 1996. The Company also became the licensor of two Del Frisco restaurants in Houston, Texas and Orlando, Florida. The Company has no plans for future franchising.

         The Company opened an additional Del Frisco's restaurant, in Denver, Colorado in January 1997. The Company plans to expand its entry into the upscale steakhouse market, where average checks are $60 or more, by developing the Del Frisco's format and concept primarily in the U.S. The Company expects to open two or three Del Frisco's restaurants in 1997 in the United States.

         The Company also developed a second upscale steak restaurant concept under the tradename Sullivan's Steakhouse, where the average check per customer is approximately $40. The Company opened the first restaurant in May 1996 in Austin, Texas and opened an additional restaurant in November 1996 in Indianapolis, Indiana. The Company expects to open four to six Sullivan's units in 1997 in the United States.


MARKETING

         Lone Star Steakhouse & Saloon restaurants are "destination location restaurants" that focus on the mid-priced full service casual dining market segments. The Company has relied principally on its commitment to customer service, an excellent price-value relationship and the unique "Texas Roadhouse" ambiance of its restaurants to attract and retain customers. Accordingly, the Company has focused its resources on providing its customers with superior service, value and an exciting and vibrant atmosphere, and has relied primarily on word of mouth to attract new customers. The Company also utilizes radio and billboard advertising to promote its restaurants and build customer awareness. The Company utilizes a similar strategy for its Del Frisco's and Sullivan's restaurants, in addition to various local store marketing efforts. The Company also employs some print and direct mail advertising, and conducts some local restaurant promotions. To create additional Lone Star name recognition and customer identification, the Company sells T-shirts and other items bearing the Lone Star name and logo.

RESTAURANT OPERATIONS AND MANAGEMENT

         The Lone Star Steakhouse & Saloon concept has evolved from various steakhouse restaurants that certain of the Company's principal stockholders have operated since 1985. In addition, the restaurant operations and management systems are an outgrowth of systems and controls that were developed by the Company's senior management and have been successfully used to manage a large number of restaurants located in numerous states. Management utilizes substantially the same operational, financial and management systems for all three steakhouse concepts.

         The Company strives to maintain quality and consistency in its restaurants through careful hiring, training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

         The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. Sales information is collected daily from each restaurant, and restaurant managers are provided with daily, weekly and twenty-eight day period operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts, the balances of which are wire transferred weekly to the Company's principal operating account.

         The management team for a typical Company restaurant consists of one general manager and three managers. Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a district manager who, in turn, reports to the Company's senior vice president of operations. Restaurant managers complete an eight week training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability avoidance and employee relations. Restaurant management is also provided with a proprietary operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with restaurant managers, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified operating targets. Senior management regularly visits Company's restaurants and meets with the respective management teams to ensure that the Company's strategies and standards of quality in all respects of restaurant operations and personnel development.

         The Company utilizes a comprehensive peer review reporting system for its general managers and district managers. Within seven days after the close of each twenty-eight day accounting period, profit and loss statements are produced and, subsequently, the district managers and the Company's senior management meet in person to review operating results for each district. The next week a meeting is arranged during which the general manager of each restaurant reviews the profit and loss statement of the restaurant with a district manager and other general managers who report to the district manager. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The Company believes that the peer review system enables each general manager to benefit from the collective experience of all of the Company's management.

         The Company believes that customer service and satisfaction are keys to the success of restaurant operations. The Company's commitment to customer service and satisfaction is evidenced by several Company practices and policies, including periodic visits by restaurant management to customers' tables, active involvement of restaurant management in responding to customer comments and assigning waitpersons to a limited number of tables, generally three for dinner and four for lunch. Teamwork is emphasized through a runner system for delivering food to the tables that is designed to serve customers in an efficient and timely manner.

         Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of a restaurant manager, or experienced key employee. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.

PURCHASING

         The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverage products from local or national suppliers. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the Company for payment. The Company does not maintain a central product warehouse or commissary. The Company has not experienced any significant delays in receiving restaurant supplies and equipment.

         From time to time, the Company engages in forward pricing and may consider other hedging strategies with regard to its meat and other food costs in order to minimize the impact of potential fluctuations in prices. This practice could help stabilize the Company's food costs during times of fluctuating prices.

MANAGEMENT INFORMATION SYSTEMS

         The Company utilizes an in-store computer-based management support system which is designed to improve labor scheduling and food cost management, provide corporate management quicker access to financial data and reduce the restaurant manager's administrative time. Each general manager uses the system for production planning, labor scheduling and food cost variance analysis. The system generates reports on sales, bank deposit data and variance data to the Company's management on a daily basis.

         The Company generates weekly consolidated sales reports and food and labor cost variance reports at its corporate headquarters, as well as detailed profit and loss statements for each restaurant every four weeks. Additionally, the Company monitors the average check, customer count, product mix and other sales trends on a daily basis.

ACCOUNTING AND ADMINISTRATIVE SERVICES

         The Company utilizes certain accounting and administrative services provided by Coulter Enterprises, Inc. pursuant to the terms of a services agreement. These services were provided to the Company during 1996 at an annual fee of $1,272,000, plus an additional fee of $416 per restaurant per 28-day period plus reimbursement of all out-of-pocket costs and expenses. For 1997, the fixed annual charge is $2,010,000 and the per restaurant per 28-day period fee is $440. The increase in the fixed charge is due to an increase in the number of restaurants operated by the Company. In the future, the Company may satisfy its accounting and administrative needs by hiring employees directly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         Competition in the restaurant industry is increasingly intense. The Company operates full service restaurants primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that its "Texas Roadhouse" concept, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. The Company has limited operating experience in the upscale steakhouse market. While the Company believes that its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company also competes with other restaurants and retail establishments for sites. Many of the Company's competitors are well-established in the mid-priced mid-scale and upscale dining segment and certain competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high quality, competitively priced food in a full service, distinctive dining environment.

GOVERNMENT REGULATION

         The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, safety and ADA accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

         The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         A stockholder of the Company is also the owner of a wholesale liquor distributorship in the State of Kansas. Because of this relationship, "tied-house" laws may prohibit the Company from obtaining liquor licenses in certain states. However, the Company has not experienced difficulties in obtaining licenses at any of its restaurants. The Company does not believe that its relationship with such stockholder will have a material adverse effect on the Company's future operations.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

TRADEMARKS

         The Company regards its marks, Lone Star Steakhouse & Saloon(R) and Lone Star Cafe(R), Del Frisco's(R), Double Eagle Steak House(R), and Sullivan's Steakhouse(R) as having significant value and as being an important factor in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas. However, the Company believes such uses will not have a material adverse effect on the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

         In December 1993, the Company filed a trademark infringement suit against a restaurant operator who operated two steakhouse restaurants in metropolitan Atlanta utilizing the mark and tradename Lone Star Steaks. By Order dated April 24, 1995, the United States District Court for the Northern District of Georgia, entered a permanent injunction barring the Company from using or displaying the "Lone Star Steahouse & Saloon name , trademark or service mark" or any similar imitation of that mark or the "Lone Star Steaks" mark in connection with the operation of any restaurant in Georgia. The permanent injunction also encompasses any other acts within that state that unfairly compete with Lone Star Steaks, Inc., trade off that company's reputation or goodwill, or unlawfully injure its business reputation in any manner. The permanent injunction also encompasses the Company's use of its mark in connection with clothing within the state of Georgia. The Court further awarded $60,000 in compensatory and liquidated damages and approximately $113,000 in attorney's fees and costs. On February 24, 1997, the Court of Appeals of the Eleventh Circuit issued its decision whereby it affirmed all of the district court's rulings, except for the portion which granted attorney fees under the Georgia Fair Business Practices Act. The issue of attorney fees was vacated and remanded to the district court for consideration pursuant to the Federal Lanham Act. The Company has filed an appeal en banc.

         On June 2, 1996, the License Agreement for the Del Frisco's restaurant in Houston, Texas expired. The licensee refused to cease using the Company's marks. Accordingly, a lawsuit was filed in Federal District Court in the State of Texas on September 9, 1996 seeking to enjoin licensee from further use of the Company's marks and seeking damages for infringement.

EMPLOYEES

         As of March 11, 1997, the Company employed approximately 15,800 persons, 9 of whom are executive officers, 14 of whom are district managers, approximately 798 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.           PROPERTIES

         As of March 11, 1997, the Company leased 82 and owned 125 of its Lone Star restaurant locations. As to Del Frisco's, the Company owned two and leased one Del Frisco's Steakhouses. The Company leased two locations for its Sullivan 's concept. Lease terms are generally from three to five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent, and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a pro rata portion of lessors' common area costs.

         The Company intends to continue to purchase restaurant locations where cost-effective. As of March 11, 1997, the Company had entered into agreements to open 49 additional Lone Star locations, 18 under lease and 31 by purchase. Additionally the Company had entered into agreements to open three additional Sullivan's under leases.

         The Company's executive offices are located at 224 East Douglas, Suite 700, Wichita, Kansas, 67202 which space is provided pursuant to the terms of the existing management agreement with Coulter Enterprises, Inc. The Company believes that there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company. See "Business-Trademarks" for a description of litigation involving the use of trademarks.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded over-the-counter on the Nasdaq National Market System (ticker symbol: STAR). The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported by Nasdaq.

                                               BID PRICES
                                               ----------
     CALENDAR 1996                  HIGH                         LOW
------------------------            ----                         ---
 First Quarter                      40 7/8                      31 1/8
 Second Quarter                     45                          37 3/8
 Third Quarter                      39 7/8                      30
 Fourth Quarter                     32                          25 3/8

                                               BID PRICES
                                               ----------
     CALENDAR 1995                  HIGH                         LOW
------------------------            ----                         ---
 First Quarter                      30 3/8                      18 (1/2)
 Second Quarter                     34 15/16                    27 1/8
 Third Quarter                      45                          29 7/8
 Fourth Quarter                     42 3/4                      34 7/8


DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future development.

NUMBER OF STOCKHOLDERS

         As of March 11, 1997, there were 546 holders of record of the Company's Common Stock. The Company believes that there are in excess of 8,000 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data. The selected consolidated data of the Company as of December 31, 1996, December 26, 1995, December 27, 1994, December 28, 1993, and December 29, 1992, and for each of the five years in the period ended December 31, 1996, were derived from the Company's audited consolidated financial statements. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual results of operations for the periods presented. Said pro forma adjustments reflect the income tax provisions at the estimated effective federal and state income tax rates applicable to the operations of the CCC Group (see
Note 2 to the Company's consolidated financial statements) which were taxed as S-Corporations for income tax purposes prior to their acquisition by the Company in August 1995.

The following table should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                          YEAR ENDED IN DECEMBER,(1)
                                                -------------------------------------------------------------------------------
                                                                     (Dollars in thousands except share data)




                                                 1996              1995               1994               1993               1992(2)
                                                 ----              ----               ----               ----               ----
Income Statement Data:

Net sales                                      $491,754        $   340,857       $   215,800        $   112,263        $    40,602

Costs and expenses:

   Costs of sales                               172,338            120,871            76,888             40,981             14,941

   Restaurant operating expenses                167,871            116,703            71,996             36,979             15,726

General and administrative expenses              21,285             12,693             8,117              3,916              1,359

Loss on divestiture of foreign operations         8,557                -                 -                  -                  -

Depreciation and

     amortization                                28,384             19,817            12,989              6,744              1,658
                                             ----------        -----------       -----------         ----------       ------------

Total costs and expenses                        398,435            270,084           169,990             88,620              3,684
                                             ----------        -----------       -----------         -----------           ---------

Income from operations                           93,319             70,773            45,810             23,643              6,918


Other income,  net                                3,682              2,910             1,263              1,840                359
                                             ----------        -----------       -----------         ----------       ------------

Income before provision for

  income taxes and minority

  interest                                       97,001             73,683            47,073             25,483              7,277

Provision for income taxes                       37,518             26,820            16,900              9,112              2,765

Minority interest                                   584                705                 -                  -                  -
                                             ----------        -----------       -----------         ----------       ------------

Net income                                   $   60,067        $    47,568       $    30,173         $   16,371        $     4,512
                                             ==========        ===========       ===========         ==========       ============

Primary net income per share                 $     1.49        $      1.27       $      0.87         $     0.49       $       0.16
                                             ==========        ===========       ===========         ==========       ============


Primary weighted average shares
  outstanding                                40,393,813        37,537,891        34,608,610          33,339,007       28,872,151
                                             ==========        ==========        ==========          ==========       ==========

Unaudited pro forma information based
  on providing for income taxes
  on pooled S-Corporations of
  CCC Group prior to acquisi-
  tion at the estimated tax rate:

   Income before income
     taxes, net of minority
     interest                                                  $    74,388       $    47,073         $   25,483       $      7,277

   Pro forma provision for
     income taxes                                                   27,653            17,884              9,696              2,813
                                                               -----------       -----------         ----------       ------------
Pro forma net income                                           $    46,735       $    29,189         $   15,787       $      4,464
                                                               ===========       ===========         ==========       ============

Pro forma primary net income per
   share                                                       $      1.25       $      0.84         $     0.47       $       0.15
                                                               ===========       ===========         ==========       ============


                                                At fiscal year end in December, (1)
                                   -----------------------------------------------------------
                                          (Dollars in thousands except share data)

                                    1996         1995         1994        1993        1992 (2)
                                   --------   --------     --------      ------       -------
Balance Sheet Data:

   Working capital                 $126,244   $ 59,880     $ 37,618     $ 83,606     $ 39,131
   Total assets                     542,152    358,218      204,028      164,763       71,029
   Long-term debt,
     including current
     portion                             -         387        4,318        2,953        3,350
Stockholders' equity                495,239    322,811      180,072      151,768       61,891

------------------

(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. The Company's 1992 fiscal year ended on December 29 and its 1993, 1994, 1995, and 1996 fiscal years ended on December 28, 29, 26, and 31, respectively.

(2) Reflects the operations of eight restaurants acquired on March 19, 1992, from Lone Star Steakhouse & Saloon Group concurrently with the Company's Initial Public Offering in an exchange transaction whereby the Company issued 5,308,432 shares of its common stock. The acquisition was accounted for using the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the consolidated financial statements and including the notes thereto included elsewhere herein.

         The Company began 1994 with 67 Lone Star restaurants, opened 48 restaurants during 1994, 45 restaurants during 1995 and 45 restaurants during the year ended December 31, 1996.

         Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants opens.

         After acquiring the rights to operate the Del Frisco's Double Eagle Steak House restaurant located in Dallas, Texas, the Company opened two additional Del Frisco's restaurants, one in Fort Worth, Texas in April 1996 and one in Denver, Colorado in January 1997. The Company also licenses a Del Frisco's restaurant in Orlando, Florida. The Company plans to expand its entry into the upper-end steakhouse market, where average checks are $60 or more, by developing the Del Frisco's Double Eagle Steakhouse format and concept. The Company expects to open two or three Del Frisco's Double Eagle Steak House restaurants in 1997.

         The Company is also developing another upscale steak restaurant concept under the tradename Sullivan's Steakhouse, where the average check per customer is approximately $40. The Company opened the first restaurant in May 1996 in Austin, Texas and opened an additional restaurant in November 1996 in Indianapolis, Indiana. The Company intends to develop four to six additional Sullivan's restaurants in 1997.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data.

                                                                             YEARS ENDED (1)
                                                         December 31,         December 26,         December 27,
                                                             1996                 1995                 1994
                                                       -----------------   ------------------   ------------------
                                                                        (Dollars in thousands)
Income Statement Data:
   Net sales                                                  100.0%              100.0%              100.0%
   Costs and expenses:
     Costs of sales                                            35.1                35.5                35.6
     Restaurant operating expense                              34.1                34.2                33.4
     Depreciation and amortization                              5.8                 5.8                 6.0
                                                            --------            --------            --------
     Restaurant costs and expenses                             75.0                75.5                75.0
                                                            --------            --------            --------
     Restaurant operating income                               25.0                24.5                25.0
     General and administrative expenses                        4.3                 3.7                 3.8
     Loss on divestiture of foreign operations                  1.7                 --                  --
                                                            --------            --------            --------

   Income from operations                                      19.0                20.8                21.2
   Other income, and minority interest                          0.7                 1.0                 0.6
                                                            --------            --------            --------
   Income before provision for income
     taxes                                                     19.7                21.8                21.8
   Provision for income
     taxes (2)                                                  7.5                 8.1                 8.3
                                                            --------            --------            --------
   Net income (2)                                              12.2%               13.7%               13.5%
                                                            ========            ========            ========

Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (3)                                $    2,509          $    2,536          $    2,481
Number of restaurants at end of period                          232                 175                 116
Number of full restaurant periods open
     during the period (4)                                    2,546               1,783               1,114

--------------------------------------

(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
(2) Gives pro forma effect to providing for income taxes on pooled S corporations of CCC Group prior to the 1995 Lone Star Acquisition at the estimated effective tax rate; thus the 1996 amounts are historical.
(3) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods by the number of full accounting periods open in the reporting period, and annualizing the result.
(4) Full restaurant periods are four-week accounting periods within the fiscal year (excluding the first partial accounting period of operations) that a restaurant was open.

                                      20-

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 26, 1995

         Net sales increased $150,897,000 (44.3%) for the year ended December 31, 1996 compared to the year ended December 26, 1995 principally attributable to $77,609,000 in additional sales from units opened the full year in 1996 versus partial year in 1995, $42,038,000 in sales from the 45 new domestic Lone Star restaurants opened in 1996, and $13,425,000 in additional sales from the Sullivan's and Del Frisco's restaurants in 1996. Consolidated sales for international joint venture restaurants (primarily Australian) increased $46,866,000. Same store sales were down 1.9% for the year.

         Costs of sales, primarily food and beverages decreased as a percentage of sales to 35.1% for the year ended December 31, 1996 from 35.5% due to slightly lower beef prices and improved controls. The Company continues to purchase beef and some seafood at contracted prices.

         Restaurant operating expenses for the year ended December 31, 1996 increased $51,168,000 (43.8%) from $116,703,000 in the year ended December 26, 1995 to $167,871,000 and such expenses decreased as a percentage of net sales from 34.2% to 34.1%.

         Depreciation and amortization increased $8,567,000 (43.2%) in the year ended December 31, 1996 over the year ended December 26, 1995 principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 59 new restaurants in 1996, and increases in depreciation relating to additional owned properties. General and administrative expenses for the year ended December 31, 1996 increased $8,592,000 (67.7%) from the comparable period in 1995. The increase reflects the first full year of consolidated foreign joint venture administration expenses in 1996, as well as the costs associated with additional multi-unit supervisors.

         Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services and consulting company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period plus reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement. In June 1996 the Company terminated its joint venture in Europe wherby it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664 net of the tax benefit of $2,592,512. Such restaurants will no longer operate as Lone Star Steakhouse & Saloon restaurants.

         Other income, principally interest, for the year ended December 31, 1996 was $3,682,000 a $772,000 increase from the comparable period in 1995. This increase is attributable to the investment of the remaining net proceeds of the Company's public offering in May 1996.

         The effective income tax rate for the year ended December 31, 1996 and the effective pro forma income tax rate for the year ended December 26, 1995 was 38.4% and 37.2%, respectively. The increase in the rate is primarily due to certain losses resulting from the write-off of the European Joint Venture that are not currently available for deduction. Without the impact of the European Joint Venture write-off, the effective rate was 36.9%.

YEAR ENDED DECEMBER 26, 1995 COMPARED TO YEAR ENDED DECEMBER 27, 1994

         Net sales increased $125,057,000 (58%) for the year ended December 26, 1995, principally attributable to $41,324,000 in sales from the 45 new restaurants opened in 1995. Same store sales increased 1.6% primarily due to the growth in customer counts. In addition, since June 1995, the Company included the results of its Australian Joint Venture in its consolidated financial statements.

         Costs of sales, primarily food and beverages, decreased slightly as a percentage of sales to 35.5% for the year ended December 26, 1995, from 35.6% due to slightly lower beef prices.

         Restaurant operating expenses for the year ended December 26, 1995 increased $44,707,000 (62%) to $116,703,000. Such expenses increased as a percentage of net sales to 34.2% from 33.4%. The increase is due in part to slightly higher labor rates, and the consolidation of the Company's international operations which have higher restaurant operating expense rates than domestic units. Prior to the third quarter of 1995, international operations were accounted for using the equity method.

         Depreciation and amortization increased $6,828,000 (53%) in the year ended December 26, 1995, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 45 new restaurants in 1995 and increases in depreciation related to additional owned properties. General and administrative expenses for the year ended December 26, 1995 increased
$4,576,000 (56%), reflecting the costs associated with new store opening personnel and the district manager positions being in existence for all of 1995 as well as increased legal and third party consulting expenses.

         Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which Lone Star paid a fixed annual charge in fiscal 1995 of $837,000, plus an additional fee of $406 per restaurant per 28 day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 26, 1995. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.

         Other income, principally interest, for the year ended December 26, 1995, increased $1,646,000 to $2,910,000 compared to $1,263,000 in 1994. This increase is attributable to the investment of the net proceeds of the Company's public offering in April, 1995.

         The effective pro forma income tax rate for the year ended December 26, 1995 and December 27, 1994 was 37.2% and 38.0%, respectively. The decrease in the rate is primarily the result of a decrease in the effective state income tax rate.

IMPACT OF INFLATION

         The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at Federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale and improved operating procedures, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flows for the years ended:


                                                                              Years Ended
                                                         -------------------------------------------------
                                                           December 31,      December 26,     December 27,
                                                              1996              1995              1994
                                                              ----              ----              ----

Net cash provided by operating activities               $  105,323,791      $  63,824,777     $  41,571,882

Net cash used in investment activities                    (131,178,835)      (124,028,705)      (78,839,427)

Net cash provided by (used in) financing activities        109,401,300         82,052,141          (504,561)

Net increase (decrease) in cash                             83,296,402         21,563,850       (37,772,106)

During the year ended December 31, 1996, the Company's purchases of property and equipment was $126,703,360.

         The Company has opened 152 restaurants in the past three fiscal years of which 48 opened in 1994 and an additional 45 opened during the year ended December 26, 1995 and 59 in the year ended December 31, 1996. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

         At December 31, 1996, the Company had $150,721,286 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company has entered into two leases for new locations. In addition, at such date the Company had acquired nine sites and signed contracts or options to purchase 25 sites. The Company was also actively negotiating purchase or lease of approximately 64 additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased. The Company expects to expend approximately $130,000,000 to open new restaurants in fiscal 1997.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its aggressive expansion strategy, changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.
                                      -24-

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as part of this report:

                (1) Financial Statements.

                See Index to Financial Statements which appears on page F-1 herein.

                (2)  Exhibits


                                INDEX TO EXHIBITS
               Exhibit
               Number                    Exhibit
               ------                    -------
                ***3.1     Company's Certificate of Incorporation as amended
                ***3.2     Company's By-Laws
                 *10.1     Services  Agreement  as amended  between the Company
                           and Coulter  Enterprises,  Inc.,  dated  February 8,
                           1997
             *****10.2     Employment Agreement between the Company and John D.
                           White, dated February 1, 1995
              ****10.3     1992 Lone Star Steakhouse & Saloon,  Inc.  Incentive
                           and Non-qualified Stock Option Plan (the "Plan") as amended
               ***10.4     Form of  Indemnification  Agreement for officers and
                           directors of the Company

               ***10.5     Purchase  Agreement  between  the  Company  and  Max
                           Shayne, Inc., dated January 22, 1992
               ***10.6     Non-Competition, Confidentiality and Non-Solicitation
                           Agreement  between the Company and Jamie B.  Coulter,
                           dated March 12, 1992
                **10.7     Non-Competition, Confidentiality and Non-Solicitation
                           Agreement between the Company and Dennis L. Thompson,
                           dated March 12, 1992 Employment Agreement between the
                           Company and Mike Archer, dated April 20, 1995
                 *10.8     Employmemt Agreement between the Company and Mike
                           Archer, dated April 20, 1995
                 *11.1     Statement regarding Computation of Per Share Earnings
                 *21.0     Subsidiaries of the Company
                 *23.1     Accountants'   consent  to  the   incorporation   by
                           reference to the Company's Registration Statement on
                           Form  S-8  of  the  independent   auditors'   report
                           included herein Financial data schelule
                 *27.0     Financial data schedule

-----------------------------
      (b)         Reports on Form 8-K filed in the fourth quarter of 1995: none

        *         Filed herewith.
       **         Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-1, filed with the Commission on October 1, 1992 (Commission File No. 33-52678) as amended.

      ***         Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-1, filed with the Commission on January 31, 1992 (Commission File No. 33-45399), as amended.

     ****         Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-8, filed with the Commission on January 12, 1996 (Commission File No. 33-00280), as amended.

     ***** Incorporated by reference to the Company's Form 10-K for the year ended December 27, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 31st day of March 1997.


                                     LONE STAR STEAKHOUSE & SALOON, INC.
                                                (Registrant)



                                     /S/ John D. White
                                     ------------------------------------
                                                 John D. White
                                              Executive Vice President,
                                             Chief Financial Officer and
                                            Principal Accounting Officer,
                                               Treasurer and Director


                                   SIGNATORIES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

              SIGNATURE                      TITLE                  DATE
              ---------                      -----                  ----


/s/ Jamies B. Coulter           Chairman of the Board           March 31, 1997
--------------------------      and Chief Executive Officer
    Jamie B. Coulter



                                Executive Vice President,
/s/ John D. White               Chief Financial Officer and     March 31, 1997
--------------------------      Principal Accounting Officer
   John D. White                Treasurer and Director


/s/ Dennis L. Thompson          Senior Vice President-          March 31, 1997
--------------------------      Real Estate and Director
   Dennis L. Thompson


/s/ Michael J. Archer           Chief Operating Officer         March 31, 1997
--------------------------      Del Frisco's / Sullivan's
   Michael J. Archer            and Director


/s/ Clark R. Mandigo            Director                        March 31, 1997
--------------------------
   Clark R. Mandigo


                                Director                        March 31, 1997
--------------------------
   Fred B. Chaney

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements


                                                                         Pages

Report of Independent Auditors ......................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and December  26,
1995...................................................................  F-3
Consolidated Statements of Income for the years ended December 31, 1996,
      December 26, 1995, and December 27, 1994.........................  F-5
Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1996, December 26, 1995, and December 27, 1994......  F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
      December 26, 1995, and December 27, 1994.........................  F-7
Notes to Consolidated Financial Statements.............................  F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have audited the accompanying consolidated balance sheets of Lone Star Steakhouse & Saloon, Inc. as of December 31, 1996 and December 26, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Steakhouse & Saloon, Inc. at December 31, 1996 and December 26, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP
                                                     -----------------
                                                     ERNST & YOUNG LLP

Wichita, Kansas
January 14, 1997

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets


                                                         DECEMBER 31, 1996           DECEMBER 26, 1995
                                                         ---------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                              $150,721,286                $ 67,424,884
   Accounts receivable                                       2,233,119                   1,308,865
   Inventories                                               4,728,071                   4,156,355
   Preopening costs, net                                     6,250,241                  10,328,686
   Refundable income taxes                                           -                   5,006,856
   Deferred income taxes (Note 10)                             584,780                           -
   Other current assets                                        783,557                      90,092
                                                           -----------                --------------
Total current assets                                       165,301,054                  88,315,738

Property and equipment:
   Land                                                    102,501,716                  68,887,543
   Buildings                                               143,620,384                  94,712,993
   Leasehold improvements                                   68,049,332                  55,209,000
   Equipment                                                56,311,330                  37,159,906
   Furniture and fixtures                                   14,975,975                   8,598,569
                                                           -----------                 -------------

                                                           385,458,737                 264,568,011
   Less accumulated depreciation and amortization          (34,870,491)                (19,233,055)
                                                           ------------                -------------

                                                           350,588,246                 245,334,956

Other assets:
   Intangible and other assets, net (principally goodwill)  26,262,455                  24,567,805
                                                           -----------                 ------------

Total assets                                               $542,151,755               $358,218,499
                                                           ============               =============


                                                                                      DECEMBER 31, 1996         DECEMBER 26, 1995
                                                                                    ------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                 $  8,202,116                $  9,245,331
   Other current liabilities:
      Sales tax payable                                                                2,310,128                   1,367,263
      Accrued payroll                                                                  4,875,218                   4,824,664
      Gift certificates                                                                6,595,403                   4,677,964
      Income taxes payable                                                             5,098,460                           -
      Deferred income taxes (Note 10)                                                          -                   1,817,159
      Current portion of capital lease obligation (Note 8)                                75,271                      64,550
      Other                                                                           11,900,454                   6,438,362
                                                                                    ------------------------------------------
Total current liabilities                                                             39,057,050                  28,435,293

Capitalized lease (Note 8)                                                               247,510                     322,781
Deferred income taxes (Note 10)                                                        7,306,978                   3,966,968
Minority interest                                                                        301,384                   2,682,914
Commitments (Note 11)                                                                          -                           -

Stockholders' equity (Notes 3, 5 and 6):
   Preferred stock,  $.01 par value,  2,000,000 shares  authorized;  none issued
(Note 5)
                                                                                               -                           -
   Common stock, $.01 par value, 98,000,000 shares authorized; 40,702,725 shares issued and outstanding (37,587,974 in 1995)
                                                                                         407,027                     375,879
   Additional paid-in capital                                                        341,158,492                 228,578,790
   Retained earnings                                                                 154,207,532                  94,140,238
   Translation adjustment                                                               (534,218)                   (284,364)
                                                                                    ------------------------------------------
Total stockholders' equity                                                           495,238,833                 322,810,543
                                                                                    ------------------------------------------

Total liabilities and stockholders' equity                                          $542,151,755                $358,218,499
                                                                                    ==========================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income


                                                                                                FOR THE YEAR ENDED
                                                                               DECEMBER 31,       DECEMBER 26,       DECEMBER 27,
                                                                                   1996              1995               1994
                                                                               ----------------------------------------------------

Net sales                                                                      $491,754,270      $340,857,223        $215,800,477
Costs and expenses:
   Costs of sales                                                               172,338,134       120,870,646          76,887,928
   Restaurant operating expenses                                                167,871,293       116,703,192          71,996,039
   Depreciation and amortization                                                 28,384,168        19,816,823          12,989,178
                                                                               ----------------------------------------------------
Restaurant costs and expenses                                                   368,593,595       257,390,661         161,873,145
                                                                               ----------------------------------------------------
Restaurant operating income                                                     123,160,675        83,466,562          53,927,332

General and administrative expenses:
   Related parties (Note 7)                                                       2,215,467         1,443,312             792,913
   Other                                                                         19,068,740        11,249,957           7,324,744
   Loss on divestiture of European joint venture (Note 4)
                                                                                  8,557,176                 -                   -
                                                                               ----------------------------------------------------
Income from operations                                                           93,319,292        70,773,293          45,809,675

Other income (expense):
   Other income, net (principally interest)                                       3,681,493         3,137,760           1,538,443
   Interest expense                                                                       -          (228,532)           (275,033)
                                                                               ----------------------------------------------------
                                                                                  3,681,493         2,909,228           1,263,410
                                                                               ----------------------------------------------------

Income before income taxes and minority interest                                 97,000,785        73,682,521          47,073,085
Provision for income taxes (Note 10)                                            (37,517,693)      (26,819,591)        (16,900,130)
Minority interest                                                                   584,202           705,160                   -
                                                                               ----------------------------------------------------
Net income                                                                     $ 60,067,294      $ 47,568,090        $ 30,172,955
                                                                               ====================================================

Primary net income per share                                                   $     1.49        $     1.27          $      0.87
                                                                               ====================================================

Fully diluted net income per share                                             $     1.49        $     1.26          $      0.87
                                                                               ====================================================

Unaudited pro forma  information  based on providing  for income taxes on pooled
   S-Corporations prior to acquisition at the estimated effective tax rate:
      Income before income taxes, net of minority interest
                                                                                                 $ 74,387,681        $ 47,073,085
      Pro forma provision for income taxes                                                         27,652,784          17,883,699
                                                                                              -------------------------------------
Pro forma net income                                                                             $ 46,734,897        $ 29,189,386
                                                                                              =====================================

Pro forma primary net income per share                                                           $     1.25          $      0.84
                                                                                              =====================================

Pro forma fully diluted net income per share                                                     $     1.23          $      0.84
                                                                                              =====================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                                          COMMON STOCK
                                                       PREFERRED        ------------------------------------------
                                                         STOCK                   NUMBER                  AMOUNT
                                                ------------------------------------------------------------------

Balance, December 28, 1993                               $   -                    34,288,455         $     342,884
Stock options exercised                                      -                        14,113                   141
Capital contributions of pooled companies
                                                             -                             -                     -
Dividends paid by pooled companies
                                                             -                             -                     -
Net income                                                   -                             -                     -
                                                ------------------------------------------------------------------
Balance, December 27, 1994                                   -                    34,302,568               343,025
Shares issued in public offering                             -                     2,906,710                29,067
Translation adjustment                                       -                             -                     -
Stock options exercised                                      -                       172,446                 1,724
Tax benefit related to options exercised
                                                             -                             -                     -
S-Corporation deferred taxes                                 -                             -                     -
Shares issued for Del Frisco Group                           -                       206,250                 2,063
Dividends paid by pooled companies
                                                             -                             -                     -
Net income                                                   -                             -                     -
                                                ------------------------------------------------------------------
Balance, December 26, 1995                                   -                    37,587,974               375,879
Shares issued in public offering                             -                     2,650,000                26,500
Translation adjustment                                       -                             -                     -
Stock options exercised                                      -                       464,751                 4,648
Tax benefit related to options exercised
                                                             -                             -                     -
Net income                                                   -                             -                     -
                                                ------------------------------------------------------------------
Balance, December 31, 1996                               $   -                    40,702,725         $     407,027
                                                ==================================================================


                                                      ADDITIONAL        TRANSLATION               RETAINED
                                                   PAID-IN CAPITAL       ADJUSTMENT               EARNINGS                 TOTAL
                                                ------------------------------------------------------------------------------------

Balance, December 28, 1993                        $131,300,464     $       -         $         20,124,766    $        151,768,114
Stock options exercised                                 97,666             -                            -                  97,807
Capital contributions of pooled companies
                                                        84,559             -                            -                  84,559
Dividends paid by pooled companies
                                                             -             -                   (2,051,613)             (2,051,613)
Net income                                                   -             -                   30,172,955              30,172,955
                                                -----------------------------------------------------------------------------------
Balance, December 27, 1994                         131,482,689             -                   48,246,108             180,071,822
Shares issued in public offering                    85,638,616             -                            -              85,667,683
Translation adjustment                                       -     $(284,364)                           -                (284,364)
Stock options exercised                              1,970,382             -                            -               1,972,106
Tax benefit related to options exercised
                                                     1,239,166             -                            -               1,239,166
S-Corporation deferred taxes                                 -             -                      (16,503)                (16,503)
Shares issued for Del Frisco Group                   8,247,937             -                            -               8,250,000
Dividends paid by pooled companies
                                                             -             -                   (1,657,457)             (1,657,457)
Net income                                                   -             -                   47,568,090              47,568,090
                                                -----------------------------------------------------------------------------------
Balance, December 26, 1995                         228,578,790      (284,364)                  94,140,238             322,810,543
Shares issued in public offering                   101,399,750             -                            -             101,426,250
Translation adjustment                                       -      (249,854)                           -                (249,854)
Stock options exercised                              8,034,952             -                            -               8,039,600
Tax benefit related to options exercised
                                                     3,145,000             -                            -               3,145,000
Net income                                                   -             -                   60,067,294              60,067,294
                                                -----------------------------------------------------------------------------------
Balance, December 31, 1996                        $341,158,492     $(534,218)        $        154,207,532    $        495,238,833
                                                ===================================================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                     FOR THE YEAR ENDED
                                                                       DECEMBER 31,        DECEMBER 26,              DECEMBER 27,
                                                                           1996                1995                     1994
                                                                    -------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                           $  60,067,294         $ 47,568,090       $       30,172,955
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Amortization                                                      14,048,571            9,324,951                7,471,514
      Depreciation                                                      14,690,222           10,491,872                5,517,664
      Deferred compensation                                                      -                    -                 (422,760)
      Equity in net loss from investment in joint venture
                                                                                 -              311,282                        -
      Loss on divestiture of European joint venture                      6,759,848                    -                        -
      Deferred income taxes                                                938,071            3,113,315                1,322,187
      Minority interest                                                   (584,202)            (705,160)                       -
      Net change in operating assets and liabilities:
         Accounts receivable                                              (924,254)            (467,868)                (243,028)
         Inventories                                                      (571,716)          (1,510,680)                (892,826)
         Preopening costs                                               (8,986,629)         (13,060,622)              (9,480,268)
         Refundable income taxes                                         5,006,856           (2,368,198)                (480,442)
         Other current assets                                             (693,465)           1,491,275                  (89,586)
         Accounts payable                                               (1,043,215)            (560,084)               4,773,994
         Income taxes payable                                            8,243,460                    -                        -
         Other current liabilities                                       8,372,950           10,196,604                3,922,478
                                                                    -------------------------------------------------------------
Net cash provided by operating activities                              105,323,791           63,824,777               41,571,882

INVESTING ACTIVITIES
Purchases of property and equipment                                   (126,703,360)        (104,787,485)             (76,909,289)
Purchase of assets of Del Frisco (Note 12)                                       -          (14,600,000)                       -
Contribution to capital by minority interest                                     -            1,748,189                        -
Cash acquired in consolidation of joint venture (Note 4)
                                                                                 -              495,873                        -
Cash paid in divestiture of European joint venture                      (1,797,328)                   -                        -
Investment in joint venture                                                      -           (2,436,689)              (1,105,198)
Other                                                                   (2,678,147)          (4,448,593)                (824,940)
                                                                    -------------------------------------------------------------
Net cash used in investing activities                                 (131,178,835)        (124,028,705)             (78,839,427)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                             109,465,850           87,639,789                   97,807
Additions to long-term debt                                                      -                    -                2,160,517
Payment of notes payable and capital lease
  obligation on company acquired                                           (64,550)          (3,930,191)                (795,831)
Capital contributions by pooled companies                                        -                    -                   84,559
Dividends on prior S-Corporation income                                          -           (1,657,457)              (2,051,613)
                                                                    -------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                                          109,401,300           82,052,141                 (504,561)

                       Lone Star Steakhouse & Saloon, Inc.

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 FOR THE YEAR ENDED
                                                                       DECEMBER 31,              DECEMBER 26,   DECEMBER 27,
                                                                           1996                      1995         1994
                                                                    ----------------------------------------------------------------

Effect of exchange rate changes on cash                              $    (249,854)      $   (284,363)      $           -
Net increase (decrease) in cash and cash equivalents
                                                                        83,296,402         21,563,850         (37,772,106)
Cash and cash equivalents at beginning of period                        67,424,884         45,861,034          83,633,140
                                                                    -----------------------------------------------------
Cash and cash equivalents at end of period                           $ 150,721,286       $ 67,424,884       $  45,861,034
                                                                    =====================================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                         $       7,105       $     75,170       $     275,033
      Cash paid for income taxes                                        23,329,306         23,282,127          16,058,385

Supplemental schedule of noncash investing and financing activities:
   As described in Note 12, in September 1995 the Company issued 206,250 shares of common stock having a market value of $8,250,000 in connection with the acquisition of Del Frisco Group.

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements


1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone Star Steakhouse & Saloon, Inc. (the "Company") currently owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia, through participation in an international joint venture. The restaurants serve mesquite-grilled steaks, ribs, chicken and fish in a "Texas Roadhouse" atmosphere that are positioned to attract local clientele. During 1995, the Company expanded into the upscale steakhouse market with the acquisition of Del Frisco's Double Eagle Steakhouse and the development of Sullivan's Steakhouse. As of December 31, 1996, the Company owns and operates 205 Lone Star Steakhouse & Saloons in the United States as well as 20 in connection with the joint venture in Australia. In addition, the Company owns and operates two Del Frisco's Double Eagle Steak House and two Sullivan's Steakhouses.

SIGNIFICANT ACCOUNTING POLICIES

 .     Principles of Consolidation

      The consolidated financial statements include the accounts of Lone Star Steakhouse & Saloon, Inc., its wholly owned subsidiaries and its majority owned foreign joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

 .     Concentration of Credit Risk

      The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and short-term investments (cash equivalents). The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit. The Company has cash equivalents in investment grade securities with municipal, State and U.S. government agencies of approximately $110,835,000 and $46,361,000, at December 31, 1996 and December 26, 1995, respectively.

 .     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

                       Lone Star Steakhouse & Saloon, Inc.

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 .     Income Taxes

      The Company accounts for income taxes under the liability method in accordance with FASB Statement No. 109 "Accounting for Income Taxes."

 .     Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or other financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

 .     Inventories

      Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market.

 .     Property and Equipment

      Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

      Buildings are depreciated using the straight-line method over 20 years, which is the estimated useful life of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the maximum life of the lease or 20 years, or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated using the straight-line method over seven years, which is the estimated useful life of the assets.

      In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996. The effect of adoption was not material to the accompanying financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

 .     Preopening Costs

      Labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants are capitalized until the restaurant is open and then amortized over the subsequent 12 months. Accumulated amortization related to stores opened during 1996 and 1995 was approximately $2,930,000 and $3,059,000 at December 31, 1996 and December 26, 1995, respectively.

 .     Intangibles and Other Assets

      Intangibles and other assets principally represent goodwill. Such goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight-line method over 20 years. The remaining intangibles and other assets are being amortized by the straight-line method over the estimated useful life of the related assets. Accumulated amortization for intangibles and other assets as of December 31, 1996 and December 26, 1995, is $1,261,470 and $351,144, respectively.

 .     Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1996, December 26, 1995 and December 27, 1994, are $5,006,152, $4,041,337 and $3,472,764, respectively.

 .     Accounting for Stock-Based Compensation

      In October  1995,  the FASB  issued  Statement  No.  123,  Accounting  for
      Stock-Based Compensation, which prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. Statement No. 123 did not require companies to change their existing accounting for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, but instead encouraged companies to recognize expense for stock-based awards on their estimated fair value on the date of grant. Companies electing to continue to follow present accounting rules under APB 25 are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue to apply the existing accounting results contained in APB 25 and the required pro forma disclosures under the new method have been presented (see Note 6).

                       Lone Star Steakhouse & Saloon, Inc.

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 .     Fiscal Year

      The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively. Fiscal 1996 included 53 weeks of operations and fiscal 1995 and 1994 each included 52 weeks of operations.

2. ACQUISITION OF CCC GROUP

On August 6, 1995, the Company completed the acquisition of 11 licensed Lone Star Steakhouse & Saloon restaurants as well as three additional restaurants from a group of related entities which were operated under common control, collectively, hereinafter referred to as the "CCC Group." The transaction was accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of the CCC Group for all periods presented prior to the acquisition. The Company exchanged 580,433 shares of its common stock for all of the common stock and related net assets of the various entities acquired.

3. ADDITIONAL PUBLIC OFFERINGS

On April 12, 1995, the Company completed an offering of 2,906,710 additional shares of its Common Stock at $31.00 per share. Total net proceeds to the Company of approximately $86 million are being used for continued development and funding of the Company's new upscale steakhouse concept.

On May 21, 1996, the Company completed an offering of 2,650,000 additional shares of its Common Stock at $40.125 per share. Total net proceeds to the Company of approximately $101 million are being used for continued development and funding of the Company's core Lone Star Steakhouse & Saloon restaurants and its new upscale steakhouse concepts.

4. INVESTMENT IN AND ADVANCES TO JOINT VENTURE

The Company has a joint venture agreement with an unrelated third party to develop and operate a chain of restaurants in Australia under the Company's trademark "Lone Star." Prior to June 1995, the Company owned a 50% interest in the joint venture and accounted for its investment using the equity method of accounting. The Company's equity portion of the results of operations, which are not significant, are included in the accompanying financial statements for the year ended December 27, 1994 and for the 24 weeks ended June 13, 1995.

                       Lone Star Steakhouse & Saloon, Inc.

4. INVESTMENT IN AND ADVANCES TO JOINT VENTURE (CONTINUED)

In June 1995, the Company increased its ownership interest in the Australian joint venture from 50% to 65%. The Company consolidated the accounts of the joint venture effective with the change in control.

During 1995, the Company entered into a second joint venture agreement with an unrelated third party to build and operate a chain of restaurants in Europe under the Company's trademark "Lone Star." The Company owned a 65% interest in the joint venture and, accordingly, its net assets and operations were consolidated with the Company in the accompanying consolidated financial statements for the year ended December 26, 1995 and through June 1996, when the Company terminated its joint venture in Europe whereby it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664, net of the tax benefit of $2,592,512. Such restaurants will no longer operate as Lone Star Steakhouse & Saloon restaurants.

5. PREFERRED STOCK

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and the numbers of shares constituting any series or the designation of such series.

6. STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

O     1992 Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan (the "Plan") which was last amended in June 1996, which provides for incentive and nonqualified stock options pursuant to which up to 10,000,000 shares of Common Stock are

                       Lone Star Steakhouse & Saloon, Inc.

      available for issuance. All options granted under this Plan have ten-year terms and vest according to the following schedule:

               Year 1              10%
               Year 2              25%
               Year 3              50%
               Year 4              75%
               Year 5             100%

 .     Directors Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 400,000 shares of Common Stock are available for issuance. All options granted under this Plan have ten-year terms and vest according to the following schedule:

               Year 1              33%
               Year 2              66%
               Year 3             100%

 .     Other Options

      In connection with the Australian joint venture agreement, options to acquire 513,800 shares of the Company's Common Stock, $.01 par value, were granted to certain individuals of the unrelated third party. The exercise price of such options granted was $14.50 per share which was the fair market value of the Common Stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.53% and 7.05% no dividend yields; volatility factors of the expected market price of the Company's Common Stock of .940 and 1.037; and a weighted-average expected life of the option of seven years.

                       Lone Star Steakhouse & Saloon, Inc.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                1996                  1995
                                              -------             ------------

Pro forma net income                          $42,340                 $41,445
Pro forma earnings per share:
   Primary                                       1.05                    1.10
   Fully diluted                                 1.05                    1.09

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

A summary of the Company's stock option activity and related information for the years ended December 31, 1996, December 26, 1995, and December 27, 1994, are as follows:

                                              1996                               1995                               1994
                                ----------------------------------------------------------------------------------------------------
                                   WEIGHTED                            WEIGHTED                           WEIGHTED
                                    AVERAGE                            AVERAGE                            AVERAGE
                                EXERCISE PRICE    OPTIONS (000)     EXERCISE PRICE    OPTIONS (000)    EXERCISE PRICE  OPTIONS (000)
                                ---------------- ----------------- ----------------- ---------------   --------------  -------------

Outstanding beginning of year       24.34              4,575            20.54              2,657           18.31           1,431
Granted                             32.21              1,745            23.20              2,141           21.70           1,317
Exercised                           38.08               (465)           28.15               (172)          14.67             (14)
Canceled                            28.91             (1,116)           23.04                (51)          17.45             (77)
Outstanding end of year             28.69              4,739            24.34              4,575           20.54           2,657

Weighted average fair value of
   options granted during the
   year                             26.50                               16.68

                       Lone Star Steakhouse & Saloon, Inc.

6. STOCK OPTIONS (CONTINUED)

For options outstanding as of December 31, 1996, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options is as follows:

                                                      OPTIONS OUTSTANDING
------------------------------------------------------------------------------------------------------------------------------------
                            NUMBER OUTSTANDING AT DECEMBER 31,                                            WEIGHTED AVERAGE REMAINING
                                           1996 (000)              WEIGHTED AVERAGE EXERCISE PRICE               CONTRACT LIFE
RANGE OF PRICES
------------------------------------------------------------------------------------------------------------------------------------

 $3.38 to 9.38                                 88                              4.48                                 5.29 years
$14.50 to 19.50                             1,288                             18.75                                 7.82
$20.00 to 29.50                             1,798                             24.81                                 8.29
$30.00 to 31.75                               453                             31.59                                 9.48
$32.00 to 33.75                               909                             32.68                                 9.11
$34.00 to 41.50                               188                             37.98                                 8.91

The number of shares and weighted average exercise price of options exercisable at December 31, 1996, are as follows:

              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------
                                                      NUMBER EXERCISABLE AT                  WEIGHTED AVERAGE
                RANGE OF PRICES                          DECEMBER 31, 1996                    EXERCISE PRICE
                                                             (000)
-------------------------------------------------------------------------------------------------------------

                 $3.38 to 9.38                                57                                  5.04
                $14.50 to 19.50                              536                                 18.70
                $20.00 to 29.50                            1,256                                 23.23
                $30.00 to 31.75                               75                                 30.56
                $32.00 to 33.75                                1                                 32.75
                $34.00 to 41.50                               25                                 37.86

7. RELATED PARTY TRANSACTIONS

The Company utilizes an affiliate to provide certain accounting, computer and administrative services. The Company incurred fees of $2,215,467, $1,443,312, and $792,913 related to such services for fiscal years 1996, 1995, and 1994, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

8. LEASES

The Company leases one restaurant facility which is accounted for as a capital lease and other facilities under noncancelable operating leases having terms expiring between 1997 and 2023. The leases have renewal clauses of 5 to 20 years, exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based upon a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense for the years ended December 31, 1996, December 26, 1995, and December 27, 1994, was $5,982,830, $4,962,163, and $3,847,077, respectively, including contingent rentals of approximately $422,820, $419,357, and $316,601, respectively.

Information regarding the Company's leasing activities at December 31, 1996 are as follows:

                                                  CAPITAL                OPERATING
                                                  LEASES                   LEASES
                                             --------------- -----------------------

1997                                         $       120,000         $  5,185,397
1998                                                 120,000            4,370,219
1999                                                 120,000            3,202,000
2000                                                  60,000            1,789,114
2001                                                       -              960,673
Thereafter                                                 -            2,972,492
                                             ------------------------------------
Total minimum lease payments                         420,000         $ 18,479,895
                                                                     ============
Less imputed interest                                (97,219)
                                             -----------------------
Present value of capital lease obligations           322,781
Less current portion                                 (75,271)
                                             -----------------------
Long-term portion                            $       247,510
                                             =======================

The net carrying value of assets under capital lease at December 31, 1996 and December 26, 1995, is $211,952 and $267,308, respectively (net of accumulated amortization of $676,836 and $621,480).

9. EARNINGS PER SHARE

Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the

                       Lone Star Steakhouse & Saloon, Inc.

9. EARNINGS PER SHARE (CONTINUED)

average market price of the Company's stock. The number of shares resulting from this computation for 1996, 1995, and 1994 was 40,393,813, 37,537,891, and
34,608,610, respectively.

For purposes of fully diluted computations, the 1996 computation of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if the options were exercised during 1996. The 1995 and 1994 computations of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on the last day of the fiscal year because that price was higher than the average market prices during the year. The number of shares resulting from these computations of fully diluted earnings per share for 1996, 1995, and 1994 were 40,397,865, 37,867,716, and 34,608,693, respectively.

10. INCOME TAXES

As discussed in Note 1, the Company accounts for income taxes in accordance with FAS 109. Income tax expense consists of the following:

                                                                     YEARS ENDED
                                           DECEMBER 31,             DECEMBER 265                     DECEMBER 27,
                                             1996                     1995    5                        1994
                                      ----------------------------------------------------------------------------

Current tax expense:
   Federal                            $          32,080,619        $         20,145,697      $          12,410,595
   State                                          4,499,003                   3,560,579                  3,167,348
                                      ----------------------------------------------------------------------------
Total current                                    36,579,622                  23,706,276                 15,577,943

Deferred tax expense:
   Federal                                          819,155                   2,976,342                  1,123,188
   State                                            118,916                     136,973                    198,999
                                      ----------------------------------------------------------------------------
Total deferred                                      938,071                   3,113,315                  1,322,187
                                      ----------------------------------------------------------------------------

Total provision for income taxes      $          37,517,693        $         26,819,591      $          16,900,130
                                      ========================------------------------------======================

                       Lone Star Steakhouse & Saloon, Inc.

10. INCOME TAXES (CONTINUED)

The difference between the reported provision for income taxes and a tax determined by applying the applicable U.S. Federal statutory income tax rate to income before taxes, is reconciled as follows.

                                      FOR THE YEAR ENDED                FOR THE YEAR ENDED               FOR THE YEAR ENDED
                                      DECEMBER 31, 1996                 DECEMBER 26, 1995                 DECEMBER 27, 1994
                                      -------------------------- --------------------------------- --------------------------------
                                      AMOUNT             RATE           AMOUNT             RATE          AMOUNT             RATE
                                      -------------- ----------- --------------------- ----------- -------------------- -----------

Income tax expense at Federal
   statutory rate                     $ 34,154,745       35%          $ 25,788,882         35%     $       16,475,580      35%
State tax expense, net                   3,001,647        3              2,403,409          3               2,464,990       5
Effect of income tax related to
  CCC Group which were not
  taxed because of S-Corporation
  status                                         -        -               (833,193)        (1)               (983,369)     (2)
Other items,  net,  none of which
   individually  exceeds 5% of
   Federal  taxes at
   statutory rate
                                           361,301        -               (539,507)        (1)             (1,057,071)     (2)
                                      ============== =========== ===================== =========== ==================== ===========
Actual provision for income taxes     $ 37,517,693       38%          $ 26,819,591         36%     $       16,900,130      36%
                                      ============== =========== ===================== =========== ==================== ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities are presented below:

                                  DECEMBER 31, 1996           DECEMBER 26, 1995
                                  ----------------------------------------------

Deferred tax assets:
   Foreign NOL carryforward       $   954,383                 $        -
   Accrued liabilities                856,925                          -
                                  ----------------------------------------------
Total deferred tax assets           1,811,308                          -

Deferred tax liabilities:
   Preopening costs                   272,145                  1,817,159
   Property and equipment           8,261,361                  3,966,968
                                  ----------------------------------------------
Total deferred tax liabilities      8,533,506                  5,784,127
                                  ----------------------------------------------
                                  $ 6,722,198                 $5,784,127
                                  ==============================================

                       Lone Star Steakhouse & Saloon, Inc.

11. COMMITMENTS

As of December 31, 1996, the Company has entered into purchase or option contracts to purchase 16 additional sites for future restaurant locations. Such contracts aggregate approximately $9,296,500. The Company has also entered into operating lease agreements, subject to certain contingencies, on nine additional sites. Such leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $415,335.

Subsequent to December 31, 1996, the Company has entered into purchase contracts, subject to certain contingencies, for four additional sites totaling approximately $2,958,000.

12. ACQUISITION OF THE DEL FRISCO GROUP

On September 16, 1995, the Company acquired substantially all the operating assets, real estate and related operations that comprised Del Frisco's Double Eagle Steakhouse Group in Dallas, Texas, including a restaurant under construction in Fort Worth, Texas, for an aggregate purchase price of $22.8 million, consisting of $14.6 million of internally generated cash and 206,250 shares of the Company's Common Stock. The Company accounted for the transaction using the purchase method of accounting. In connection with the purchase price allocation, the Company recorded goodwill of approximately $16.5 million which is being amortized over a period of twenty years. The following supplemental pro forma information presents the combined results of operations of the Company as though the acquisition had occurred at the beginning of periods presented. The pro forma information is unaudited and not necessarily indicative of the results of the Company had the acquisition occurred at the beginning of such periods.

                                             FOR THE YEAR ENDED
                                DECEMBER 26, 1995           DECEMBER 25, 1994
                              ------------------------- ---------------------
                              (Dollars in thousands except per share amounts)

Revenues                        $       347,630              $       225,163
Net income                               48,494                       31,162
Primary net income per share    $         1.29               $        0.90

                       Lone Star Steakhouse & Saloon, Inc.

13. ACQUISITION OF GROUND ROUND RESTAURANT REAL ESTATE

Pursuant to the Company's contract of purchase dated June 28, 1996, with Ground Round, the Company acquired eleven restaurant locations for approximately $11,000,000.

The Company did not acquire the business interest from Ground Round as the facilities purchased under this contract will be converted to Lone Star Steakhouse & Saloon operating units.

14. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                              1ST QUARTER      2ND QUARTER           3RD QUARTER           4TH QUARTER
                                              ----------------------------------------------------------------------------
                                                          (In thousands, except per share data)

1996
Net Sales                                     $106,375              $107,768         $     113,746            $   163,864
Restaurant operating income                     24,759                26,786                28,877                 42,739
Net income                                      12,936                 8,103                15,838                 23,190
Primary net income per share                     0.33                 0.21                   0.38                  0.56
Fully diluted net income per share               0.33                 0.21                   0.38                  0.56

1995
Net Sales                                     $ 69,393              $ 71,695         $      81,633            $   118,136
Restaurant operating income                     17,371                17,498                20,569                 28,029
Pro forma net income (a)                         8,870                 9,615                11,845                 16,405
Pro forma primary net income per share           0.26                 0.26                   0.31                  0.42
Pro forma fully diluted net income per share     0.25                 0.26                   0.30                  0.42

(a) Pro forma net income for 1995 gives effect to providing for income taxes at the estimated tax rate on pooled S-Corporations of CCC Group prior to the acquisition of CCC Group in 1995.
(b) The second quarter of 1996 includes a change to earnings of $5,964,664, net of tax benefits resulting from the Company's terminated joint venture in Europe.