Form 10-Q
period 1997-03-31
LONE STAR STEAKHOUSE & SALOON INC
filed 1997-05-09
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended                                    Commission file number
March 25, 1997                                                0-19907
--------------                                                -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                              48-1109495
          --------                                              ----------
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
                                                                  /X/ YES / / NO

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 22, 1997
            -----                               -----------------------------
Common Stock, $.01 Par Value                         40,997,119 Shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                              Page
                                                             Number
                                                             ------

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT MARCH 25, 1997 AND DECEMBER 31, 1996                    2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      MARCH 25, 1997 AND MARCH 19, 1996                          3

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWELVE WEEKS ENDED
      MARCH 25, 1997 AND MARCH 19, 1996                          4

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                      6

PART II.  OTHER INFORMATION
---------------------------
ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       11

PART III.  EXHIBITS
-------------------

11.1        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                       LONE STAR STEAKHOUSE & SALOON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          March 25, 1997         December 31, 1996
                                                                                          --------------         -----------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                                            $    157,992,396      $       150,721,286
    Accounts receivable                                                                         2,060,776                2,233,119
    Inventories                                                                                 6,718,187                4,728,071
    Pre-opening costs - net                                                                     5,765,153                6,250,241
    Deferred income taxes                                                                         954,383                  584,780
    Other current assets                                                                        1,346,414                  783,557
                                                                                                -----------            -----------
         Total current assets                                                                 174,837,309              165,301,054

Property and equipment, net                                                                   367,865,568              350,588,246
Intangible and other assets, net (principally goodwill)                                        26,521,246               26,262,455
                                                                                                -----------            -----------
            Total assets                                                                 $    569,224,123      $       542,151,755
                                                                                                ===========            ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $      9,964,804      $         8,202,116
    Other current liabilities                                                                  33,111,073               30,854,934
                                                                                               ------------           ------------
            Total current liabilities                                                          43,075,877               39,057,050


Deferred income taxes                                                                           6,613,528                7,306,978
Other non-current liabilities                                                                     228,692                  247,510
Minority interest                                                                                 134,449                  301,384
Stockholders' Equity:
    Preferred stock                                                                                     -                        -
    Common stock                                                                                  409,590                  407,027
    Additional paid-in capital                                                                347,123,784              341,158,492
    Retained earnings                                                                         172,411,048              154,207,532
    Translation adjustment                                                                       (772,845)                (534,218)
                                                                                               ------------           ------------
            Total stockholders' equity                                                        519,171,577              495,238,833
                                                                                               ------------           ------------
            Total liabilities and stockholders' equity                                   $    569,224,123      $       542,151,755
                                                                                               ============           ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                    For the Twelve Weeks Ended
                                                                                              -------------------------------------
                                                                                              March 25, 1997         March 19, 1996
                                                                                              --------------         --------------
Net sales                                                                                $    130,255,616           $  106,375,328
Costs and expenses:
    Costs of sales                                                                             45,957,040               37,584,027
    Restaurant operating expenses                                                              45,389,594               37,718,967
    Depreciation and amortization                                                               6,430,554                6,313,030
                                                                                               ------------           ------------
Restaurant costs and expenses                                                                  97,777,188               81,616,024
                                                                                               ------------           ------------
Restaurant operating income                                                                    32,478,428               24,759,304
General and administrative expenses                                                             4,643,388                4,665,802
                                                                                               ------------           ------------
Income from operations                                                                         27,835,040               20,093,502

Other income, principally interest                                                                986,147                  634,194
                                                                                               ------------           ------------

Income before income taxes and minority interest                                               28,821,187               20,727,696
Provision for income taxes                                                                    (10,602,788)              (8,183,856)
Minority interest                                                                                 (14,883)                 392,241
                                                                                               ------------           ------------
Net income                                                                               $     18,203,516           $   12,936,081
                                                                                               ============           ============

Primary net income per share                                                             $           0.44           $         0.33
                                                                                               ============           ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                  For the twelve weeks ended
                                                                                              -------------------------------------
                                                                                              March 25, 1997         March 19, 1996
                                                                                              --------------         --------------

Cash flows from operating activities:
  Net income                                                                                $  18,203,516             $  12,936,081
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                           6,522,664                 6,313,030
        Net change in operating assets and liabilities:
          Change in operating assets                                                           (3,993,942)                2,342,621
          Change in operating liabilities                                                       3,139,624                (1,122,428)
                                                                                            -------------             -------------
            Net cash provided by operating activities                                          23,871,862                20,469,304

Cash flows from investing activities:
  Purchases of property and equipment                                                         (21,423,374)              (23,890,992)
  Other                                                                                          (906,606)                1,608,009
                                                                                            -------------             -------------
            Net cash used in investing activities                                             (22,329,980)              (22,282,983)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                    5,967,855                   628,411
                                                                                            -------------             -------------
        Net cash provided by financing activities                                               5,967,855                   628,411
                                                                                            -------------             -------------
Effect of exchange rate on cash                                                                  (238,627)                 (284,363)


        Net increase in cash and cash equivalents                                               7,271,110                (1,469,631)

Cash and cash equivalents at beginning of period                                              150,721,286                67,424,884
                                                                                            -------------             -------------
Cash and cash equivalents at end of period                                                  $ 157,992,396             $  65,955,253
                                                                                            =============             =============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                                $   4,690,690             $     869,920


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION


      The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twelve weeks ended March 25, 1997, are not necessarily indicative of the results to be expected for the full year ending December 30, 1997. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1996 Form 10-K.


2.    STOCK OPTIONS

      During the twelve week period ended March 25, 1997, the Company granted stock options for 3,491,040 shares of Common Stock at exercise prices ranging from $26.13 to $28.38 per share pursuant to its 1992 stock option plan for employees.


3.    EARNINGS PER SHARE


      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares resulting from this computation for the twelve weeks ended March 25, 1997 and March 19, 1996 was 41,334,247 and 38,797,073, respectively.
Fully diluted computations are not presented as the dilutive effect was not significant.

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      The Company is continuing its rapid expansion under which it has opened 36 restaurants in 1993, 48 restaurants in 1994, 45 restaurants in 1995, 45 restaurants in 1996 and intends to open at least 60 Lone Star Steakhouse & Saloon restaurants in 1997, all of which are expected to be Company-owned and operated. As of March 25, 1997 the Company has opened 10 of the 1997 development restaurants.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

      The Company is expanding its upper-end steakhouse presence, where average checks are $60 or more, by developing the Del Frisco's Double Eagle Steak House concept ("Del Frisco's") in addition to its Lone Star Steakhouse & Saloon restaurants. The Company opened its third Del Frisco's in Denver, Colorado in January, 1997 and expects to open two or three additional Del Frisco's in 1997.

      The Company is also developing its upscale steak restaurant concept under the tradename Sullivan's Steakhouse. The average check per Sullivan's Steakhouse customer is approximately $35 to $40. The Company opened two Sullivan's Steakhouses in 1996 and expects to develop four to six additional Sullivan's restaurant in 1997.

      Internationally, the Company, through a joint venture, operates twenty-two Lone Star Steakhouse & Saloon restaurants in Australia, one of which opened this year, and expects to open an additional eight to ten units in 1997.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                               TWELVE WEEKS ENDED (1)
                                                                           MARCH 25,            MARCH 19,
                                                                             1997                  1996
                                                                             ----                  ----
                                                                              (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA:
      Net Sales                                                            100.0%               100.0%
      Costs and expenses:
            Costs of sales                                                  35.3                 35.3
            Restaurant operating expenses                                   34.8                 35.5
            Depreciation and amortization                                    4.9                  5.9
                                                                           -----                -----


                 Restaurant costs and expenses                              75.0                 76.7
                                                                           -----                -----


      Restaurant operating income                                           25.0                 23.3
      General and administrative expenses                                    3.6                  4.4
                                                                           -----                -----

      Income from operations                                                21.4                 18.9
      Other income, principally interest,
       and minority interest                                                 0.7                  1.0
                                                                           -----                -----


      Income before provision for income taxes                              22.1                 19.9
      Provision for income taxes                                             8.1                  7.7
                                                                           -----                -----


      Net income                                                            14.0%                12.2%
                                                                           =====                =====


RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (2)           $  2,479             $  2,664
      Number of restaurants at end of the period                             244                  180


(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods open during the period by the number of full accounting periods open, and multiplying the result by thirteen.

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWELVE WEEKS ENDED MARCH 25, 1997 COMPARED TO TWELVE WEEKS ENDED MARCH 19, 1996


      Net sales increased $23,880,000 (22.4%) to $130,255,616 for the twelve weeks ended March 25, 1997 compared to $106,375,328 for the twelve weeks ended March 19, 1996 principally attributable to $25,254,000 in sales from the 52 new domestic Lone Star restaurants opened since March 1996, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and sales from the Australian joint venture. Same store sales were down 5.1% in the first quarter.

      Costs of sales, primarily food and beverages were consistent, at 35.3% of sales for both periods. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain consistent beef prices. Such contracts have now been extended through September 1997.

      Restaurant operating expenses for the twelve weeks ended March 25, 1997 increased $7,671,000 (20.3%) from $37,719,000 in the twelve weeks ended March 19, 1996 to $45,390,000, and such expenses decreased as a percentage of net sales from 35.5% to 34.8%. Most of this improvement is attributable to improved labor controls in the domestic Lone Star Steakhouse & Saloon restaurants.

      Depreciation and amortization increased $118,000 (1.9%) in the twelve weeks ended March 25, 1997 over the twelve weeks ended March 19, 1996, and such expenses decreased as a percentage of net sales from 5.9% to 4.9%. The reduction of capitalized pre-opening expenses for 64 new restaurants opened since March 1996 versus the restaurants opened in 1995 and the first quarter of 1996 resulted in a reduction of pre-opening expense amortization. This improvement offset the additional depreciation and amortization expenses related to the new units opened since March 1996. General and administrative expenses for the twelve weeks ended March 25, 1997, decreased $22,000 (.5%) from the comparable period in 1996.

      Certain accounting and administrative services are contracted from Coulter Enterprises, Inc, a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.

      Other income, principally interest, for the twelve weeks ended March 25, 1997, was $986,000, a $352,000 increase from the comparable period in 1996, reflecting increased interest income from the investment of the net proceeds of the 1996 public offering.

      The effective income tax rate for the twelve weeks ended March 25, 1997 and the effective income tax rate for the twelve weeks ended March 19, 1996 was 36.8% and 38.7%, respectively. The decrease in the rate is primarily due to an increase in interest income nontaxable at the federal level.

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

                       LONE STAR STEAKHOUSE & SALOON, INC.



LIQUIDITY AND CAPITAL RESOURCES

      The following table presents a summary of the Company's cash flows for each of the twelve weeks ended March 25, 1997 and March 19, 1996.



                                                        Twelve weeks ended
                                                      March 25,      March 19,
                                                        1997           1996
                                                        ----           ----

Net cash provided by operating activities.......    $23,871,862    $20,469,304
Net cash used in investment activities..........    (22,329,980)   (22,282,983)
Net cash provided by financing
      activities................................      5,967,855        628,411
Net increase (decrease) in cash.................      7,271,110     (1,469,631)

During the twelve week period ended March 25, 1997, the Company's investment in property and equipment was $21,423,000.

      The Company has opened 230 restaurants in the past five fiscal years of which 48 opened in 1996 and an additional twelve opened during the twelve weeks ended March 25, 1997. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At  March  25,  1997,  the  Company  had  $157,992,396  in cash  and  cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of March 25, 1997, the Company has acquired 30 sites for future development, 10 of which are leased. In addition, as of such date the Company had entered into one new lease and nine contracts to purchase sites. The Company was also actively negotiating to purchase or lease nine additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased. The Company expects to expend approximately $110,000,000 to open new restaurants through the remainder of fiscal 1997.

                       LONE STAR STEAKHOUSE & SALOON, INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                (a)  Exhibit   11.1           Computation of Per Share Earnings
                     Exhibit     27           Financial Data Schedule

                (b)  Forms on 8-K..............None

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