Form 10-Q
period 1997-06-17
LONE STAR STEAKHOUSE & SALOON INC
filed 1997-08-01
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended                      Commission file number
         June 17, 1997                                0-19907
         -------------                                -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                          48-1109495
-------------------------------                        ----------------
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

             Class                                Outstanding at July 15, 1997
Common Stock, $.01 par value                            41,017,831 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT JUNE 17, 1997 AND DECEMBER 31, 1996                                  2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      JUNE 17, 1997 AND JUNE 11, 1996                                         3

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 17, 1997 AND JUNE 11, 1996                                         4

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 17, 1997 AND JUNE 11, 1996                                         5

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                                   8

PART II.  OTHER INFORMATION
ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

PART III.  EXHIBITS

11.1  STATEMENT  REGARDING  COMPUTATION  OF PER SHARE EARNINGS
99.1 TWELVE MONTH EARNINGS STATEMENT FOR PERIOD ENDED JUNE 17, 1997

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 17, 1997        December 31, 1996
                                                                         -------------        -----------------

                    ASSETS

Current assets:
    Cash and cash equivalents                                            $ 148,450,661          $ 150,721,286
    Accounts receivable                                                      2,330,435              2,233,119
    Inventories                                                              8,816,284              4,728,071
    Pre-opening costs - net                                                  5,602,358              6,250,241
    Deferred income taxes                                                    1,302,270                584,780
    Other current assets                                                     2,960,629                783,557
                                                                         -------------          -------------
         Total current assets                                              169,462,637            165,301,054

Property and equipment, net                                                382,664,510            350,588,246
Intangible and other assets, net (principally goodwill)                     29,012,754             26,262,455
                                                                         -------------          -------------
            Total assets                                                 $ 581,139,901          $ 542,151,755
                                                                         =============          =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  10,600,714          $   8,202,116
    Other current liabilities                                               26,070,285             30,854,934
                                                                         -------------          -------------
            Total current liabilities                                       36,670,999             39,057,050


Deferred income taxes                                                        6,603,128              7,306,978
Other non-current liabilities                                                  205,451                247,510
Minority interest                                                                5,098                301,384
Stockholders' Equity:
    Preferred stock                                                               --                     --
    Common stock                                                               410,173                407,027
    Additional paid-in capital                                             346,424,779            341,158,492
    Retained earnings                                                      190,957,271            154,207,532
    Translation adjustment                                                    (136,998)              (534,218)
                                                                         -------------          -------------
            Total stockholders' equity                                     537,655,225            495,238,833
                                                                         -------------          -------------
            Total liabilities and stockholders' equity                   $ 581,139,901          $ 542,151,755
                                                                         =============          =============

                             See accompanying notes

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                    For the twelve weeks ended
                                                                                           -----------------------------------------
                                                                                            June 17, 1997              June 11, 1996
                                                                                           --------------             --------------

Net sales                                                                                  $ 133,359,880              $ 107,768,388
Costs and expenses:
    Costs of sales                                                                            46,833,703                 38,194,413
    Restaurant operating expenses                                                             46,941,973                 36,337,967
    Depreciation and amortization                                                              6,728,165                  6,450,059
                                                                                           -------------              -------------
Restaurant costs and expenses                                                                100,503,841                 80,982,439
                                                                                           -------------              -------------
Restaurant operating income                                                                   32,856,039                 26,785,949
General and administrative expenses                                                            4,750,362                  5,233,258
Loss on divestiture of European Joint Venture                                                       --                    8,557,176
                                                                                           -------------              -------------
Income from operations                                                                        28,105,677                 12,995,515

Other income, principally interest                                                             1,151,686                    721,027
                                                                                           -------------              -------------

Income before income taxes and minority interest                                              29,257,363                 13,716,542
Provision for income taxes                                                                   (10,685,532)                (5,931,827)
Minority interest                                                                                (25,608)                   318,281
                                                                                           -------------              -------------
Net income                                                                                 $  18,546,223              $   8,102,996
                                                                                           =============              =============

Primary net income per share                                                               $        0.45              $        0.21
                                                                                           =============              =============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                   For the twenty-four weeks ended
                                                                                           -----------------------------------------
                                                                                            June 17, 1997              June 11, 1996
                                                                                           --------------             --------------

Net sales                                                                                  $ 263,615,496              $ 214,143,716
Costs and expenses:
    Costs of sales                                                                            92,790,743                 75,778,440
    Restaurant operating expenses                                                             92,331,567                 74,056,934
    Depreciation and amortization                                                             13,158,719                 12,763,089
                                                                                           -------------              -------------
Restaurant costs and expenses                                                                198,281,029                162,598,463
                                                                                           -------------              -------------
Restaurant operating income                                                                   65,334,467                 51,545,253
General and administrative expenses                                                            9,393,750                  9,899,060
Loss on divestiture of European Joint Venture                                                       --                    8,557,176
                                                                                           -------------              -------------
Income from operations                                                                        55,940,717                 33,089,017

Other income, principally interest                                                             2,137,833                  1,355,221
                                                                                           -------------              -------------

Income before income taxes and minority interest                                              58,078,550                 34,444,238
Provision for income taxes                                                                   (21,288,320)               (14,115,683)
Minority interest                                                                                (40,491)                   710,522
                                                                                           -------------              -------------
Net income                                                                                 $  36,749,739              $  21,039,077
                                                                                           =============              =============

Primary net income per share                                                               $        0.88              $        0.54
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

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                  For the twenty-four weeks ended
                                                                                              --------------------------------------
                                                                                              June 17, 1997           June 11, 1996
                                                                                              -------------           --------------
  Cash flows from operating activities:
  Net income                                                                                  $  36,749,739           $  21,039,077
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                            13,289,044              12,763,089
        Non-cash loss on divestiture of European Joint Venture                                         --                 8,337,176
        Net change in operating assets and liabilities:
          Change in operating assets                                                            (10,686,308)             (3,456,724)
          Change in operating liabilities                                                        (3,428,246)              1,447,730
                                                                                              -------------           -------------
            Net cash provided by operating activities                                            35,924,229              40,130,348

Cash flows from investing activities:
  Purchases of property and equipment                                                           (40,612,780)            (47,767,875)
  Other                                                                                          (3,248,727)               (207,906)
                                                                                              -------------           -------------
            Net cash used in investing activities                                               (43,861,507)            (47,975,781)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                      5,269,433             102,755,801
                                                                                              -------------           -------------
            Net cash provided by financing activities                                             5,269,433             102,755,801
                                                                                              -------------           -------------
Effect of exchange rate on cash                                                                     397,220                    --


            Net increase (decrease) in cash and cash equivalents                                 (2,270,625)             94,910,368

Cash and cash equivalents at beginning of period                                                150,721,286              67,424,884
                                                                                              -------------           -------------
Cash and cash equivalents at end of period                                                    $ 148,450,661           $ 162,335,252
                                                                                              =============           =============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                                  $  25,820,925           $   9,977,302

                             See accompanying notes.
                                      - 5 -

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION


      The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twenty-four weeks ended June 17, 1997, are not necessarily indicative of the results to be expected for the full year ending December 30, 1997. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1996 Form 10-K.


2.    STOCK OPTIONS

      During the twenty-four week period ended June 17, 1997, the Company granted stock options for 3,404,361 shares of Common Stock at exercise prices ranging from $19.63 to $28.38 per share pursuant to its 1992 stock option plan for employees. In addition, effective April 24, 1997 the Stock Option Committee of the Company's Board of Directors repriced at $18.25, the closing price on that date, 7,713,201 shares that had been granted at higher prices prior to this date.


3.    EARNINGS PER SHARE


      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares resulting from this computation for the twelve weeks ended June 17, 1997 and June 11, 1996 was 41,555,756 and 39,410,290, respectively. The number of shares resulting from this computation for the twenty-four weeks ended June 17, 1997 and June 11, 1996 was 41,565,383 and 39,163,895, respectively.
      For purposes of fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on the last day of the period because that price was higher than the average market prices during the period. The number of shares resulting from this computation of fully diluted earnings per share for the twelve weeks ended June 17, 1997 and June 11, 1996 was 41,982,331 and 39,426,453 respectively. The number of shares resulting from this computation of fully diluted earnings per share for the twenty-four weeks ended June 17, 1997 and June 11, 1996 was 41,604,705 and 39,180,058, respectively.

                       LONE STAR STEAKHOUSE & SALOON, INC.

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

      The Company is continuing its rapid expansion under which it has opened 36 restaurants in 1993, 48 restaurants in 1994, 45 restaurants in 1995, 45 restaurants in 1996 and intends to open at least 60 Lone Star Steakhouse & Saloon restaurants in 1997, all of which are expected to be Company-owned and operated. As of June 17, 1997 the Company has opened 19 of the 1997 development restaurants.

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

      Internationally, the Company, through a joint venture, operates twenty-three Lone Star Steakhouse & Saloon restaurants in Australia, three of which opened this year, and expects to open an additional six to eight units in 1997.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                           TWELVE WEEKS ENDED (1)    TWENTY-FOUR WEEKS ENDED
                                                                         JUNE 17,       JUNE 11,      JUNE 17,        JUNE 11,
                                                                          1997           1996          1997            1996
                                                                         -----          -----          -----          -----
                                                                                         (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
      Net Sales                                                          100.0%         100.0%         100.0%         100.0%
      Costs and expenses:
            Costs of sales                                                35.1           35.4           35.2           35.4
            Restaurant operating expenses                                 35.2           33.7           35.0           34.6
            Depreciation and amortization                                  5.1            6.0            5.0            6.0
                                                                         -----          -----          -----          -----


                 Restaurant costs and expenses                            75.4           75.1           75.2           76.0
                                                                         -----          -----          -----          -----


      Restaurant operating income                                         24.6           24.9           24.8           24.0
      General and administrative expenses                                  3.6            4.9            3.6            4.6
      Loss on write-off of European Joint Venture                           --            7.9             -             3.9
                                                                         -----          -----          -----          -----


      Income from operations                                              21.0           12.1           21.2           15.5
      Other income, principally interest and minority interest              .9             .9             .8             .9
                                                                         -----          -----          -----          -----


      Income before provision for income taxes                            21.9           13.0           22.0           16.1
      Provision for income taxes                                           8.0            5.5            8.1            6.6
                                                                         -----          -----          -----          -----


      Net income                                                          13.9%           7.5%          13.9%           9.8%
                                                                         =====          =====          =====          =====


RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (2)          $  2,344       $  2,540       $  2,374       $  2,587
      Number of restaurants at end of the period                            255            189            255            189

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

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWELVE WEEKS ENDED JUNE 17, 1997 COMPARED TO TWELVE WEEKS ENDED JUNE 11, 1996

      Net sales increased $25,592,000 (23.7%) to $133,360,000 for the twelve weeks ended June 17, 1997 compared to $107,768,000 for the twelve weeks ended June 11, 1996 principally attributable to $25,497,000 in sales from the 52 new domestic Lone Star restaurants opened since June 1996, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and and 1997 and sales from the twelve additional units opened in the Australian joint venture. Same store sales were down 6.4% in the second quarter.
      Costs of sales, primarily food and beverages decreased as a percentage of sales to 35.1% from 35.4% due to slightly lower beef prices and improved controls. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain more stable beef costs. Such contracts have been extended through September 1997.
      Restaurant operating expenses for the twelve weeks ended June 17, 1997 increased $10,604,000 (29.2%) from $36,338,000 in the twelve weeks ended June 11, 1996 to $46,942,000, and such expenses increased as a percentage of net sales from 33.7% to 35.2%. Most of this increase is attributable to higher building and equipment maintenance costs on the domestic Lone Star restaurants as well as higher labor and occupancy costs in the Australian units, and the effect of fixed cost components on lower average restaurant sales.
      Depreciation and amortization increased $278,000 (4.3%) in the twelve weeks ended June 17, 1997 over the twelve weeks ended June 11, 1996, and such expenses decreased as a percentage of net sales from 6.0% to 5.0%. The reduction of capitalized pre-opening expenses per unit for 52 new restaurants opened since June 1996 versus the restaurants opened in 1995 and the first quarter of 1996 resulted in a reduction of pre-opening expense amortization. This improvement offset the additional depreciation and amortization expenses related to the new units opened since June 1996. General and administrative expenses for the twelve weeks ended June 17, 1997 decreased $483,000 (9.2%) from the comparable period in 1996, primarily due to the elimination of the European Joint Venture.
      Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.
      Other income, principally interest, for the twelve weeks ended June 17, 1997 was $1,152,000, a $431,000 increase from the comparable period in 1996, reflecting increased interest income from the investment of the net proceeds of the 1996 public offering.
      The effective income tax rate for the twelve weeks ended June 17, 1997 and the effective income tax rate for the twelve weeks ended June 11, 1996 was 36.6% and 42.3%, respectively. The decrease in the rate is primarily due to certain losses in 1996 resulting from the write-off of the European Joint Venture that are not currently available for deduction as well as an increase in 1997 interest income that is nontaxable at the federal level.

                       LONE STAR STEAKHOUSE & SALOON, INC.


TWENTY-FOUR WEEKS ENDED JUNE 17, 1997 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 11, 1996

      Net  sales  increased   $49,471,000   (23.1%)  to  $263,615,000   for  the
twenty-four weeks ended June 17, 1997 compared to $214,144,000 for the twenty-four weeks ended June 11, 1996 principally attributable to $46,651,000 in sales from the 52 new domestic Lone Star restaurants opened since June 1996, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and 1997 and sales from the twelve additional units opened in the Australian joint venture. Same store sales were down 5.7% for the twenty-four weeks.
      Costs of sales, primarily food and beverages decreased as a percentage of sales to 35.1% from 35.4% due to slightly lower beef prices and improved controls. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain more stable beef costs. Such contracts have now been extended through September 1997.
      Restaurant operating expenses for the twenty-four weeks ended June 17, 1997 increased $18,275,000 (24.7%) from $74,057,000 in the twenty-four weeks ended June 11, 1996 to $92,332,000, and such expenses increased as a percentage of net sales from 34.6% to 35.0%. Most of this increase is attributable to higher building and equipment maintenance costs on the domestic Lone Star restaurants and the effect of fixed cost components on lower average restaurant sales.
      Depreciation and amortization increased $396,000 (3.1%) in the twenty-four weeks ended June 17, 1997 over the twenty-four weeks ended June 11, 1996, and such expenses decreased as a percentage of net sales from 6.0% to 5.0%. The reduction of capitalized pre-opening expenses per unit for 52 new restaurants opened since June 1996 versus the restaurants opened in 1995 and the first quarter of 1996 resulted in a reduction of pre-opening expense amortization. This improvement offset the additional depreciation and amortization expenses related to the new units opened since June 1996. General and administrative expenses for the twenty-four weeks ended June 17, 1997 decreased $505,000 (5.1%) from the comparable period in 1996, primarily due to the elimination of the European Joint Venture.
      Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the
Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.
      Other income, principally interest, for the twenty-four weeks ended June 17, 1997 was $2,138,000, a $783,000 increase from the comparable period in 1996, reflecting increased interest income from the investment of the net proceeds of the 1996 public offering.
      The effective income tax rate for the twenty-four weeks ended June 17, 1997 and the effective income tax rate for the twenty-four weeks ended June 11, 1996 was 36.7% and 40.2% respectively. The decrease in the rate is primarily due to certain losses in 1996 resulting from the write-off of the European Joint Venture that are not currently available for deduction as well as an increase in 1997 interest income that is nontaxable at the federal level.

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

                       LONE STAR STEAKHOUSE & SALOON, INC.


LIQUIDITY AND CAPITAL RESOURCES

      The following table presents a summary of the Company's cash flows for each of the twenty-four weeks ended June 17, 1997 and June 11, 1996.

                                                                                Twenty-four weeks ended
                                                                           June 17,                   June 11,
                                                                             1997                      1996
                                                                             ----                      ----
Net cash provided by operating activities.......................      $    35,924,229              $  40,130,348
Net cash used in investment activities..........................          (43,861,507)               (47,975,781)
Net cash provided by financing
      activities................................................            5,269,433                102,755,801
Net cash provided by changes in exchange rates..................              397,220                       -
Net increase (decrease) in cash.................................           (2,270,625)                94,910,368

During the twenty-four week period ended June 17, 1997, the Company's investment in property and equipment was $40,612,780.

      The Company has opened 241 restaurants in the past five fiscal years of which 48 opened in 1996 and an additional 23 opened during the twenty-four weeks ended June 17, 1997. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At June 17, 1997, the Company had $148,451,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of June 17, 1997, the Company has acquired 25 sites for future development, 8 of which are leased. In addition, as of such date the Company had entered into nine contracts to purchase sites. The Company was also actively negotiating to purchase or lease 15 additional sites. The Company expects to expend approximately $95,000,000 to open new restaurants through the remainder of fiscal 1997.

                       LONE STAR STEAKHOUSE & SALOON, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
            On May 23, 1997, the Company held its Annual Meeting of Stockholders(the "Meeting"). At the meeting the stockholders elected John D. White and H. Gilliland Nickel to the Board of Directors to serve until the 2000 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the newly elected Directors, there were 34,448,779 votes "For" and 675,796 votes "Withheld" for John D. White, and 34,448,779 votes "For" and 675,796 votes "Withheld" for H. Gilliland Nickel. In addition, the stockholders ratified the appointment of Ernst & Young as the Company's independent auditors for the year ending December 30, 1997. As to the ratification of auditors there were 35,235,061 votes "For", 200 votes "Against", and 5,130 votes "Abstained."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
             (a) Exhibit   11.1              Computation of Per Share Earnings
                 Exhibit   99.1              Twelve Month Earnings Statement
                 Exhibit   27                Financial Data Schedule

             (b) Forms on 8-K................None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & SALOON, INC.
                                        (Registrant)

                                        /s/ John D. White
                                        ---------------------------------------
                                        John D. White
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director