Form 10-Q
period 1997-09-09
LONE STAR STEAKHOUSE & SALOON INC
filed 1997-10-24
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For quarter ended                                        Commission file number
 September 9, 1997                                               0-19907
 -----------------                                               -------


                      LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                          48-1109495
             --------                                          ----------
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

          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / /No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 7, 1997
         -----                                   ------------------------------
Common Stock, $.01 par value                             41,093,600 shares

                      LONE STAR STEAKHOUSE & SALOON, INC.

                                     Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets
  at September 9, 1997 and December 31, 1996                                2

  Consolidated Statements of Income
  for the twelve weeks ended
  September 9, 1997 and September 3, 1996                                   3

  Consolidated Statements of Income
  for the thirty-six weeks ended
  September 9, 1997 and September 3, 1996                                   4

  Condensed Consolidated Statements of
  Cash Flows for the thirty-six weeks ended
  September 9, 1997 and September 3, 1996                                   5

  Notes to Condensed Consolidated
  Financial Statements                                                      6

Item 2.  Management's Discussion and
          Analysis of Financial Condition
          Results of Operations                                             8

PART II.  OTHER INFORMATION
---------------------------
Items 1 through 5 have been omitted
since the items are either inapplicable or the
answer is negative
Item 6.  Exhibits and Reports on Form 8-K                                  14

PART III.  EXHIBITS
-------------------

11.1        Statement regarding computation of per share earnings
27          Financial Data Schedule

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                 September 9, 1997         December 31, 1996
                                                                                 -----------------         ------------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                                     $    150,661,187      $     150,721,286
    Accounts receivable                                                                  2,307,805              2,233,119
    Inventories                                                                          9,011,460              4,728,071
    Pre-opening costs - net                                                              6,593,067              6,250,241
    Deferred income taxes                                                                1,302,270                584,780
    Other current assets                                                                 1,464,303                783,557
                                                                                         -----------          -----------
         Total current assets                                                          171,340,092            165,301,054

Property and equipment, net                                                            402,835,092            350,588,246
Intangible and other assets, net (principally goodwill)                                 29,409,653             26,262,455
                                                                                         -----------          -----------
            Total assets                                                          $    603,584,837      $     542,151,755
                                                                                         ===========          ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $      8,316,721      $       8,202,116
    Other current liabilities                                                           35,827,809             30,854,934
                                                                                        ------------         ------------
            Total current liabilities                                                   44,144,530             39,057,050


Deferred income taxes                                                                    5,713,308              7,306,978
Other non-current liabilities                                                              195,847                247,510
Minority interest                                                                          150,384                301,384
Stockholders' Equity:
    Preferred stock                                                                              -                      -
    Common stock                                                                           410,857                407,027
    Additional paid-in capital                                                         347,347,670            341,158,492
    Retained earnings                                                                  206,012,367            154,207,532
    Translation adjustment                                                                (390,126)              (534,218)
                                                                                        ------------         ------------
            Total stockholders' equity                                                 553,380,768            495,238,833
                                                                                        ------------         ------------
            Total liabilities and stockholders' equity                            $    603,584,837      $     542,151,755
                                                                                      ============           ============


                             See accompanying notes.
                                      - 2 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                      For the twelve weeks ended
                                                                          ----------------------------------------------------
                                                                               September 9, 1997          September 3, 1996
                                                                          ----------------------------------------------------

Net sales                                                                 $   135,302,151             $   113,746,124
Costs and expenses:
    Costs of sales                                                             49,286,935                  39,953,800
    Restaurant operating expenses                                              51,324,510                  38,020,727
    Depreciation and amortization                                               6,883,306                   6,894,996
                                                                               ------------                ------------
Restaurant costs and expenses                                                 107,494,751                  84,869,523
                                                                               ------------                ------------
Restaurant operating income                                                    27,807,400                  28,876,601
General and administrative expenses                                             5,089,334                   4,395,194
                                                                               ------------                ------------
Income from operations                                                         22,718,066                  24,481,407

Other income, principally interest                                              1,057,163                   1,073,302
                                                                               ------------                ------------

Income before income taxes and minority interest                               23,775,229                  25,554,709
Provision for income taxes                                                     (8,655,179)                 (9,609,313)
Minority interest                                                                 (64,954)                   (106,924)
                                                                               ------------                ------------
Net income                                                                $    15,055,096             $    15,838,472
                                                                               ============                ============

Primary net income per share                                              $          0.36             $          0.38
                                                                               ============                ============

                             See accompanying notes.
                                      - 3 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                  For the thirty-six weeks ended
                                                                       ---------------------------------------------------
                                                                           September 9, 1997          September 3, 1996
                                                                       ---------------------------------------------------

Net sales                                                                   $  398,917,647             $   327,889,840
Costs and expenses:
    Costs of sales                                                             142,077,678                 115,732,240
    Restaurant operating expenses                                              143,656,077                 112,077,657
    Depreciation and amortization                                               20,042,025                  19,658,085
                                                                                ------------                ------------
Restaurant costs and expenses                                                  305,775,780                 247,467,982
                                                                                ------------                ------------
Restaurant operating income                                                     93,141,867                  80,421,858
General and administrative expenses                                             14,483,084                  14,294,254
Loss on divestiture of European Joint Venture                                            -                   8,557,176
                                                                                ------------                ------------
Income from operations                                                          78,658,783                  57,570,428

Other income, principally interest                                               3,194,996                   2,428,523
                                                                                ------------                ------------

Income before income taxes and minority interest                                81,853,779                  59,998,951
Provision for income taxes                                                     (29,943,499)                (23,724,998)
Minority interest                                                                 (105,445)                    603,598
                                                                                ------------                ------------
Net income                                                                  $   51,804,835             $    36,877,551
                                                                                ============                ============

Primary net income per share                                                $         1.24             $          0.92
                                                                                ============                ============


                             See accompanying notes.
                                      - 4 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                     For the thirty-six weeks ended
                                                                         --------------------------------------------------
                                                                              September 9, 1997        September 3, 1996
                                                                         --------------------------------------------------
  Cash flows from operating activities:
    Net income                                                                $   51,804,835             $   36,877,551
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                           20,328,094                 19,658,085
          Non-cash loss on divestiture of European Joint Venture                           -                  8,337,176
          Net change in operating assets and liabilities:
            Change in operating assets                                           (12,395,606)                (6,646,607)
            Change in operating liabilities                                        3,261,147                  6,537,352
                                                                                 -----------                 -----------
              Net cash provided by operating activities                           62,998,470                 64,763,557

  Cash flows from investing activities:
    Purchases of property and equipment                                          (65,421,353)               (73,680,097)
    Other                                                                         (3,974,316)                  (298,896)
                                                                                 -----------                 -----------
              Net cash used in investing activities                              (69,395,669)               (73,978,993)

  Cash flows from financing activities:
    Net proceeds from issuance of common stock                                     6,193,008                107,055,662
                                                                                 -----------                 -----------
              Net cash provided by financing activities                            6,193,008                107,055,662

  Effect of exchange rate on cash                                                    144,092                   (335,706)
                                                                                 -----------                 -----------

              Net increase (decrease) in cash and cash equivalents                   (60,099)                97,504,520

  Cash and cash equivalents at beginning of period                               150,721,286                 67,424,884
                                                                                 -----------                 -----------
  Cash and cash equivalents at end of period                                  $  150,661,187             $  164,929,404
                                                                                 ===========                 ===========

  Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                $   26,295,941             $   14,538,771











                             See accompanying notes.
                                      - 5 -

                      LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.          Basis of Presentation
            ---------------------


                        The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements in its 1996 Form 10-K. The results of the twelve weeks ended September 9, 1997 are not necessarily indicative of the results to be expected for the full year ending December 30, 1997.


2.          Stock Options
            -------------

                        During the thirty-six week period ended September 9, 1997, the Company granted stock options for 3,655,335 shares of Common Stock at exercise prices ranging from $17.38 to $28.38 per share pursuant to its 1992 stock option plan for employees. In addition, effective April 24, 1997 the Stock Option Committee of the Company's Board of Directors repriced the exercise price of 7,713,201 options at $18.25, the closing price on that date, that had been granted at higher prices prior to that date.


3.          Earnings Per Share
            ------------------


                        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the number of shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. The number of shares resulting from this computation for the twelve weeks ended September 9, 1997 and September 3, 1996 was 41,881,271 and 41,649,960, respectively. The number of shares resulting from this computation for the thirty-six weeks ended September 9, 1997 and September 3, 1996 was 41,738,583 and 39,967,438, respectively. For purposes of fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on the last day of the period because that price was higher than the average market prices during the period. The number of shares resulting from this computation of fully diluted earnings per share for the twelve weeks ended September 9, 1997 and September 3, 1996 was 41,882,374 and 41,649,885
respectively. The number of shares resulting from this computation of fully diluted earnings per share for the thirty-six weeks ended September 9, 1997 and September 3, 1996 was 41,741,169 and 39,971,237, respectively.

                      LONE STAR STEAKHOUSE & SALOON, INC.

4.          Recently Issued Accounting Standards
            ------------------------------------

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

            The Company is continuing its rapid expansion under which it has opened 260 restaurants since 1992, including 42 in the thirty-six weeks ended September 9, 1997. As of September 9, 1997 the Company has opened 34 of the 1997 domestic development restaurants.

            Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

            The Company is expanding its upper-end steakhouse presence, where average checks are $60 or more, by developing the Del Frisco's Double Eagle Steak House concept ("Del Frisco's") in addition to its Lone Star Steakhouse & Saloon restaurants. The Company opened its third Del Frisco's in Denver,
Colorado in January, 1997 and expects to open one additional Del Frisco's in 1997.

            The Company is also developing its upscale steak restaurant concept under the tradename Sullivan's Steakhouse. The average check per Sullivan's Steakhouse customer is approximately $40. The Company opened two Sullivan's
Steakhouses in 1996 and expects to develop three or four additional Sullivan's restaurants in 1997.

            Internationally, the Company, through a joint venture, operates twenty-seven Lone Star Steakhouse & Saloon restaurants in Australia, seven of which opened this year, and expects to open an additional two to four units in 1997.

                      LONE STAR STEAKHOUSE & SALOON, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
            The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                               Twelve Weeks Ended (1)     Thirty-six Weeks Ended
                                                                            September 9,  September 3,   September 9,   September 3,
                                                                               1997          1996            1997           1996
                                                                            ------------  ------------   ------------   ------------

Income Statement Data:
   Net Sales .............................................................    100.0%        100.0%          100.0%        100.0%
   Costs and expenses:
      Costs of sales .....................................................     36.4          35.1            35.7          35.3
      Restaurant operating expenses ......................................     37.9          33.4            36.0          34.2
      Depreciation and amortization ......................................      5.1           6.1             5.0           6.0
                                                                              -----         -----           -----         -----


           Restaurant costs and expenses .................................     79.4          74.6            76.7          75.5
                                                                              -----         -----           -----         -----


   Restaurant operating income ...........................................     20.6          25.4            23.3          24.5
   General and administrative expenses ...................................      3.8           3.9             3.6           4.4
   Loss on write-off of European Joint Venture ...........................      --            --              --            2.5
                                                                              -----         -----           -----         -----


   Income from operations ................................................     16.8          21.5            19.7          17.6
   Other income, principally interest and minority interest ..............       .7            .9              .8            .8
                                                                              -----         -----           -----         -----


   Income before provision for income taxes ..............................     17.5          22.4            20.5          18.4
   Provision for income taxes ............................................      6.4           8.5             7.5           7.2
                                                                              -----         -----           -----         -----


   Net income ............................................................     11.1%         13.9%           13.0%         11.2%
                                                                              =====         =====           =====         =====


Restaurant Operating Data: (dollars in thousands)
            Average sales per restaurant on an annualized basis (2) ......   $2,240        $2,528          $2,328        $2,578
            Number of restaurants at end of the period ...................      274           198             274           198


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

                      LONE STAR STEAKHOUSE & SALOON, INC.

                Twelve Weeks Ended September 9, 1997 Compared to
                      Twelve Weeks Ended September 3, 1996


            Net sales  increased  $21,556,000  (19.0%) to  $135,302,000  for the twelve weeks ended September 9, 1997 compared to $113,746,000 for the twelve weeks ended September 3, 1996, principally attributable to $26,574,000 in sales from the 59 new domestic Lone Star restaurants opened since September 3, 1996, reduced by a $5,018,000 decline in the sales from the 180 domestic restaurants which were open at that date. Same store sales were down 7.0% in the third quarter.
            Costs of sales, primarily food and beverages increased as a percentage of sales to 36.4% from 35.1% due to slightly higher beef prices as well as some discounted menu items and free appetizers offered in a national marketing campaign. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain more stable beef costs. Such contracts will expire after September, 1997 and as of October 7, 1997 the contracts have not been extended which may result in higher and fluctuating cost of sales during periods when the Company purchases beef in the cash market.
            Restaurant operating expenses for the twelve weeks ended September 9, 1997 increased $13,304,000 (35.0%) from $38,021,000 in the twelve weeks ended
September 3, 1996 to $51,325,000, and such expenses increased as a percentage of net sales from 33.4% to 37.9%. This increase is attributable to introduction of the costs of the national marketing program, higher maintenance costs in the domestic Lone Star restaurants, and the effect of fixed cost components on lower average restaurant sales.
            Depreciation and amortization decreased $12,000 (0.2%) in the twelve weeks ended September 9, 1997 over the twelve weeks ended September 3, 1996, and such expenses decreased as a percentage of net sales from 6.1% to 5.1%. The reduction of capitalized pre-opening expenses per unit for 59 new restaurants opened since September 1996 versus the restaurants opened in 1995 and the first two quarters of 1996 resulted in a reduction of pre-opening expense amortization. This improvement offset the additional depreciation and amortization expenses related to the new units opened since September 1996.
            General and administrative expenses for the twelve weeks ended September 9, 1997 increased $694,000 (15.8%) from the comparable period in 1996, primarily due to increases in the compensation and number of district personnel and travel costs associated with opening units. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.
            The effective income tax rate for the twelve weeks ended September 9, 1997 and for the twelve weeks ended September 3, 1996 was 36.5% and 37.8%, respectively. The decrease in the rate is primarily due to a reduction in the effective state tax rate.

                      LONE STAR STEAKHOUSE & SALOON, INC.

              Thirty-six Weeks Ended September 9, 1997 Compared to
                    Thirty-six Weeks Ended September 3, 1996

            Net sales  increased  $71,028,000  (21.7%) to  $398,918,000  for the thirty-six weeks ended September 9, 1997 compared to $327,890,000 for the thirty-six weeks ended September 3, 1996, principally attributable to $65,482,000 in sales from the 59 new domestic Lone Star restaurants opened since September 3, 1996, additional sales from the Sullivan's and Del Frisco's restaurants opened in 1996 and 1997 and sales from the twelve additional units opened in the Australian joint venture. Same store sales were down 6.5% for the thirty-six weeks.
            Costs of sales, primarily food and beverages increased as a percentage of sales to 35.7% from 35.3% due to slightly higher beef prices in the third quarter as well as some discounted menu items and free appetizers offered in a national marketing campaign. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain more stable beef costs. Such contracts will expire after September, 1997 and as of October 7, 1997 the contracts have not been extended which may result in higher and fluctuating cost of sales during periods when the company purchases beef in the cash market.
            Restaurant operating expenses for the thirty-six weeks ended September 9, 1997 increased $31,578,000 (28.2%) from $112,078,000 in the thirty-six weeks ended September 3, 1996 to $143,656,000, and such expenses increased as a percentage of net sales from 34.2% to 36.0%. Most of this increase is attributable to the introduction of the national marketing program, higher maintenance costs in the domestic Lone Star restaurants, and the effect of fixed cost components on lower average restaurant sales.
            Depreciation and amortization increased $384,000 (2.0%) in the thirty-six weeks ended September 9, 1997 over the thirty-six weeks ended September 3, 1996, and such expenses decreased as a percentage of net sales from 6.0% to 5.0%. The reduction of capitalized pre-opening expenses per unit for 59 new restaurants opened since September 1996 versus the restaurants opened in 1995 and the first quarter of 1996 resulted in a reduction of pre-opening expense amortization. This improvement offset the additional depreciation and amortization expenses related to the new units opened since September 1996.
            General and administrative expenses for the thirty-six weeks ended September 9, 1997 increased $189,000 (1.3%) from the comparable period in 1996, primarily due to increases in the compensation and number of district personnel and travel costs associated with opening units offset by the elimination of expenses of the Company's former European Joint Venture.
            Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $1,272,000, plus an additional fee of $416 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996. The service agreement was renewed for fiscal 1997 with the fixed annual charge increasing to $2,010,000 and the per restaurant, per accounting period fee increasing to $440. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.
            Other income, principally interest, for the thirty-six weeks ended September 9, 1997 was $3,195,000, a $766,000 increase from the comparable period in 1996, reflecting increased interest income from the investment of the net proceeds of the 1996 public offering.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              Thirty-six Weeks Ended September 9, 1997 Compared to Thirty-six Weeks Ended September 3, 1996 (continued)

The effective income tax rate for the thirty-six weeks ended September 9, 1997 and the thirty-six weeks ended September 3, 1996 was 36.6% and 39.1%, respectively. The decrease in the rate is primarily due to certain losses in 1996 resulting from the write-off of the European Joint Venture that are not currently available for deduction as well as an increase in 1997 interest income that is nontaxable at the federal level and a reduction in the effective state tax rate.

Impact of inflation

            The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. Since the majority of hourly paid personnel are tipped employees and the recent minimum wage changes did not include an increase in the cash wage rate for tipped employees, the impact of the minimum wage change has not been significant. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on operating margins.

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

                      LONE STAR STEAKHOUSE & SALOON, INC.



Liquidity and Capital Resources

            The following table presents a summary of the Company's cash flows for each of the thirty-six weeks ended September 9, 1997 and September 3, 1996.


                                                     Thirty-six weeks ended
                                                  September 9,     September 3,
                                                      1997            1996
                                                  ------------     ------------

Net cash provided by operating  activities ...   $  62,998,470    $  64,763,557

Net cash used in  investment activities ......     (69,395,669)     (73,978,993)

Net cash provided by financing activities ....       6,193,008      107,055,662

Net cash increase (decrease) by changes
  in exchange rates ..........................         144,092         (335,706)

Net increase (decrease) in cash ..............         (60,099)      97,504,520

During the thirty-six week period ended September 9, 1997, the Company's investment in property and equipment was $65,421,353.

            The Company has opened 260 restaurants in the past five fiscal years of which 59 opened in 1996 and an additional 42 opened during the thirty-six weeks ended September 9, 1997. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

            At September 9, 1997, the Company had $150,661,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of September 9, 1997, the Company had acquired 18 sites for future development, 5 of which are leased. In addition, as of such date the Company had entered into six contracts to purchase sites. The Company was also actively negotiating to purchase or lease 31 additional sites. The Company expects to expend approximately $55,000,000 for new restaurant development costs through the remainder of fiscal 1997.

                      LONE STAR STEAKHOUSE & SALOON, INC.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


            (a)   Exhibit   11.1          Computation of Per Share Earnings
                  Exhibit   27            Financial Data Schedule

            (b)   Forms on 8-K............ None

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

                                    Lone Star Steakhouse & Saloon, Inc.
                                    (Registrant)



                                    /s/ John D. White
                                    ----------------------------------------
                                    Chief Financial and Principal Accounting
                                    Officer, Executive Vice President,
                                    Treasurer and Director