Form 10-K
period 1997-12-31
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-03-30
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K


/X/          ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934                                 [FEE REQUIRED]

            For the fiscal year ended DECEMBER 30, 1997

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

                                       Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X   No
               ----   ----

      As of March 10, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $799,696,603. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 10, 1998, there were 41,179,263 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.


                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

   1.    Business  ...........................................................3
   2.    Properties  ........................................................15
   3.    Legal Proceedings  .................................................15
   4.    Submission of Matters to a Vote of Security Holders  ...............15


                                     PART II

   5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters  .....................................16
   6.    Selected Financial Data  ...........................................16
   7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  .............................19
   7.A.  Quantitative and Qualitative Disclosures about Market Risk  ........24
   8.    Financial Statements and Supplementary Data  .......................24
   9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  .............................24

                                    PART III

  10.    Directors and Executive Officers of the Registrant  ................25
  11.    Executive Compensation  ............................................25
  12.    Security Ownership of Certain Beneficial Owners and Management .....25
  13.    Certain Relationships and Related Transactions  ....................25

                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ..25
         Signatures .........................................................28

                                     PART I

Item 1.     Business
            --------

Background

            As of March 10, 1998, Lone Star Steakhouse & Saloon, Inc. ("the Company") owned and operated a chain of 267 mid-priced, full service, casual dining restaurants located in the United States which operate under the trade name Lone Star Steakhouse and Saloon ("Lone Star" or "Lone Star Steakhouse & Saloon"). In addition, as of March 10, 1998 the Company owned and operated eight upscale steakhouse restaurants, three operating as Del Frisco's Double Eagle Steak House restaurants and five operating as Sullivan's Steakhouse restaurants. The Lone Star restaurants embrace a Texas-style concept featuring Texas artifacts and music and serve mesquite grilled steaks, ribs, chicken and fish. Internationally, the Company owns a 65% interest in a joint venture which operates 34 restaurants in Australia (the "Australian Joint Venture"), thirteen of which were opened in 1997.

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

            The Company opened 60 new domestic Lone Star restaurants and the Australian Joint Venture opened 13 restaurants during 1997.

            In 1995 the Company decided to develop additional steak restaurant concepts in the upscale segment. In September 1995 the Company acquired the intellectual property rights, marks and trade name of Del Frisco's Double Eagle Steak House restaurant ("Del Frisco's"), the existing Del Frisco's restaurant located in Dallas, Texas, and a Del Frisco's restaurant under construction in Fort Worth, Texas (the "Del Frisco's Acquisition"). The Fort Worth location opened in April of 1996 and the third Del Frisco's unit opened in Denver, Colorado in January of 1997. The average check per customer for the Del Frisco's concept is approximately $60.
See "Expansion into Upscale Markets" for a description of the Del Frisco's Acquisition.

            The Company developed another upscale steak restaurant concept which utilizes the trade name Sullivan's Steakhouse ("Sullivan's"). The Company opened two Sullivan's in 1996 in Austin, Texas and Indianapolis, Indiana, respectively, and opened two in 1997 in Wilmington, Delaware and Baton Rouge, Louisiana, respectively. The Company opened its fifth Sullivan's Steakhouse restaurant in January, 1998 in Charlotte, North Carolina. The average check per customer in this segment is approximately $50. See "Expansion into Upscale Market" for a description of the Sullivan's concept.

Restaurant Concept

      Lone Star restaurants are positioned as "destination restaurants" that attract loyal clientele. The Lone Star restaurants embrace a Texas-style concept that features Texas artifacts and country and western music. The authentic "Texas Roadhouse" concept was developed to capitalize on the enduring popularity of Texas related themes. Lone Star is further distinguished by its high quality, USDA choice-graded steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order. A meat counter visible from the dining area enables customers to have the opportunity to view and personally select their own steaks. Meals are generous "Texas-sized" portions and full liquor bar service is available. The exciting and vibrant atmosphere created by the restaurants' "Texas Roadhouse" ambiance is enhanced by free buckets of roasted peanuts, neon beer signs and specially selected upbeat country western music. The decor includes planked wooden floors, dim lighting, flags and other Texas memorabilia, all of which enhance the casual dining experience and establish a distinct identity. Lone Star restaurants are open seven days a week and serve both lunch and dinner with an average check per customer for 1997 of approximately $9.50 at lunch and $19.50 at dinner.

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

      Sullivan's embraces a 1940's steakhouse theme with nostalgic art deco influences that feature music from the big band era. In the bar, live jazz music is featured nightly. The decor includes an open kitchen, separate dining rooms, dark wood paneling, carpeted floors, warm lighting and white table cloths. Sullivan's is distinguished by its high quality Certified Angus BeefTM steaks, chops and seafood. Sullivan's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $50.

Corporate Strategy

      The Company has positioned itself as "The Steak Company," operating three distinct steakhouse restaurant concepts. The primary growth vehicle continues to be the Lone Star Steakhouse & Saloon restaurants concept which operate in the mid-scale steak segment. Lone Star Steakhouse & Saloon restaurants emphasize the following strategic elements:

      o Positioning in the mid-priced, full-service casual dining segment of the restaurant industry.

      o           The  popular  brand of Texas  provides a unique  and  enduring
                  attraction   to  a   broad   and   diverse   demographic   and
                  socio-economic mix of customers in the 25 to 54 age group.

      o           Generous "Texas-sized" portions offered at moderate prices.

      o High quality and attentive service with each wait person generally being assigned to no more than three tables at dinner to ensure customer satisfaction.

      o Consistent high quality products through careful ingredient selection, food preparation and aging of steaks.

The Company believes it can continue to distinguish itself in the upscale market by employing many of the strategies that have been successful in the mid-priced steakhouse market. The Company will continue to emphasize attentive service and consistent, high quality food products. The Company expects that it can successfully apply its restaurant operations and management systems to the upscale markets. See "Restaurant Concepts" for a description of the elements of these concepts.

      Internationally, the Company will continue to develop Lone Star Steakhouse & Saloon restaurants in various countries aligning itself with proven local operators. The Company also believes that its two upscale steak concepts have international development opportunities.

Unit Economics

      The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and occupancy costs as a percentage of net sales. The Company's Lone Star restaurants averaged approximately $2.3 million in sales on an annualized basis during 1997. Of the 267 Lone Star restaurants open at March 10, 1998, 102 were leased facilities and had an average cash investment of $1,120,000 and 165 were owned and had an average cost for land acquisition, construction, equipment and pre-opening expenses of $2,065,000. The Company anticipates that a greater proportion of its new Lone Star restaurant locations will continue to be purchased rather than leased and anticipates an average total cost per unit of between $1.6 million and $2.2 million.

      The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurant and Sullivan's restaurant will range from $2.2 million to $2.8 million, but expects the sales to investment ratio will be similar to that of the Lone Star Steakhouse & Saloon restaurants.

Menu

      The dinner menu at a Lone Star Steakhouse & Saloon restaurant features a limited selection of high quality, specially seasoned and mesquite grilled steaks, ribs, chicken, fish, shrimp and feature various combinations. All dinners offer a complete meal including salad, bread and butter and a choice of baked potato, baked sweet potato, steak fries or Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon steaks, ribs, soups and salads. Depending on local availability and quality, a fresh fish selection is also offered at lunch and dinner. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 13% of the Company's net sales.

      The menu at Del Frisco's features high quality USDA prime-graded steaks, chops, seafood, and quality side dishes. Del Frisco's wine list offers over 300 high quality wines and a full bar. Alcoholic beverage service accounts for approximately 35% of the restaurants sales.

      The menu at Sullivan's features high quality Certified Angus Beef(TM) steaks, chops, seafood and quality side dishes. Sullivan's also features a number of high quality wines and full bar service. Alcoholic beverage service accounts for approximately 40% of the restaurants' sales.

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

      Of the 267 existing Lone Star Steakhouse & Saloon restaurants at March 10, 1998, 102 are leased and 165 are owned locations. As of March 10, 1998, the Company has entered into agreements to open 17 additional locations, 4 under lease and 13 by purchase. The Company will continue to purchase additional sites in the future, when it is cost effective. The Company utilizes a prototype building for its Lone Star Steakhouse & Saloon restaurants when it acquires or leases vacant land. Currently, there are 97 prototype units open and 9 prototype units under development. Leases are negotiated generally with initial terms of three to five years, with multiple renewal options. The Company has generally required between 150 and 280 days after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

      Of the three Del Frisco's open as of March 10, 1998 two are owned and one is leased and the Company has entered into an agreement to lease an additional Del Frisco's restaurant in New York, New York. The five existing Sullivan's are all leased and the Company has entered into lease agreements for six additional Sullivan's locations, and two agreements to purchase additional sites.

Restaurant Layout

      The Company believes the decor and interior design of its restaurants are significant factors in its success. The Lone Star Steakhouse & Saloon restaurants' open layout permits dining customers to view the bar and Texas memorabilia and enhance the casual dining atmosphere. The Company also designs its kitchen space for efficiency of work flow, thereby minimizing the amount of space required.

      Lone Star Steakhouse & Saloon restaurants currently average approximately 5,800 square feet and include a dining area with seating for approximately 220 customers. In addition, a bar area is located adjacent to the dining room primarily to accommodate customers waiting for dining tables or to accommodate overflow. In some restaurants, an outside patio area can provide additional seating. The Company anticipates future Lone Star restaurants will average approximately 5,500 square feet and in small town markets will average of 4,700 square feet.

      The original Del Frisco's restaurant in Dallas, Texas is approximately 10,000 square feet and seats approximately 350 persons. In the first quarter of 1998 an extended wine cellar and cigar bar were added with private dining available in the wine cellar. The Ft. Worth, Texas and Denver, Colorado Del Frisco's restaurants are approximately 8,000 and 12,000 square feet and seat approximately 300 and 360 persons, respectively. In addition, Del Frisco's features a bar area adjacent to the dining room primarily to accommodate customers waiting for tables. Future Del Frisco's, ecxcept for the New York City location, restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers.

      The first Sullivan's restaurant, in Austin, Texas was 7,500 square feet and included a dining area for approximately 180-200 customers. This restaurant was expanded by 4,500 square feet in 1997 to accommodate a specialty area called "Ringside". The addition provides space for private parties and overflow from the Sullivan's restaurant. This location now seats 320 customers. This concept is also utilized at the Baton Rouge, Louisiana Sullivan's restaurant. The Sullivan's bar area is separate from the dining room and is designed to be a destination unto itself, featuring live jazz music six nights a week and an upbeat, convivial atmosphere. Future Sullivan's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers.

Expansion Strategy - Lone Star Steakhouse and Saloon Restaurants

      The Company is continuing its Lone Star Steakhouse & Saloon expansion program pursuant to which it opened, domestically, 36 restaurants in 1993, 48 restaurants in 1994, 45 restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997, and intends to open approximately 60 Lone Star Steakhouse & Saloon restaurants in 1998, all of which are expected to be Company-owned and operated. The Company plans to develop such new restaurants in its existing markets and expand into new markets which meet the Company's criteria. A licensed Lone Star restaurant opened in February 1998 in California and two additional restaurants will open in California in 1998 by the same licensee.

      As of March 10, 1998, the Company had entered into agreements to open 17 additional Lone Star Steakhouse & Saloon locations, 4 under lease and 13 by purchase. The Company is also actively negotiating for additional leases or purchases at a number of sites for future Lone Star restaurant locations which will also be developed in traditional and smaller markets.

Small Markets and Expansion of Foreign Markets

      In 1997 the Company opened seven Lone Star restaurants in small town markets generally having a population of approximately 35,000 to 40,000 but having a regional trade area draw of between 70,000 and 100,000 people. The Lone Star restaurants in these areas are approximately 4,700 to 5,000 square feet. In 1998 the Company anticipates opening up to 20 units in small town markets. The Company expects between 120 and 180 days after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant in small town markets.

      The Company intends to continue to expand its Lone Star Steakhouse & Saloon business outside the United States. Pursuant to a joint venture arrangement covering Australia and New Zealand (the "Australian Joint Venture"), the Australian Joint Venture owns and operates 34 restaurants. The Company plans to open between 8 and 10 units in Australia in 1998. A licensed Lone Star Steakhouse & Saloon restaurant opened in Guam in mid-1995. The Company is also contemplating entering into restaurant development joint ventures, licensing or other corporate partnership arrangements in other countries.

      In June 1996 the Company terminated its joint venture in Europe whereby it divested its interest in three existing restaurants and one under construction. Such restaurants do not operate as Lone Star Steakhouse & Saloon restaurants.

Expansion into Upscale Markets

      While the Company intends to continue to have a substantial and increasing presence in the mid-priced, full service, casual dining steakhouse restaurant market, the Company believes considerable opportunities exist in the upscale steakhouse dining segment.

      The Company intends to develop both of its upscale steakhouse concepts. In September 1995, the Company entered the upscale steakhouse segment by acquiring the intellectual property rights, marks and trade name of Del Frisco's Double Eagle Steak House, the existing Del Frisco's located in Dallas, Texas, and a Del Frisco's under construction in Fort Worth, Texas which opened in April 1996. The Company opened an additional Del Frisco's restaurant in Denver, Colorado in January 1997. The Company also became the licensor of two Del Frisco restaurants in Houston, Texas and Orlando, Florida. The Company has no plans for future franchising of the Del Frisco's concept.

      The Company has leased approximately 16,000 square feet of space in Rockefeller Plaza in New York City and will open a Del Frisco's Steakhouse restaurant in late summer of 1998. The Company expects to open one or two other Del Frisco's restaurants in 1998 in the United States.

      The Company developed and operates a second upscale steak restaurant concept, Sullivan's Steakhouse, where the average check per customer is approximately $50. The Company opened its first Sullivan's restaurant in May 1996 in Austin, Texas and an additional restaurant in November 1996 in Indianapolis, Indiana. The Company expects to open five to seven Sullivan's units in 1998 in the United States. The Company opened two Sullivan's restaurants in 1997 in Wilmington, Delaware and Baton Rouge, Louisiana and opened an additional restaurant in Charlotte, North Carolina in January 1998.

Marketing

      Lone Star Steakhouse & Saloon restaurants are "destination location restaurants" that focus on the mid-priced full service casual dining market segments. The Company has relied principally on its commitment to customer service, an excellent price-value relationship and the unique "Texas Roadhouse" ambiance of its restaurants to attract and retain customers. Accordingly, the Company has focused its resources on providing its customers with superior service, value and an exciting and vibrant atmosphere, and has relied primarily on word of mouth to attract new customers. The Company also utilizes radio and billboard advertising to promote its restaurants and build customer awareness. In 1998, the Company will select one or more ad agencies to help promote the company on radio and television in select markets by the third quarter. The Company utilizes a similar strategy for its Del Frisco's and Sullivan's restaurants, in addition to various local store marketing efforts. The Company also employs some print and direct mail advertising, and conducts some local restaurant promotions. To create additional Lone Star name recognition and customer identification, the Company sells T-shirts and other items bearing the Lone Star name and logo.

Restaurant Operations and Management

      The Lone Star Steakhouse & Saloon concept has evolved from various steakhouse restaurants that certain of the Company's principal stockholders have operated since 1985. In addition, the restaurant operations and management systems are an outgrowth of systems and controls developed by the Company's senior management and successfully used to manage a large number of restaurants located in numerous states. Management utilizes substantially the same operational, financial and management systems for all three steakhouse concepts.

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

      The management team for a typical Company restaurant consists of one general manager and three managers. Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a district manager who reports to a regional manager. The regional managers report to the Company's Chief Operating Officer. Restaurant managers complete an eight-week training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability avoidance and employee relations. Restaurant management is also provided with a proprietary operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with restaurant managers, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified operating targets. Senior management regularly visit Company restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

      The Company utilizes a comprehensive peer review reporting system for its general managers and district managers. Within seven days after the close of each twenty-eight day accounting period, complete financial statements are produced and, subsequently, the district managers and the Company's senior management review operating results for each district. The next week a meeting is arranged during which the general manager of each restaurant reviews the profit and loss statement of the restaurant with a district manager and other general managers who report to the district manager. The participants offer each other feedback on their respective performances and suggest ways of improving profitability. The Company believes the peer review system enables each general manager to benefit from the collective experience of all of the Company's management.

      The Company believes customer service and satisfaction are keys to the success of restaurant operations. The Company's commitment to customer service and satisfaction is evidenced by several Company practices and policies, including periodic visits by restaurant management to customers' tables, active involvement of restaurant management in responding to customer comments and assigning wait persons to a limited number of tables, generally three for dinner and four for lunch. Teamwork is emphasized through a runner system for delivering food to the tables that is designed to serve customers in an efficient and timely manner.

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

      During the first few months of 1998, management began a re-certification training program to re-train the regional and district managers. The general managers of the Company are currently being certified which essentially is a program to retrain the trainers. The Company believes this re-training will help maintain and enhance management congruence and re-emphasize the Company's dedication to superior service, food quality, and operating performance.

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

      From time to time, the Company engages in forward pricing and may consider other hedging strategies with regard to its meat and other food costs in order to minimize the impact of potential fluctuations in prices. This practice could help stabilize the Company's food costs during times of fluctuating prices. The Company has no forward pricing contracts at December 30, 1997.

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

      In 1997 the Company started testing and evaluating point-of-sale (P.O.S.) systems for its restaurants at several locations. A P.O.S. system would enhance the current in-store computer based support system and streamline the order-taking/delivery process. Management estimates the cost of company-wide P.O.S. implementation would be approximately $9-$11 million.

Year 2000 Compliance

      The Company utilizes and is dependent upon computer systems and software to conduct its business. The systems and software include those developed and maintained by the Company's in-house computer department as well as purchased software which is run on in-house computer systems, including networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. In addition, selected major vendors have been contacted to ensure that they are addressing this issue. All in-house systems and software are expected to be year 2000 compliant no later than the third quarter of 1998. Vendor response indicates that their hardware and/or software will be compliant, collectively, no later than the end of 1998. This timetable will allow time for testing such compliance. While there may be some expenses incurred in the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

Accounting and Administrative Services

      The Company utilizes certain accounting and administrative services provided by Coulter Enterprises, Inc. pursuant to the terms of a services agreement. These services were provided to the Company during 1997 at an annual fee of $2,010,000 plus an additional fee of $440 per restaurant per 28-day period plus reimbursement of all out-of-pocket costs and expenses. For 1998, the fixed annual charge is $3,737,000 and the per restaurant per 28-day period fee is $466. The increase in the fixed charge is due to an increase in the number of restaurants operated by the Company. In the future, the Company may satisfy its accounting and administrative needs by hiring employees directly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

      Competition in the restaurant industry is increasingly intense. The Company operates its mid-scale and upscale full service restaurants primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that its "Texas Roadhouse" concept, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. While the Company believes its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company also competes with other restaurants and retail establishments for sites. Many of the Company's competitors are well-established in the mid-priced mid-scale and upscale dining segment and certain competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high quality, competitively priced food in a full service, distinctive dining environment.

Government Regulation

      The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, safety and ADA accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.

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

Trademarks

            The Company regards its marks, Lone Star Steakhouse & Saloon(R), Lone Star Cafe(R), Del Frisco's(R), Double Eagle Steak House(R), and Sullivan's Steakhouse(R) as having significant value and as being an important factor in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas. However, the Company believes such uses will not have a material adverse effect on the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

            In December 1993, the Company filed a trademark infringement suit against a restaurant operator who operated two steakhouse restaurants in metropolitan Atlanta utilizing the mark and trade name Lone Star Steaks. By Order dated April 24, 1995, the United States District Court for the Northern District of Georgia, entered a permanent injunction barring the Company from using or displaying the "Lone Star Steakhouse & Saloon name , trademark or service mark" or any similar imitation of that mark or the "Lone Star Steaks" mark in connection with the operation of any restaurant in Georgia. On February 24, 1997, the Court of Appeals of the Eleventh Circuit issued its decision whereby it affirmed all of the district court's rulings, except for the portion which granted attorney fees under the Georgia Fair Business Practices Act. The Company filed an appeal en banc. On September 25, 1997 the United States Court of Appeals, Eleventh Circuit, vacated its previous affirmation of the district court's order granting a permanent injunction and remanded the case to the district court to revisit certain issues of its earlier findings. In November 1997 the parties to the lawsuit entered into a confidential settlement agreement to resolve all issues. As a result the Company may use its Lone Star Steakhouse & Saloon mark in the state of Georgia and all orders issued by the district court have been vacated.

            On June 2, 1996, the License Agreement for the Del Frisco's restaurant in Houston, Texas expired. The licensee refused to cease using the Company's marks. Accordingly, a lawsuit was filed in Federal District Court in the State of Texas on September 9, 1996 seeking to enjoin licensee from further use of the Company's marks and seeking damages for infringement.


Employees

      As of March 10, 1998, the Company employed approximately 21,500 persons, 7 of whom are executive officers, three of whom are regional managers, 22 of whom are district managers, approximately 1,276 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

                    RESTAURANT LOCATIONS AS OF MARCH 10, 1998

The following table sets forth the location of the Company's existing domestic Lone Star Steakhouse & Saloon (267) restaurants, Del Frisco's (3) restaurants, and Sullivan's (5) restaurants:


ALABAMA               GEORGIA                LOUISIANA              NEW JERSEY               PENNSYLVANIA
Anniston              Atlanta                Alexandria             Atlantic City            Allentown
Birmingham (2)        Augusta                Baton Rouge (2)        Bridgewater              Easton
Huntsville                                   Lafayette              Cherry Hill              Erie
Mobile                IDAHO                  Monroe                 Delran                   Harrisburg
Montgomery            Boise                  New Orleans (4)        Eatontown                Johnstown
Trussville                                   Shreveport             Edison                   King of Prussia
Tuscaloosa            ILLINOIS                                      Hanover Township         Lancaster
                      Bloomington            MASSACHUSETTS          Hazlet                   Philadelphia (3)
ALASKA                Bradley                Boston (2)             Marlton                  Pittsburgh (5)
Anchorage             Carbondale                                    Ocean County             Pottstown
                      Champaign              MARYLAND               Scotch Plains            Middletown
ARIZONA               Chicago (12)           Bel Air                Turnersville             Reading
Mesa                  Decatur                Columbia               Voorhees                 Scranton
Phoenix (4)           Mt. Vernon             Frederick              Wayne                    Wilkes-Barre
                      Peoria                 Gaithersburg                                    York
ARKANSAS              Rockford               Laurel                 NEW MEXICO
Ft. Smith             Springfield            Lexington Park         Albuquerque              SOUTH CAROLINA
Little Rock (2)                              Waldorf                                         Greenville
Springdale            INDIANA                Westminster            NEW YORK                 Myrtle Beach (2)
                      Anderson                                      Albany                   Spartanburg
COLORADO              Evansville             MICHIGAN               Buffalo
Colorado Springs      Fort Wayne             Ann Arbor              Poughkeepsie             SOUTH DAKOTA
Denver  (6)           Indianapolis (4)       Battle Creek           Rochester (2)            Sioux Falls
Fort Collins          Lafayette              Bay City
Loveland              Merrillville           Brighton               NORTH CAROLINA           TENNESSEE
                      South Bend             Dearborn               Asheville                Jackson
DELAWARE              Terre Haute            Detroit (7)            Boone                    Johnson City
Dover                                        Grand Rapids           Charlotte (4)            Knoxville
Wilmington (2)        IOWA                   Jackson                Durham                   Memphis (3)
                      Cedar Rapids           Saginaw                Fayetteville
FLORIDA               Coralville             Waterford              Greensboro (2)           UTAH
Bradenton             Davenport                                     Greenville               Centerville
Clearwater            Des Moines             MISSISSIPPI            Jacksonville             Layton
Coral Springs         Waterloo               Hattiesburg            Raleigh (3)              Salt Lake City
Fort Lauderdale                              Jackson                Rocky Mount
Fort Myers            KANSAS                                        Salisbury                VIRGINIA
Gainesville           Garden City            MISSOURI               Southern Pines           Alexandria
Lakeland              Hutchinson             Branson                Winston-Salem            Centreville
Ocala                 Overland Park          Independence                                    Chesapeake
Orlando                                      Kansas City            NORTH DAKOTA             Fairfax
Pensacola             KENTUCKY               Springfield            Fargo                    Falls Church
Port Richey           Bowling Green          St. Louis (5)                                   Fredericksburg
Sarasota              Florence                                      OHIO                     Herndon
St. Petersburg        Lexington              NEBRASKA               Akron                    Norfolk
Tampa                 Louisville             Lincoln                Canton                   Potomac Mills
                                             Omaha (2)              Cincinnati (3)           Richmond (3)
                                                                    Cleveland (5)            Sterling
                                             NEVADA                 Columbus (5)             Virginia Beach
--------------        ----------------
  SULLIVAN'S            DEL FRISCO'S         Las Vegas (4)          Dayton (2)
  LOCATIONS:             LOCATIONS:                                 Lancaster                WEST VIRGINIA
--------------        ----------------
                                             OKLAHOMA               Middletown               Beckley
Wilmington, DE        Denver, CO             Lawton                 Niles                    Charleston
Indianapolis, IN      Dallas, TX             Oklahoma City          Springfield              Huntington
Baton Rouge, LA       Fort Worth, TX         Tulsa                  Toledo (2)               Vienna
Charlotte, NC                                                       Youngstown
Austin, TX                                                                                   WISCONSIN
                                                                                             Appleton
                                                                                             Racine

Item 2.     Properties
            ----------

      As of March 10, 1998, the Company leased 102 and owned 165 of its Lone Star restaurant locations. At such date the Company owned two and leased one Del Frisco's Steak Houses and leased all five of its locations utilized for its Sullivan's concept. Lease terms are generally five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

      The Company's executive offices are located at 224 East Douglas, Suite 700, Wichita, Kansas, 67202 which space is provided pursuant to the terms of the existing management agreement with Coulter Enterprises. The Company believes there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

Item 3.     Legal Proceedings
            -----------------

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company. See "Business-Trademarks" for a description of litigation involving the use of trademarks.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 30, 1997.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            -----------------------------------------------------------------
            Matters
            -------

Market Information

      The   Company's   Common   Stock   (ticker   symbol:   STAR)   is   traded
over-the-counter on the Nasdaq National Market (Nasdaq). The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported by Nasdaq.

                                             Bid Prices
                                             ----------
     Calendar 1997             High                                Low
----------------------         ----                                ---
 First Quarter                28 1/2                             22 3/4
 Second Quarter               26                                 18 1/4
 Third Quarter                25 1/16                            17 1/8
 Fourth Quarter               23 3/16                            16 1/8

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

Number of Stockholders

      As of March 10, 1998, there were 673 holders of record of the Company's Common Stock. The Company believes there are in excess of 8,000 beneficial owners of the Company's Common Stock.

Item 6.    Selected Financial Data
           -----------------------

      The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and in "Management's Discussion and Analysis of Financial Condition and Results of Operations"
included elsewhere in this Form 10-K. The selected consolidated data of the Company as of December 30, 1997, December 31, 1996, December 26, 1995, December 27, 1994, and December 28, 1993, and for each of the five years in the period ended December 30, 1997, were derived from the Company's audited consolidated financial statements. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual results of operations for the periods presented. Said pro forma adjustments reflect the income tax provisions at the estimated effective federal and state income tax rates applicable to the operations of a group of related entities which were operated under common control (collectively, the "CCC Group"), (see Note 2 to the Company's consolidated financial statements) which were taxed as S-Corporations for income tax purposes prior to their acquisition by the Company in August 1995.

The following table should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                   Year Ended In December,(1)
                                                       -----------------------------------------------------------------------------
                                                                            (Dollars in thousands except share data)

                                                              1997             1996           1995             1994            1993
                                                              ----             ----           ----             ----            ----
Income Statement Data:

Net sales                                              $    585,358     $    491,754    $    340,857    $    215,800    $    112,263

Costs and expenses:

   Costs of sales                                           211,571          172,338         120,871          76,888          40,981

   Restaurant operating expenses                            215,805          167,871         116,703          71,996          36,979

General and administrative expenses                          21,649           21,285          12,693           8,117           3,916

Loss on divestiture of foreign operations                     8,557             --              --              --

Depreciation and

     amortization                                            30,590           28,384          19,817          12,989           6,744
                                                       ------------     ------------    ------------    ------------    ------------

Total costs and expenses                                    479,615          398,435         270,084         169,990          88,620
                                                       ------------     ------------    ------------    ------------    ------------

Income from operations                                      105,743           93,319          70,773          45,810          23,643

Other income,  net                                            4,108            3,682           2,910           1,263           1,840
                                                       ------------     ------------    ------------    ------------    ------------

Income before provision for

  income taxes and minority

  interest                                                  109,851           97,001          73,683          47,073          25,483

Provision for income taxes                                   40,075           37,518          26,820          16,900           9,112

Minority interest (expense)                                    (968)             584             705            --              --
                                                       ------------     ------------    ------------    ------------    ------------

Net income                                             $     68,808     $     60,067    $     47,568    $     30,173    $     16,371
                                                       ============     ============    ============    ============    ============

Basic net income per share                             $       1.68     $       1.53    $       1.31    $       0.88    $       0.50
                                                       ============     ============    ============    ============    ============


Weighted average shares
  outstanding                                            41,013,749       39,383,891      36,435,252      34,295,830      32,982,901
                                                       ============     ============    ============    ============    ============

Unaudited pro forma information based

  on providing for income taxes

  on pooled S-Corporations of

  CCC Group prior to acquisi-

  tion at the estimated tax rate:

   Income before income

     taxes, net of minority

     interest                                                                           $     74,388    $     47,073    $     25,483

   Pro forma provision for

     income taxes                                                                             27,653          17,884           9,696
                                                                                        ------------    ------------    ------------

Pro forma net income                                                                    $     46,735    $     29,189    $     15,787
                                                                                        ============    ============    ============

Pro forma basic net income per

   share                                                                                $       1.28    $       0.85    $       0.48
                                                                                        ============    ============    ============

                                                                          At fiscal year end in December, (1)
                                                    --------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

                                                       1997              1996              1995             1994             1993
                                                    --------          ----------      ------------      -------------     ---------
Balance Sheet Data:

   Working capital                                  $116,773          $126,244          $ 59,880          $ 37,618          $ 83,606
   Total assets                                      620,812           542,152           358,218           204,028           164,763
   Long-term debt,
     including current
     portion                                            --                --                 387             4,318             2,953
Stockholders' equity                                 566,148           495,239           322,811           180,072           151,768

------------------

(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. The Company's 1993 fiscal year ended on December 28 and its 1994, 1995, 1996, and 1997 fiscal years ended on December 29, 26, 31, and 30, respectively.



Item 7.     Management's  Discussion  and  Analysis of Financial  Condition  and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

General

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the consolidated financial statements including the notes thereto included elsewhere in this Form 10-K.

      The Company began 1995 with 115 Lone Star domestic restaurants, opened 45 restaurants during 1995, 45 restaurants during 1996, and opened 60 restaurants during the year ended December 30, 1997.

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

      The Company has also developed another upscale steak restaurant concept under the trade name Sullivan's Steakhouse, where the average check per customer is approximately $50. The Company opened the first restaurant in May 1996 in Austin, Texas and opened an additional restaurant in 1996 in Indianapolis, Indiana, two in 1997, one in Wilmington, Delaware and one in Baton Rouge, Louisiana, and one additional restaurant in Charlotte, North Carolina in January, 1998.

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data.

                                                                                              Years Ended (1)
                                                                           December 30,        December 31,         December 26,
                                                                               1997                1996                 1995
                                                                           ---------------    ---------------       -----------
                                                                                            (Dollars in thousands)
Income Statement Data:
   Net sales                                                                   100.0%              100.0%              100.0%
   Costs and expenses:
     Costs of sales                                                             36.1                35.1                35.5
     Restaurant operating expense                                               36.9                34.1                34.2
     Depreciation and amortization                                               5.2                 5.8                 5.8
                                                                            --------            --------            --------
     Restaurant costs and expenses                                              78.2                75.0                75.5
                                                                            --------            --------            --------
     Restaurant operating income                                                21.8                25.0                24.5
     General and administrative expenses                                         3.7                 4.3                 3.7
     Loss on divestiture of foreign operations                                --                     1.7              --
                                                                            --------            --------            --------
   Income from operations                                                       18.1                19.0                20.8
   Other income, and minority interest                                            .5                  .7                 1.0
                                                                            --------            --------            --------
   Income before provision for income
     taxes                                                                      18.6                19.7                21.8
   Provision for income
     taxes (2)                                                                   6.8                 7.5                 8.1
                                                                            --------            --------            --------
   Net income (2)                                                               11.8%               12.2%               13.7%
                                                                            ========            ========            ========

Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (3)                                                 $    2,255          $    2,509          $    2,536
Number of restaurants at end of period                                           308                 232                 175
Number of full restaurant periods open
     during the period (4)                                                     3,335               2,546               1,783

--------------------------------------

      (1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.
      (2) Gives pro forma effect to providing for income taxes on pooled S corporations of CCC Group prior to the 1995 Lone Star Acquisition at the estimated effective tax rate.
      (3) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods by the number of full accounting periods open in the reporting period, and annualizing the result.
      (4) Full restaurant periods are four-week accounting periods within the fiscal year (excluding the first partial accounting period of operations) that a restaurant was open.

Year Ended December 30, 1997 Compared to Year Ended December 31, 1996

     Net sales increased $93,604,000 (19%) for the year ended December 30, 1997 compared to the year ended December 31, 1996 principally attributable to $60,703,000 in additional sales from units opened the full year in 1997 versus a partial year in 1996, $43,350,000 in sales from the 60 new domestic Lone Star restaurants opened in 1997, and $7,038,000 in additional sales from the Sullivan's and Del Frisco's restaurants opened in 1997. Consolidated sales for international joint venture restaurants (Australian) increased $20,565,000. Same store sales were down 6.3% for the year.

     Costs of sales, primarily food and beverages increased as a percentage of sales to 36.1% for the year ended December 30, 1997 from 35.1% due to slightly higher beef prices as well as some discounted menu items and free appetizers offered in a national marketing campaign. During these periods, the Company purchased beef under contracted prices which allowed the company to maintain more stable beef costs. Such contracts expired in September, 1997 although there may be a possibility of contracting prices in the future. If the Company is unable to contract prices in the future, beef costs could be less stable.

     Restaurant operating expenses for the year ended December 30, 1997 increased $47,934,000 (28.6%) from $167,871,000 in the year ended December 31, 1996 to $215,805,000 and such expenses increased as a percentage of net sales from 34.1% to 36.9%. This increase is attributable to the national marketing efforts the Company has employed in addition to higher fixed costs in the way of building and equipment maintenance costs on the domestic Lone Star restaurants as well as higher labor and occupancy costs in the Australian units, and the effect of other fixed cost components on lower average restaurant sales.

     Depreciation and amortization increased $2,206,000 (7.8%) in the year ended December 30, 1997 over the year ended December 31, 1996 principally reflecting the depreciation of equipment relating to the opening of 60 new restaurants in 1997, and increases in depreciation relating to additional owned properties. General and administrative expenses for the year ended December 30, 1997 increased $364,000 (1.7%) from 1996.

     Certain accounting and administrative services are contracted from Coulter Enterprises, a restaurant management services and consulting company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $2,010,000, plus an additional fee of $440 per restaurant per 28-day accounting period plus reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 30, 1997. The service agreement was renewed for fiscal 1998 with the fixed annual charge increasing to $3,737,000 and the per restaurant, per accounting period fee increasing to $466. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes such direct costs would not be materially different than the costs under the contractual arrangement.

      In June 1996 the Company terminated its joint venture in Europe (the "European Joint Venture") whereby it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664 net of the tax benefit of $2,592,512. Such restaurants do not operate as Lone Star Steakhouse & Saloon restaurants.

      Other income, principally interest, for the year ended December 30, 1997 was $4,108,000 a $426,000 increase from 1996. This increase is attributable to the investment for a full year of the remaining net proceeds of the Company's public offering in May 1996. The effective income tax rate for the year ended December 30, 1997 was 36.8% compared to 38.4% for the year ended December 31, 1996. The decrease in the rate is primarily due to certain losses in 1996 resulting from the write-off of the European Joint Venture that were not available for deduction. Without the impact of the European Joint Venture write-off, the effective rate was 36.9% in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 26, 1995

      Net sales increased $150,897,000 (44.3%) for the year ended December 31, 1996, principally attributable to $77,609,000 in sales from units opened the full year in 1996 versus a partial year in 1995, $42,038,000 in sales from the 45 domestic Lone Star restaurants opened in 1996, and $13,425,000 in additional sales from the Sullivan's and Del Frisco's restaurants in 1996. In addition, consolidated sales for international joint venture (primarily Australian) increased $46,866,000. Same stores sales were down 1.9% for the year.

      Costs of sales, primarily food and beverages, decreased slightly as a percentage of sales to 35.1% for the year ended December 31, 1996, from 35.5% due to slightly lower beef prices and improved controls. The Company continues to purchase beef and some seafood at contracted prices.

     Restaurant operating expenses for the year ended December 31, 1996 increased $51,168,000 (43.8%) from $116,703,000 in the year ended December 26, 1995 to $167,871,000. Such expenses decreased as a percentage of net sales to 34.1% from 34.2%.

      Depreciation and amortization increased $8,567,000 (43.2%) in the year ended December 31, 1996, principally reflecting the amortization of capitalized pre-opening expenses relating to the opening of 59 new restaurants in 1996 and increases in depreciation related to additional owned properties. General and administrative expenses for the year ended December 31, 1996 increased $8,592,000 (67.7%) from the comparable period in 1995. The increase reflects the first full year of consolidated foreign joint venture administration expenses in 1996, as well as the costs associated with additional multiunit supervisors.

      Certain accounting and administrative services are contracted from Coulter Enterprises. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which Lone Star paid a fixed annual charge in fiscal 1996 of $1,272,000, plus an additional fee of $416 per restaurant per 28 day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 31, 1996.

      In June 1996 the Company terminated its joint venture in Europe where by it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664 net of the tax benefit of $2,592,512. Such restaurants will no longer operate as Lone Star Steakhouse & Saloon restaurants.

      Other income, principally interest, for the year ended December 31, 1996, was $3,682,000 a $772,000 increase from the comparable period in 1995. This increase is attributable to the investment of the net proceeds of the Company's public offering in May 1996.

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

Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows for the years ended:



                                                                                   Years ended
                                                            -----------------------------------------------------------
                                                            December 30,            December 31,           December 26,
                                                                1997                  1996                  1995
                                                            ------------            ------------           ------------


Net cash provided by operating activities                 $  85,851,586          $ 105,323,791          $  63,824,777
Net cash used in investment activities                     (101,552,191)          (131,178,835)          (124,028,705)
Net cash provided by financing activities                     7,328,065            109,401,300             82,052,141
Net effect of exchange rate changes on cash                  (6,351,750)              (249,854)              (284,363)
Net increase (decrease) in cash                             (14,724,290)            83,296,402             21,563,850


During the year ended December 30, 1997, the Company's purchases of property and equipment was $98,959,049.

      The Company has opened 185 restaurants in the past three fiscal years of which 50 opened in 1995, 59 opened during the year ended December 31, 1996, and 76 in the year ended December 30, 1997. The Company does not have significant accounts receivable or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for capital expenditures.

      At December 30, 1997, the Company had $135,996,996 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company has entered into 9 leases for new locations. In addition, at such date the Company had acquired 4 sites and signed contracts or options to purchase 16 sites. The Company was also actively negotiating purchase or lease of approximately 38 additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased. The Company expects to expend approximately $145,000,000 to open new restaurants in fiscal 1998.

Forward Looking Statements
      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements contained in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7.A.   Quantitative and Qualitative Disclosure about Market Risks
            ----------------------------------------------------------

            Not applicable.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

      See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Item 9.     Changes in and Disagreements with Accountants
            ---------------------------------------------
            on Accounting and Financial Disclosure
            --------------------------------------

            Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

      The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


Item 11.   Executive Compensation
           ----------------------

      The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

      The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            --------------------------------------------
            and Reports on Form 8-K
            -----------------------

            (a)    The following documents are filed as part of this report:

                   (1) Financial Statements.

                   See Index to Financial Statements which appears on page F-1 herein.

                   (2)  Exhibits

                                INDEX TO EXHIBITS
               Exhibit                         Exhibit
               Number                          -------
               ------
                ***3.1      Company's Certificate of Incorporation as amended
                ***3.2      Company's By-Laws
                 *10.1      Services  Agreement  as amended  between the Company
                            and Coulter  Enterprises,  Inc.,  dated  February 8,
                            1997
             *****10.2      Employment Agreement between the Company and John D.
                            White, dated February 1, 1995
              ****10.3      1992 Lone Star Steakhouse & Saloon,  Inc.  Incentive
                            and Non-qualified  Stock Option Plan (the "Plan") as
                            amended
               ***10.4      Form of  Indemnification  Agreement for officers and
                            directors of the Company
               ***10.5      Purchase  Agreement  between  the  Company  and  Max
                            Shayne, Inc., dated January 22, 1992
               ***10.6      Non-Competition,         Confidentiality         and
                            Non-Solicitation  Agreement  between the Company and
                            Jamie B. Coulter, dated March 12, 1992
                **10.7      Non-Competition,         Confidentiality         and
                            Non-Solicitation Agreement between the Company and Dennis L. Thompson, dated March 12, 1992

            ******10.8      Employment  Agreement  between  the Company and Mike
                            Archer, dated
                            April 20, 1995
                 *11.1      Statement   regarding   Computation   of  Per  Share
                            Earnings
                 *21.0      Subsidiaries of the Company
                 *23.1      Accountants'   consent  to  the   incorporation   by
                            reference to the Company's Registration Statement on
                            Form  S-8  of  the  independent   auditors'   report
                            included herein
                 *27.0      Financial data schedule
      -----------------------------

      (b)         Reports on Form 8-K filed in the fourth quarter of 1997:  none


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

    ***** Incorporated by reference to the Company's Form 10-K for the year ended December 27, 1994.
   ****** Incorporated by reference to the Company's Form 10-K for the year ended December 26, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 30th day of March 1998.


                                           LONE STAR STEAKHOUSE & SALOON, INC.
                                                       (Registrant)



                                             /s/ John D. White
                                           -------------------------------------
                                                       John D. White
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                               Principal Accounting Officer,
                                                   Treasurer and Director


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

            SIGNATURE                               TITLE                            DATE
            ---------                               -----                            ----

/s/ Jamie B. Coulter                        Chairman of the Board               March 27, 1998
----------------------------------       and Chief Executive Officer
         Jamie B. Coulter



                                          Executive Vice President,
/s/  John D. White                       Chief Financial Officer and            March 27, 1998
----------------------------------      Principal Accounting Officer
          John D. White                    Treasurer and Director




/s/ Michael J. Archer                      Chief Operating Officer              March 27, 1998
----------------------------------         Del Frisco's/Sullivan's
        Michael J. Archer                        and Director




/s/ Dennis L. Thompson                            Director                      March 27, 1998
----------------------------------
        Dennis L. Thompson


/s/ Clark R. Mandigo                              Director                      March 27, 1998
----------------------------------
         Clark R. Mandigo


/s/ Fred B. Chaney                                Director                      March 27, 1998
----------------------------------
          Fred B. Chaney


/s/ H. Gilliland Nickel                           Director                      March 27, 1998
----------------------------------
       H. Gilliland Nickel


/s/ William H. Tilley                             Director                      March 27, 1998
----------------------------------
        William H. Tilley


                                      -29-

                      Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements


                                                                           Pages

Report of Independent Auditors----------------------------------------------F-2
Consolidated Balance Sheets as of December 30, 1997 and December 31, 1996---F-3 Consolidated Statements of Income for the years ended December 30, 1997,
      December 31, 1996, and December 26, 1995------------------------------F-5
Consolidated Statements of Stockholders' Equity for the years ended
      December 30, 1997, December 31, 1996, and December 26, 1995-----------F-6
Consolidated Statements of Cash Flows for the years ended December 30, 1997,
      December 31, 1996, and December 26, 1995------------------------------F-7
Notes to Consolidated Financial Statements----------------------------------F-9

                         Report of Independent Auditors


The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.


We have audited the accompanying consolidated balance sheets of Lone Star Steakhouse & Saloon, Inc. as of December 30, 1997 and December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Steakhouse & Saloon, Inc. at December 30, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1997, in conformity with generally accepted accounting principles.



                                                       /s/ Ernst & Young LLP

Wichita, Kansas
March 25, 1998

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets


                                                        December 30, 1997           December 31, 1996
                                                       ---------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                $135,996,996              $150,721,286
   Accounts receivable                                         1,614,839                 2,233,119
   Inventories                                                10,955,361                 4,728,071
   Preopening costs, net                                       9,162,642                 6,250,241
   Deferred income taxes                                       1,282,954                   584,780
   Other                                                       3,625,992                   783,557
                                                         -------------------------------------------
Total current assets                                         162,638,784               165,301,054

Property and equipment:
   Land                                                      132,201,161               102,501,716
   Buildings                                                 170,852,451               143,620,384
   Leasehold improvements                                     93,681,898                68,049,332
   Equipment                                                  68,274,914                56,311,330
   Furniture and fixtures                                     19,244,098                14,975,975
                                                         -------------------------------------------
                                                             484,254,522               385,458,737
   Less accumulated depreciation and amortization             54,521,936                34,870,491
                                                         -------------------------------------------
                                                             429,732,586               350,588,246

Other assets:
   Intangible and other assets                                28,440,560                26,262,455
                                                         -------------------------------------------



Total assets                                                $620,811,930              $542,151,755
                                                         =========================================


                                                                                       December 30,          December 31,
                                                                                           1997                  1996
                                                                                      -----------------------------------

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                    $  14,221,099       $   8,202,116
   Sales tax payable                                                                       2,525,505           2,310,128
   Accrued payroll                                                                        10,475,393           4,875,218
   Gift certificates                                                                       8,409,558           6,595,403
   Income taxes payable                                                                    1,431,779           5,098,460
   Other                                                                                   8,802,204          11,975,725

                                                                                      -----------------------------------
Total current liabilities                                                                 45,865,538          39,057,050

Other long-term liabilities                                                                  158,736             247,510
Deferred income taxes                                                                      8,619,262           7,306,978
Minority interest                                                                             19,927             301,384

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
                                                                                                --                  --
   Common stock, $.01 par value, 98,000,000 shares authorized; 41,156,151 shares issued and outstanding (40,702,725 in 1996)
                                                                                             411,562             407,027
   Additional paid-in capital                                                            349,607,732         341,158,492
   Retained earnings                                                                     223,015,141         154,207,532
   Translation adjustment                                                                 (6,885,968)           (534,218)
                                                                                      -----------------------------------
Total stockholders' equity                                                               566,148,467         495,238,833
                                                                                      -----------------------------------

Total liabilities and stockholders' equity                                             $ 620,811,930       $ 542,151,755
                                                                                      ==================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income


                               For the year ended

                                                                                       December 30,     December 31,    December 26,
                                                                                           1997            1996            1995
                                                                                     -----------------------------------------------

Net sales                                                                             $ 585,357,637   $ 491,754,270   $ 340,857,223
Costs and expenses:
   Costs of sales                                                                       211,571,507     172,338,134     120,870,646
   Restaurant operating expenses                                                        215,805,009     167,871,293     116,703,192
   Depreciation and amortization                                                         30,589,748      28,384,168      19,816,823
                                                                                      ---------------------------------------------
Restaurant costs and expenses                                                           457,966,264     368,593,595     257,390,661
                                                                                      ---------------------------------------------
Restaurant operating income                                                             127,391,373     123,160,675      83,466,562

General and administrative expenses:
   Related parties                                                                        3,366,080       2,215,467       1,443,312
   Other                                                                                 18,282,740      19,068,740      11,249,957
   Loss on divestiture of European joint venture                                               --         8,557,176            --
                                                                                      ---------------------------------------------
Income from operations                                                                  105,742,553      93,319,292      70,773,293

Other income (expense):
   Other income, net (principally interest)                                               4,108,545       3,681,493       3,137,760
   Interest expense                                                                            --              --          (228,532)
                                                                                      ---------------------------------------------
                                                                                          4,108,545       3,681,493       2,909,228
                                                                                      ---------------------------------------------
                                                                                                                      -------------

Income before income taxes and minority interest                                        109,851,098      97,000,785      73,682,521
Provision for income taxes                                                              (40,075,457)    (37,517,693)    (26,819,591)
Minority interest                                                                          (968,032)        584,202         705,160
                                                                                      ---------------------------------------------
Net income                                                                            $  68,807,609   $  60,067,294   $  47,568,090
                                                                                      =============================================

Basic earnings per share                                                              $        1.68   $        1.53   $        1.31
                                                                                      =============================================

Diluted earnings per share                                                            $        1.65   $        1.49   $        1.27
                                                                                      =============================================

Unaudited pro forma  information  based on providing  for income taxes on pooled
   S-Corporations prior to acquisition at the estimated effective tax rate:
      Income before income taxes, net of minority interest
                                                                                                                      $  74,387,681
      Pro forma provision for income taxes                                                                               27,652,784
                                                                                                                      -------------
Pro forma net income                                                                                                  $  46,734,897
                                                                                                                      =============

Pro forma basic earnings per share                                                                                    $        1.28
                                                                                                                      =============

Pro forma diluted earnings per share                                                                                  $        1.24
                                                                                                                      =============


See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity


                                    Preferred       Common Stock       Additional
                                              ---------------------     Paid-in       Retained       Translation
                                      Stock       Number     Amount     Capital       Earnings        Adjustment      Total
                                   ----------------------------------------------------------------------------------------------

Balance, December 27, 1994            $  -    34,302,568  $343,025   $131,482,689  $  48,246,108    $         -    $180,071,822
Shares issued in public offering         -     2,906,710    29,067     85,638,616              -              -      85,667,683
Translation adjustment                   -             -         -              -              -       (284,364)       (284,364)
Stock options exercised                  -       172,446     1,724      1,970,382              -              -       1,972,106
Tax benefit related to options
  exercised
                                         -             -         -      1,239,166              -              -       1,239,166
S-Corporation deferred taxes             -             -         -              -        (16,503)             -         (16,503)
Shares issued for Del Frisco Group       -       206,250     2,063      8,247,937              -              -       8,250,000
Dividends paid by pooled companies
                                         -             -         -              -     (1,657,457)             -      (1,657,457)
Net income                               -             -         -              -     47,568,090              -      47,568,090
                                   ----------------------------------------------------------------------------------------------
Balance, December 26, 1995               -    37,587,974   375,879    228,578,790     94,140,238       (284,364)    322,810,543
Shares issued in public offering         -     2,650,000    26,500    101,399,750              -              -     101,426,250
Translation adjustment                   -             -         -              -              -       (249,854)       (249,854)
Stock options exercised                  -       464,751     4,648      8,034,952              -              -       8,039,600
Tax benefit related to options
  exercised
                                         -             -         -      3,145,000              -              -       3,145,000
Net income                               -             -         -              -     60,067,294              -      60,067,294
                                   ----------------------------------------------------------------------------------------------
Balance, December 31, 1996               -    40,702,725   407,027    341,158,492    154,207,532       (534,218)    495,238,833
Translation adjustment                   -             -         -              -              -     (6,351,750)     (6,351,750)
Stock options exercised                  -       453,426     4,535      7,398,801              -              -       7,403,336
Tax benefit related to options
   exercised
                                         -             -         -      1,050,439              -              -       1,050,439
Net income                               -             -         -              -     68,807,609              -      68,807,609
                                   ==============================================================================================
Balance, December 30, 1997            $  -    41,156,151  $411,562   $349,607,732   $223,015,141    $(6,885,968)   $566,148,467
                                   ==============================================================================================



See notes to consolidated financial statements.

                             DRAFT 03/28/98 4:49 PM
                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows



                                                                                            For the year ended
                                                                         -------------------------------------------------------
                                                                              December 30,       December 31,       December 26,
                                                                                  1997              1996               1995
                                                                         -------------------------------------------------------

Operating activities
Net income                                                                 $  68,807,609      $  60,067,294      $  47,568,090
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Amortization                                                            10,775,039         13,693,946          9,324,951
      Depreciation                                                            19,814,709         14,690,222         10,491,872
      Equity in net loss from investment in joint venture
                                                                                    --                 --              311,282
      Loss on divestiture of European joint venture                                 --            6,759,848               --
      Deferred income taxes                                                      614,110            938,071          3,113,315
      Minority interest                                                          968,032           (584,202)          (705,160)
      Net change in operating assets and liabilities:
         Accounts receivable                                                     618,280           (924,254)          (467,868)
         Inventories                                                          (6,227,290)          (571,716)        (1,510,680)
         Preopening costs                                                    (12,585,828)        (8,632,004)       (13,060,622)
         Refundable income taxes                                                    --            5,006,856         (2,368,198)
         Other current assets                                                 (2,842,435)          (693,465)         1,491,275
         Accounts payable                                                      6,018,983         (1,043,215)          (560,084)
         Income taxes payable                                                 (2,616,242)         8,243,460               --
         Other current liabilities                                             4,442,683          8,372,950         10,196,604
                                                                         -------------------------------------------------------
Net cash provided by operating activities                                     87,787,650        105,323,791         63,824,777

Investing activities
Purchases of property and equipment                                          (98,959,049)      (126,703,360)      (104,787,485)
Purchase of assets of Del Frisco                                                    --                 --          (14,600,000)
Contribution to capital by minority interest                                        --                 --            1,748,189
Cash acquired in consolidation of joint venture                                     --                 --              495,873
Cash paid in divestiture of European joint venture                                  --           (1,797,328)              --
Investment in joint venture                                                         --                 --           (2,436,689)
Other                                                                         (4,529,206)        (2,678,147)        (4,448,593)
                                                                         -------------------------------------------------------
Net cash used in investing activities                                       (103,488,255)      (131,178,835)      (124,028,705)

Financing activities
Net proceeds from issuance of common stock                                     7,403,336        109,465,850         87,639,789
Payment of notes payable and capital lease obligation on company
   acquired                                                                      (75,271)           (64,550)        (3,930,191)
Dividends on prior S-Corporation income                                             --                 --           (1,657,457)
                                                                         -------------------------------------------------------
Net cash provided by financing activities
                                                                               7,328,065        109,401,300         82,052,141

                       Lone Star Steakhouse & Saloon, Inc.

                                                                                       For the year ended
                                                                   December 30,            December 31,         December 26,
                                                                       1997                   1996                 1995
                                                             ---------------------------------------------------------------

Effect of exchange rate changes on cash                            $  (6,351,750)        $    (249,854)        $    (284,363)
Net increase (decrease) in cash and cash equivalents
                                                                     (14,724,290)           83,296,402            21,563,850
Cash and cash equivalents at beginning of year                       150,721,286            67,424,884            45,861,034
                                                             ---------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 135,996,996         $ 150,721,286         $  67,424,884
                                                             ===============================================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $        --           $       7,105         $      75,170
      Cash paid for income taxes                                      40,829,142            23,329,306            23,282,127

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

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements


1. Background and Significant Accounting Policies

Background

Lone Star Steakhouse & Saloon, Inc. (the "Company") owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia, through participation in an international joint venture. The restaurants serve mesquite-grilled steaks, ribs, chicken and fish in a "Texas Roadhouse" atmosphere that are positioned to attract local clientele. During 1995, the Company expanded into the upscale steakhouse market with the acquisition of Del Frisco's Double Eagle Steakhouse and the development of Sullivan's Steakhouse. As of December 30, 1997, the Company owns and operates 265 Lone Star Steakhouse & Saloons in the United States as well as 33 in connection with the joint venture in Australia. In addition, the Company owns and operates three Del Frisco's Double Eagle Steakhouses and four Sullivan's Steakhouses.

Significant Accounting Policies

o     Principles of Consolidation

      The consolidated financial statements include the accounts of Lone Star Steakhouse & Saloon, Inc., its wholly owned subsidiaries and its majority owned foreign joint venture. All significant intercompany accounts and transactions have been eliminated.

o     Concentration of Credit Risk

      The Company's financial instruments exposed to concentration of credit risk consist primarily of cash and short-term investments (cash equivalents). The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit. The Company has cash equivalents in investment grade securities with municipal, State and U.S. government agencies of approximately $97,361,000 and $110,835,000, at December 30, 1997 and December 31, 1996, respectively.

o     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from estimates.

o     Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or other financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

o     Inventories

      Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market.

o     Property and Equipment

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

o     Preopening Costs

      Labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants are capitalized until the restaurant is open and then amortized over the subsequent 12 months. Accumulated amortization related to stores opened during 1997 and 1996 is approximately $2,942,000 and $2,930,000 at December 30, 1997 and December 31, 1996, respectively.

o     Intangibles and Other Assets

      Intangibles and other assets principally represent goodwill. Such goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight-line method over 20 years. The remaining intangibles and other assets are being amortized by the straight-line method over the estimated useful life of the related assets. Accumulated amortization for intangibles and other assets as of December 30, 1997 and December 31, 1996, is $2,360,497 and $1,261,470, respectively.

o     Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 30, 1997, December 31, 1996 and December 26, 1995, are $7,283,514, $5,006,152 and $4,041,337, respectively.

o     Accounting for Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion (APBO) No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company common stock at the grant date over the amount the employee must pay for the stock. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented in Note 6.

o     Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      In June  1997,  the FASB  issued  Statement  No.  131,  Disclosures  about
      Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

      The Company has not yet determined the impact of adoption of these two standards; however, the adoption of these standards will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      In February 1998, the FASB cleared AcSEC's SOP, Accounting for the Costs of Start-Up Activities, for final issuance subject to certain editorial changes. AcSEC plans to issue the final SOP by June 1998. The SOP will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

o     Earnings per Share

      In 1997, the FASB issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

o     Fiscal Year

      The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively. Fiscal 1997 and 1995 each included 52 weeks of operations and fiscal 1996 included 53 weeks of operations.

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

3. Public Offerings

On April 12, 1995, the Company completed an offering of 2,906,710 additional shares of its Common Stock at $31.00 per share. Total net proceeds to the Company of approximately $86 million were used for continued development and funding of the Company's upscale steakhouse concept.

On May 21, 1996, the Company completed an offering of 2,650,000 additional shares of its Common Stock at $40.125 per share. Total net proceeds to the Company of approximately $101 million were used for continued development and funding of the Company's core Lone Star Steakhouse & Saloon restaurants and its upscale steakhouse concepts.

4. Investment in and Advances to Joint Venture

The Company has a joint venture agreement with an unrelated third party to develop and operate a chain of restaurants in Australia under the Company's trademark "Lone Star". Prior to June 1995, the Company owned a 50% interest in the joint venture and accounted for its investment using the equity method of accounting. The Company's equity portion of the results of operations, which are not significant, are included in the accompanying financial statements for the year ended December 26, 1995.

In June 1995, the Company increased its ownership interest in the Australian joint venture from 50% to 65%. The Company consolidated the accounts of the joint venture effective with the change in control.

During 1995, the Company entered into a second joint venture agreement with an unrelated third party to build and operate a chain of restaurants in Europe under the Company's trademark "Lone Star". The Company owned a 65% interest in the joint venture and, accordingly, its net assets and operations were consolidated with the Company in the accompanying consolidated financial statements for the year ended December 31, 1995 and through June 1996, when the Company terminated its joint venture in Europe whereby it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664, net of the tax benefit of $2,592,512. Such restaurants no longer operate as Lone Star Steakhouse & Saloon restaurants.

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

6. Stock Options

The Company has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

o     1992 Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan (the "Plan") which was last amended in June 1996, which provides for incentive and nonqualified stock options pursuant to which up to 10,000,000 shares of Common Stock are available for issuance. All options granted under this Plan have ten-year terms and vest according to the following schedule:

                     Year 1                                         20%
                     Year 2                                         40%
                     Year 3                                         60%
                     Year 4                                         80%
                     Year 5                                        100%

o     Directors Stock Option Plan

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

o     Other Options

      In connection with the Australian joint venture agreement, options to acquire 513,800 shares of the Company's Common Stock, $.01 par value, were granted to certain individuals of the unrelated third party. The exercise price of such options granted was $14.50 per share which was the fair market value of the Common Stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.50%, 6.53% and 7.05%; no dividend yields; volatility factors of the expected market price of the Company's Common Stock of 0.380, 0.940, and 1.037; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro
forma   information   follows:

                                             1997         1996         1995
                                       -----------------------------------------

Pro forma net income                  $49,523,000   $42,340,000   $41,445,000
Pro forma earnings per share:
   Basic                                     1.21          1.08          1.10
   Diluted                                   1.19          1.05          1.09

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected in 1997 or indicative of future years.

A summary of the Company's stock option activity and related information for the years ended December 30, 1997, December 31, 1996, and December 26, 1995, is as follows:

                                                    1997                          1996                       1995
                                        -----------------------------------------------------------------------------------
                                           Weighted                     Weighted                  Weighted
                                            Average       Options       Average       Options      Average       Options
                                        Exercise Price     (000)     Exercise Price    (000)    Exercise Price    (000)
                                        -----------------------------------------------------------------------------------

Outstanding beginning of year               $28.69        4,739          $24.34         4,575      $20.54        2,657
Granted                                      21.26       12,652           32.21         1,745       23.20        2,141
Exercised                                    22.59         (453)          38.08          (465)      28.15         (172)
Canceled                                     25.91       (8,784)          28.91        (1,116)      23.04          (51)
Outstanding end of year                      18.08        8,154           28.69         4,739       24.34        4,575

Weighted average fair value of options
   granted during the year
                                            $ 7.99                       $26.59                    $19.99


On April 24, 1997, the Company repriced 8,123,745 options with an exercise price in excess of the closing price of the Company's stock on that date of $18.25. The options are held by current employees, including officers of the Company. The original options were canceled and replaced by new grants with the same vesting schedule as contained in each separate grant. All other terms and conditions shall remain the same as the original grant with the exception of repricing the exercise price.

For options outstanding as of December 30, 1997, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

                               Options Outstanding
--------------------------------------------------------------------------------

                              Number                            Weighted Average
                          Outstanding at     Weighted Average       Remaining
   Range of Prices      December 30, 1997    Exercise Price       Contract Life
--------------------------------------------------------------------------------

    $3.38 to 7.25              26,357            $  3.63            4.22 years
   $14.50 to 18.99          7,940,338              18.16            8.44 years
   $19.50 to 25.13            187,649              22.12            9.56 years

The number of shares and weighted average exercise price of options exercisable at December 30, 1997, are as follows:

                               Options Exercisable
--------------------------------------------------------------------------------

                               Number Exercisable         Weighted Average
     Range of Prices          at December 30, 1997         Exercise Price
--------------------------------------------------------------------------------

      $3.38 to 7.25                 26,357                     $  3.63
     $14.50 to 18.99             2,632,208                       18.04
     $19.50 to 25.13                 1,141                       21.69

7. Related Party Transactions

The Company utilizes an affiliate to provide certain accounting, computer and administrative services. The Company incurred fees of $3,366,080 and $2,215,467, and $1,443,312, related to such services for fiscal years 1997, 1996, and 1995, respectively.

8. Leases

The Company leases certain facilities under noncancelable operating leases having terms expiring between 1998 and 2025. The leases have renewal clauses of 5 to 20 years, and are exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based upon a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense for the years ended December 30, 1997, December 31, 1996, and December 26, 1995, was $7,115,812, $5,982,830, and $4,962,163, respectively, including contingent rentals of approximately $347,349, $422,820, and $419,357, respectively.

Lease payments under noncancelable operating leases for each of the next five years and in the aggregate are as follows at December 30, 1997:

                                                        Operating Leases
                                                   -----------------------

            1998                                     $       7,132,560
            1999                                             5,806,323
            2000                                             4,218,213
            2001                                             2,887,646
            2002                                             2,006,046
            Thereafter                                       7,981,761
                                                   -----------------------
            Total minimum lease payments             $      30,032,549
                                                   =======================

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                               1997                  1996                  1995
                                                          --------------------------------------------------------
Numerator:

Numerator for basic and diluted earnings per share -
   income available to common stockholders                  $ 68,807,609         $ 60,067,294         $ 47,568,090
                                                          ========================================================

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares
                                                              41,013,749           39,383,891           36,432,464

   Effect of dilutive employee stock options                     748,753            1,013,974            1,105,427
                                                          --------------------------------------------------------

Denominator for diluted earnings per share -
   adjusted weighted-average shares                           41,762,502           40,397,865           37,537,891
                                                          ========================================================

Basic earnings per share                                      $     1.68           $     1.53           $     1.31
                                                          ========================================================

Diluted earnings per share                                    $     1.65           $     1.49           $     1.27
                                                          ========================================================

For purposes of the diluted computations, the 1997, 1996 and 1995 computation of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if the options were exercised during the periods presented.

10. Income Taxes

The provision for income taxes consists of the following:

                                                                        Years ended
                                                December 30,            December 31,           December 26,
                                                    1997                   1996                   1995
                                         -------------------------------------------------------------------
Current tax expense:
   Federal                                 $     35,742,496       $     32,080,619       $    20,145,697
   State                                          3,718,851              4,499,003             3,560,579
                                         -------------------------------------------------------------------
Total current                                    39,461,347             36,579,622            23,706,276

Deferred tax expense:
   Federal                                          469,371                819,155             2,976,342
   State                                            144,739                118,916               136,973
                                         -------------------------------------------------------------------
Total deferred                                      614,110                938,071             3,113,315
                                         -------------------------------------------------------------------

Total provision for income taxes           $     40,075,457       $     37,517,693       $    26,819,591
                                         ===================================================================

The difference between the reported provision for income taxes and a tax determined by applying the applicable U.S. Federal statutory income tax rate to income before taxes, is reconciled as follows.

                                         For the year ended       For the year ended    For the year ended
                                         December 30, 1997        December 31, 1996     December 26, 1995
                                       ---------------------------------------------------------------------
                                         Amount         Rate       Amount        Rate     Amount       Rate
                                       ---------------------------------------------------------------------

Income tax expense at Federal
  statutory rate                       $ 38,109,073       35%   $ 34,154,745      35%   $ 25,788,882     35%
State tax expense, net                    2,511,333        2       3,001,647       2       2,403,409      3
Effect of income tax related to
   CCC Group which were not
   taxed because of S-Corporation
   status

                                               --         --
            --         --       (833,193)    (1)
Other items, net                         (5,444,949)      --         361,301       --       (539,507)    (1)
                                       ---------------------------------------------------------------------
Actual provision for income taxes      $ 40,075,457       37%   $ 37,517,693      38%   $ 26,819,591     36%
                                       =====================================================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are presented below:

                                        December 30,              December 31,
                                             1997                     1996
                                     -------------------------------------------

Deferred tax assets:
   Foreign NOL carryforward             $   1,908,346          $       954,383
   Accrued liabilities                      1,562,269                  856,925
                                     -------------------------------------------
Total deferred tax assets                   3,470,615                1,811,308

Deferred tax liabilities:
   Preopening costs                           279,316                  272,145
   Property and equipment                  10,527,607                8,261,361
                                     -------------------------------------------
Total deferred tax liabilities             10,806,923                8,533,506
                                     -------------------------------------------
Net deferred tax liabilities            $   7,336,308          $     6,722,198
                                     ===========================================

As of December 30, 1997, the Company has net operating loss (NOL) carryforwards of approximately $5,500,000 for foreign tax purposes which begin expiring in 2002.

11. Commitments

As of December 30, 1997, the Company has entered into purchase or option contracts to purchase 13 additional sites for future restaurant locations. Such contracts aggregate approximately $26,845,000. The Company has also entered into operating lease agreements, subject to certain contingencies, on three additional sites. Such leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $1,052,497.

Subsequent to December 30, 1997, the Company entered into purchase contracts, subject to certain contingencies, for three additional sites totaling approximately $6,195,000. The Company also entered into an operating lease agreement, subject to certain contingencies, on one additional site. Such leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $325,000.

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

                                                   December 26, 1995
                                      ------------------------------------------
                                        (Dollars in thousands except per share
                                                       amounts)

     Revenues                                          $347,630
     Net income                                        $ 48,494
     Basic earnings per share                          $   1.33

13. Acquisition of Ground Round Restaurant Real Estate

Pursuant to the Company's contract of purchase dated June 28, 1996, with Ground Round, the Company acquired six restaurant locations in 1997 and ten in 1996. The acquisition price for all 16 locations was $16,000,000. All locations were converted to Lone Star Steakhouse & Saloon operating units during 1997.

14. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1997 and 1996 (in thousands, except per share amounts):

                                     1st Quarter    2nd Quarter    3rd Quarter  4th Quarter
                                    -------------------------------------------------------

1997
----
Net Sales                              $130,256      $133,360      $135,302       $186,440
Restaurant operating income              32,478        32,856        27,807         34,249
Net income                               18,204        18,546        15,055         17,003
Basic earnings per share               $   0.46      $   0.45      $   0.37       $   0.41
Diluted earnings per share             $   0.44      $   0.44      $   0.36       $   0.41

                                                                                      1996
                                                                                      ----
Net Sales                              $106,375      $107,768      $113,746       $163,864
Restaurant operating income              24,759        26,786        28,877         42,739
Net income                               12,936         8,103        15,838         23,190
Basic earnings per share                   0.34          0.21          0.39           0.57
Diluted earnings per share                 0.33          0.21          0.38           0.56

(a) The second quarter of 1996 includes a charge to earnings of $5,964,664, net of tax benefits resulting from the Company's terminated joint venture in Europe.