Form 10-K/A
period 1997-12-30
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-04-02
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-K/A


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


                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

   1.    Business  ...........................................................3
   2.    Properties  ........................................................15
   3.    Legal Proceedings  .................................................15
   4.    Submission of Matters to a Vote of Security Holders  ...............15


                                     PART II

   5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters  .....................................16
   6.    Selected Financial Data  ...........................................17
   7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  .............................19
   7.A.  Quantitative and Qualitative Disclosures about Market Risk  ........24
   8.    Financial Statements and Supplementary Data  .......................24
   9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  .............................24

                                    PART III

  10.    Directors and Executive Officers of the Registrant  ................25
  11.    Executive Compensation  ............................................25
  12.    Security Ownership of Certain Beneficial Owners and Management .....25
  13.    Certain Relationships and Related Transactions  ....................25

                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ..25
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

                                                                                   Year Ended In December,(1)
                                                       -----------------------------------------------------------------------------
                                                                            (Dollars in thousands except share data)

                                                              1997             1996           1995             1994            1993
                                                              ----             ----           ----             ----            ----
Income Statement Data:

Net sales                                              $    585,358     $    491,754    $    340,857    $    215,800    $    112,263

Costs and expenses:

   Costs of sales                                           211,571          172,338         120,871          76,888          40,981

   Restaurant operating expenses                            215,805          167,871         116,703          71,996          36,979

General and administrative expenses                          21,649           21,285          12,693           8,117           3,916

Loss on divestiture of foreign operations                      --              8,557            --              --              --

Depreciation and
     amortization                                            30,590           28,384          19,817          12,989           6,744
                                                       ------------     ------------    ------------    ------------    ------------

Total costs and expenses                                    479,615          398,435         270,084         169,990          88,620
                                                       ------------     ------------    ------------    ------------    ------------

Income from operations                                      105,743           93,319          70,773          45,810          23,643

Other income,  net                                            4,108            3,682           2,910           1,263           1,840
                                                       ------------     ------------    ------------    ------------    ------------

Income before provision for
  income taxes and minority
  interest                                                  109,851           97,001          73,683          47,073          25,483

Provision for income taxes                                   40,075           37,518          26,820          16,900           9,112

Minority interest (expense)                                    (968)             584             705            --              --
                                                       ------------     ------------    ------------    ------------    ------------

Net income                                             $     68,808     $     60,067    $     47,568    $     30,173    $     16,371
                                                       ============     ============    ============    ============    ============

Basic earnings per share                               $       1.68     $       1.53    $       1.31    $       0.88    $       0.50
                                                       ============     ============    ============    ============    ============


Weighted average shares
  outstanding                                            41,013,749       39,383,891      36,432,464      34,295,830      32,402,469
                                                       ============     ============    ============    ============    ============

Unaudited pro forma information based
  on providing for income taxes
  on pooled S-Corporations of

  CCC Group prior to acquisi-
  tion at the estimated tax rate:

   Income before income
     taxes, net of minority
     interest                                                                           $     74,388    $     47,073    $     25,483

   Pro forma provision for
     income taxes                                                                             27,653          17,884           9,696
                                                                                        ------------    ------------    ------------

Pro forma net income                                                                    $     46,735    $     29,189    $     15,787
                                                                                        ============    ============    ============

Pro forma basic earnings per
   share                                                                                $       1.28    $       0.85    $       0.49
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

Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows for the years ended:



                                                                                   Years ended
                                                            -----------------------------------------------------------
                                                            December 30,            December 31,           December 26,
                                                                1997                  1996                  1995
                                                            ------------            ------------           ------------


Net cash provided by operating activities                 $  87,787,650          $ 105,323,791          $  63,824,777
Net cash used in investment activities                     (103,488,255)          (131,178,835)          (124,028,705)
Net cash provided by financing activities                     7,328,065            109,401,300             82,052,141
Net effect of exchange rate changes on cash                  (6,351,750)              (249,854)              (284,363)
Net increase (decrease) in cash                             (14,724,290)            83,296,402             21,563,850


During the year ended December 30, 1997, the Company's purchases of property and equipment were $98,959,049.

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

            ******10.8      Employment  Agreement  between  the Company and Mike
                            Archer, dated
                            April 20, 1995
                 *11.1      Statement   regarding   Computation   of  Per  Share
                            Earnings
           *******21.0      Subsidiaries of the Company
                 *23.1      Accountants'   consent  to  the   incorporation   by
                            reference to the Company's Registration Statement on
                            Form  S-8  of  the  independent   auditors'   report
                            included herein
                 *27.0      Financial data schedule
      -----------------------------

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

    *****         Incorporated  by reference to the Company's  Form 10-K for the year ended December 27, 1994.
   ******         Incorporated  by reference to the Company's  Form 10-K for the year ended December 26, 1995.
  *******         Previously filed.

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

Liabilities and stockholders' equity:
 Current liabilities
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

                       Lone Star Steakhouse & Saloon, Inc.

                                                                                       For the year ended
                                                             ---------------------------------------------------------------
                                                                   December 30,            December 31,         December 26,
                                                                       1997                   1996                 1995
                                                             ---------------------------------------------------------------

Effect of exchange rate changes on cash                            $  (6,351,750)        $    (249,854)        $    (284,363)
                                                             ---------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (14,724,290)           83,296,402            21,563,850
Cash and cash equivalents at beginning of year                       150,721,286            67,424,884            45,861,034
                                                             ---------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 135,996,996         $ 150,721,286         $  67,424,884
                                                             ===============================================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $        --           $       7,105         $      75,170
      Cash paid for income taxes                                      40,829,142            23,329,306            23,282,127

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

o     Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

      In February 1998, the FASB cleared AcSEC's Statement of Position (SOP), Accounting for the Costs of Start-Up Activities, for final issuance subject to certain editorial changes. AcSEC plans to issue the final SOP by June 1998. The SOP will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.50%, 6.53% and 7.05%; no dividend yields; volatility factors of the expected market price of the Company's Common Stock of 0.380, 0.940, and 1.037; and a weighted-average expected life of the option of five years.

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

A summary of the Company's stock option activity and related information for the years ended December 30, 1997, December 31, 1996, and December 26, 1995, is as follows:

                                                    1997                          1996                       1995
                                        -----------------------------------------------------------------------------------
                                           Weighted                     Weighted                  Weighted
                                            Average       Options       Average       Options      Average       Options
                                        Exercise Price     (000)     Exercise Price    (000)    Exercise Price    (000)
                                        -----------------------------------------------------------------------------------

Outstanding beginning of year               $28.69        4,739          $24.34         4,575      $20.54        2,657
Granted                                      21.26       12,652           32.21         1,745       23.20        2,141
Exercised                                    22.59         (453)          38.08          (465)      28.15         (172)
Canceled                                     25.91       (8,784)          28.91        (1,116)      23.04          (51)
                                                         -------                       -------                   ------
Outstanding end of year                     $18.08        8,154          $28.69         4,739      $24.34        4,575
                                                         =======                       =======                   ======

Weighted average fair value of options
   granted during the year                  $ 7.99                       $26.59                    $19.99


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

                                         For the year ended       For the year ended    For the year ended
                                         December 30, 1997        December 31, 1996     December 26, 1995
                                       ---------------------------------------------------------------------
                                         Amount         Rate       Amount        Rate     Amount       Rate
                                       ---------------------------------------------------------------------

Income tax expense at Federal
  statutory rate                       $ 38,109,073       35%   $ 34,154,745      35%   $ 25,788,882     35%
State tax expense, net                    2,511,333        2       3,001,647       2       2,403,409      3

Effect of income tax related to
   CCC Group which were not
   taxed because of S-Corporation
   status                                      --         --            --         --       (833,193)    (1)
Other items, net                           (544,949)      --         361,301       --       (539,507)    (1)
                                       ---------------------------------------------------------------------
Actual provision for income taxes      $ 40,075,457       37%   $ 37,517,693      38%   $ 26,819,591     36%
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

11. Commitments

As of December 30, 1997, the Company has entered into purchase or option contracts to purchase 13 additional sites for future restaurant locations. Such contracts aggregate approximately $26,845,000. The Company has also entered into operating lease agreements, subject to certain contingencies, on three additional sites. Such leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $1,052,000.

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

13. Acquisition of Ground Round Restaurant Real Estate

Pursuant to the Company's contract of purchase dated June 28, 1996, with Ground Round, the Company acquired three restaurant locations in 1997 and nine in 1996. The acquisition price for all 12 locations was $11,975,000. All locations were converted to Lone Star Steakhouse & Saloon operating units during 1997.

14. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1997 and 1996 (in thousands, except per share amounts):

                                     1st Quarter    2nd Quarter    3rd Quarter  4th Quarter
                                    -------------------------------------------------------

1997
----
Net Sales                              $130,256      $133,360      $135,302       $186,440
Restaurant operating income              32,478        32,856        27,807         34,249
Net income                               18,204        18,546        15,055         17,003
Basic earnings per share               $   0.45      $   0.45      $   0.37       $   0.41
Diluted earnings per share             $   0.44      $   0.44      $   0.36       $   0.41

1996
----
Net Sales                              $106,375      $107,768      $113,746       $163,864
Restaurant operating income              24,759        26,786        28,877         42,739
Net income                               12,936         8,103        15,838         23,190
Basic earnings per share                   0.34          0.21          0.39           0.57
Diluted earnings per share                 0.33          0.21          0.38           0.56

(a) The second quarter of 1996 includes a charge to earnings of $5,964,664, net of tax benefits resulting from the Company's terminated joint venture in Europe.