Form 10-Q
period 1998-03-24
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-05-08
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                                 Commission file number
         March 24, 1998                                         0-19907


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                            48-1109495
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

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                 /X/ Yes  / / No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at April 28, 1998
Common Stock, $.01 par value                              41,197,969 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at March 24, 1998 and December 30, 1997                              2

         Condensed Consolidated Statements of
         Income for the twelve weeks ended
         March 24, 1998 and March 25, 1997                                    3

         Condensed Consolidated Statements of
         Cash Flows for the twelve weeks ended
         March 24, 1998 and March 25, 1997                                    4

         Notes to Condensed Consolidated
         Financial Statements                                                 5

Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations                                                7

PART II.  OTHER INFORMATION
Items 1 through 5 have been omitted
since the items are either inapplicable or the answer is negative

Item 6.  Exhibits and Reports on Form 8-K                                    14

PART III.  EXHIBITS

11.1   Statement regarding computation of per share earnings

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                  March 24, 1998     December 30, 1997
                                                                  --------------     -----------------
             ASSETS

Current assets:
    Cash and cash equivalents                                       $136,679,458      $ 135,996,996
    Inventories                                                       11,142,576         10,955,361
    Pre-opening costs - net                                            6,566,121          9,162,642
    Other current assets                                               5,797,201          6,523,785
                                                                    ------------      -----------
         Total current assets                                        160,185,356        162,638,784

Property and equipment, net                                          443,306,609        429,732,586
Intangible and other assets, net                                      28,656,262         28,440,560
                                                                    ------------      -----------
            Total assets                                            $632,148,227      $ 620,811,930
                                                                    ============      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $ 10,360,353      $  16,746,604
    Other current liabilities                                         31,059,833         29,118,934
                                                                    ------------     ------------
            Total current liabilities                                 41,420,186         45,865,538


Deferred income taxes                                                  8,667,995          8,619,262
Other non-current liabilities                                            111,340            158,736
Minority interest                                                     (1,073,710)            19,927
Stockholders' Equity:
    Preferred stock                                                            -                  -
    Common stock                                                         411,795            411,562
    Additional paid-in capital                                       350,013,979        349,607,732
    Retained earnings                                                237,726,553        223,015,141
    Accumulated other comprehensive income                            (5,129,911)        (6,885,968)
                                                                    ------------     ------------
            Total stockholders' equity                               583,022,416        566,148,467
                                                                    ------------     ------------
            Total liabilities and stockholders' equity              $632,148,227      $ 620,811,930
                                                                    ============     ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                                                  For the twelve weeks ended
                                                              ----------------------------------
                                                              March 24, 1998      March 25, 1997
                                                              ----------------------------------

Net sales                                                     $153,513,854         $130,255,616
Costs and expenses:
    Costs of sales                                              57,214,706           45,957,040
    Restaurant operating expenses                               60,899,769           45,389,594
    Depreciation and amortization                                8,624,125            6,430,554
                                                              ------------         ------------
Restaurant costs and expenses                                  126,738,600           97,777,188
                                                              ------------         ------------
Restaurant operating income                                     26,775,254           32,478,428
General and administrative expenses                              5,442,111            4,643,388
                                                              ------------         ------------
Income from operations                                          21,333,143           27,835,040
Other income, principally interest                               1,537,880              986,147
Income before income taxes and minority interest                22,871,023           28,821,187
Provision for income taxes                                      (8,077,118)         (10,602,788)
Minority interest                                                  (82,493)             (14,883)
                                                              ------------         ------------
Net income                                                    $ 14,711,412         $ 18,203,516
                                                              ============         ============
Basic earnings per share                                      $       0.36         $       0.45
                                                              ============         ============
Diluted earnings per share                                    $       0.35         $       0.44
                                                              ============         ============


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the twelve weeks ended
                                                                                    --------------------------------------------
                                                                                     March 24, 1998               March 25, 1997
                                                                                    ---------------               --------------
Cash flows from operating activities:
   Net income                                                                        $ 14,711,412                  $ 18,203,516
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  8,717,298                     6,522,664
         Net change in operating assets and liabilities:
           Change in operating assets                                                     690,433                    (3,993,942)
           Change in operating liabilities                                             (4,444,015)                    3,139,624
                                                                                     ------------                  ------------
             Net cash provided by operating activities                                 19,675,128                    23,871,862

Cash flows from investing activities:
   Purchases of property and equipment                                                (19,374,711)                  (21,423,374)
   Other                                                                               (1,780,492)                     (906,606)
                                                                                     ------------                  ------------
             Net cash used in investing activities                                    (21,155,203)                  (22,329,980)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                             406,480                     5,967,855
                                                                                     ------------                  ------------
             Net cash provided by financing activities                                    406,480                     5,967,855

Effect of exchange rate on cash                                                         1,756,057                      (238,627)
                                                                                      --------------               ------------

             Net increase in cash and cash equivalents                                    682,462                     7,271,110

Cash and cash equivalents at beginning of period                                      135,996,996                   150,721,286
                                                                                     ------------                  ------------
Cash and cash equivalents at end of period                                           $136,679,458                  $157,992,396
                                                                                     ============                  ============

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                        $  1,503,854                  $  4,690,690

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation


      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twelve weeks ended March 24, 1998, are not necessarily indicative of the results to be expected for the full year ending December 29, 1998. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K.

2.    Stock Options

      During the twelve week period ended March 24, 1998, the Company granted stock options for 8,858 shares of Common Stock at exercise prices ranging from $17.50 to $21.69 per share pursuant to its 1992 stock option plan for employees.


3.    Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted average shares outstanding for the twelve week periods ended March 24, 1998 and March 25, 1997 were 41,165,028 and 40,840,336, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 24, 1998 and March 25, 1997 was 42,235,190 and 41,334,247,
respectively.

4.    Recently Issued Accounting Standards

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

                       LONE STAR STEAKHOUSE & SALOON, INC.

      As of December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

      During the first quarter of 1998 and 1997, total comprehensive income amounted to $16,467,469 and $17,964,889, respectively.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

      The Company is continuing its rapid expansion under which it has opened 45 domestic restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997 and intends to open 60 Lone Star Steakhouse & Saloon restaurants in 1998, although there can be no assurance that the Company will open 60 units in the fiscal year ended December 30, 1998. All units are expected to be Company-owned and operated. As of March 24, 1998, the Company has opened two of the 1998 development restaurants.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

      The Company is continuing to develop its upscale steakhouse concepts. The Company is currently operating three Del Frisco's locations and has one additional unit with approximately 16,000 square feet of space in Rockefeller Plaza in New York City under construction which it expects to open in late summer of 1998. The Company expects to open one or two other Del Frisco's restaurants in 1998 in the United States.

      The Company developed and operates a second upscale steak restaurant concept, Sullivan's Steakhouse, where the average check per customer is approximately $50. The Company is operating five Sullivan's locations and expects to develop five to seven additional Sullivan's restaurants in 1998.

      Internationally, the Company, through a joint venture, operates 36 Lone Star Steakhouse & Saloon restaurants in Australia, two of which opened this year, and expects to open an additional six to eight units in 1998.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of income bear to net sales, and (ii) other selected operating data:

                                                                                          Twelve Weeks Ended (1)
                                                                                       March 24,            March 25,
                                                                                         1998                  1997
                                                                                       ---------            ----------

                                                                                       (dollars in thousands)

Income Statement Data:
      Net Sales                                                                       100.0%               100.0%
      Costs and expenses:
            Costs of sales..........................................................    37.3                 35.3
            Restaurant operating expenses...........................................    39.7                 34.8
            Depreciation and amortization...........................................     5.6                  4.9
                                                                                        ----                 ----
                 Restaurant costs and expenses......................................    82.6                 75.0
                                                                                        ----                 ----
      Restaurant operating income...................................................    17.4                 25.0
      General and administrative expenses...........................................     3.5                  3.6
                                                                                        ----                 ----
      Income from operations........................................................    13.9                 21.4
      Other income, principally interest............................................     1.0                   .7
                                                                                        ----                 ----
      Income before provision for income taxes .....................................    14.9                 22.1
      Provision for income taxes....................................................     5.3                  8.1
                                                                                        ----                 ----
      Net income ...................................................................     9.6%                14.0%
                                                                                        ====                 ====


Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)                         $2,344               $2,479
      Number of restaurants at end of the period                                         313                  244


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

                      LONE STAR STEAKHOUSE & SALOON, INC.

Twelve Weeks Ended March 24, 1998 Compared to Twelve Weeks Ended March 25, 1997

      Net sales increased $23,258,000 (17.9%) to $153,514,000 for the twelve weeks ended March 24, 1998 compared to $130,256,000 for the twelve weeks ended March 25, 1997 principally attributable to $24,750,000 in sales from the 52 new domestic Lone Star restaurants opened since March 1997, additional sales from the three Sullivan's restaurants opened since March, 1997 and sales from the 14 additional units opened in the Australian joint venture. The increase was partially offset by a 7.0% decrease in same-store sales which resulted from lower customer counts during the quarter.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 37.3% from 35.3% due to higher beef and produce prices, and the higher cost of sales of new entree's introduced in the fourth quarter of 1997. During this period, the Company did not purchase beef under contracted prices although there may be a possibility of contracting prices in the future.

      Restaurant operating expenses for the twelve weeks ended March 24, 1998 increased $15,510,000 (34.2%) from $45,390,000 in the twelve weeks ended March 25, 1997 to $60,900,000, and such expenses increased as a percentage of net sales from 34.8% to 39.7%. This increase is attributable to higher labor costs and higher fixed costs for building and equipment maintenance on the domestic Lone Star restaurants and higher labor and occupancy costs in the Australian units, and the effect of fixed cost components on lower average restaurant sales.

      Depreciation and amortization increased $2,194,000 (34.1%) in the twelve weeks ended March 24, 1998 over the twelve weeks ended March 25, 1997, and such expenses increased as a percentage of net sales from 4.9% to 5.6%. The capitalized pre-opening expenses for 55 new restaurants opened domestically as well as 14 restaurants opened in Australia since March 1997 increased the pre-opening cost amortization for the first quarter of 1998 over the prior year. General and administrative expenses for the twelve weeks ended March 24, 1998 increased $799,000 (17.2%) from the comparable period in 1997, primarily due to the increased travel expenses associated with 69 additional locations. Certain accounting and administrative services are contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provides for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $2,010,000, plus an additional fee of $440 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 30, 1997. The service agreement was renewed for fiscal 1998 with the fixed annual charge increasing to $3,737,000 and the per restaurant, per accounting period fee increasing to $466. Should the service agreement not be renewed in the future, the Company would incur direct costs for accounting and administration, personnel, rent and other costs associated with a separate office; however, the Company believes that such direct costs would not be materially different than the costs under the contractual arrangement.

      Other income, principally interest, for the twelve weeks ended March 24, 1998 was $1,538,000, a $552,000 increase from the comparable period in 1997, reflecting an increase in interest income from the investment of the net proceeds of the 1997 public offering.

      The effective income tax rates for the twelve weeks ended March 24, 1998 and the twelve weeks ended March 25, 1997 were 35.4% and 36.8%, respectively. The decrease in the rate is primarily due to a reduction in the tax liability in certain states.

                      LONE STAR STEAKHOUSE & SALOON, INC.

Impact of inflation

      The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. Since the majority of personnel are tipped employees, minimum wage changes will have little effect on labor costs. As costs of food and labor have increased, the Company has historically been able to offset these increases through economies of scale, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on operating margins.

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

Year 2000 Compliance

      The registrant currently believes that its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Year 2000 issue is not anticipated to have a material impact on the Registrant's results of operations, financial position or its cash flows.

                       LONE STAR STEAKHOUSE & SALOON, INC.

Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows for each of the twelve weeks ended March 24, 1998 and March 25, 1997.

                                                                     Twelve weeks ended
                                                                  March 24,        March 25,
                                                                    1998             1997
                                                                    ----             ----
Net cash provided by operating activities............          $ 19,675,128    $  23,871,862
Net cash used in investment activities...............           (21,155,203)     (22,329,980)
Net cash provided by financing
      activities.....................................               406,480        5,967,855
Effect of exchange rate on cash......................             1,756,057         (238,627)
Net increase in cash.................................               682,462        7,271,110

During the twelve week period ended March 24, 1998, the Company's investment in property and equipment was $19,375,000.

      The Company has opened 241 restaurants in the past five fiscal years of which 60 opened in 1997 and an additional 2 opened during the twelve weeks ended March 24, 1998. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At  March  24,  1998,  the  Company  had  $136,679,000  in cash  and  cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of March 24, 1998, the Company has acquired eight sites for future development, three of which are leased. In addition, as of such date the Company had entered into nine contracts to purchase sites. The Company was also actively negotiating to purchase or lease 39 additional sites. The Company expects to expend approximately $95,000,000 to open new restaurants through the remainder of fiscal 1998.

                       LONE STAR STEAKHOUSE & SALOON, INC.


Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibit 10.2      Employment  Agreement dated as of February 1,
                                   1998 by and between  Lone Star  Steakhouse  &
                                   Saloon, Inc. and John D. White

                 Exhibit 10.8 Employment Agreement dated as of February 1, 1998 by and between Lone Star Steakhouse & Saloon, Inc. and Michael J. Archer

                 Exhibit 10.9 Employment Agreement dated as of February 1, 1998 by and between Lone Star Steakhouse & Saloon, Inc. and Gerald T. Aaron

                 Exhibit 10.10 Employment Agreement dated as of February 1, 1998 by and between Lone Star Steakhouse & Saloon, Inc. and Robert M. Kendall

                 Exhibit 10.11 Employment Agreement dated as of February 1, 1998 by and between Lone Star Steakhouse & Saloon, Inc. and Frank E. Furstenberg, Jr.

                 Exhibit 11.1      Computation of Per Share Earnings
                 Exhibit 27        Financial Data Schedule

             (b) Forms on 8-K.........................................None

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