Form 10-Q
period 1998-07-31
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-07-31
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                               Commission file number
         June 16, 1998                                      0-19907
         -------------                                      -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                             48-1109495
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

            Class                                  Outstanding at July 21, 1998
Common Stock, $.01 par value                            39,217,967 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at June 16, 1998 and December 30, 1997                                  2

      Consolidated Statements of Income
      for the twelve weeks ended
      June 16, 1998 and June 17, 1997                                         3

      Consolidated Statements of Income
      for the twenty-four weeks ended
      June 16, 1998 and June 17, 1997                                         4

      Condensed Consolidated Statements of
      Cash Flows for the twenty-four weeks ended
      June 16, 1998 and June 17, 1997                                         5

      Notes to Condensed Consolidated
      Financial Statements                                                    6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                   8


PART II.  OTHER INFORMATION
Items 1 through 3 and Item 6 have been omitted since the items are either not applicable or the answer is negative

Item 4. Submission of Matters to a Vote
        of Stockholders                                                      14

Item 5.        Other Information                                             14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                   June 16, 1998              December 30, 1997
                                                                   -------------              -----------------
                       ASSETS

Current assets:
    Cash and cash equivalents                                      $ 102,443,753               $ 135,996,996
    Inventories                                                       11,362,921                  10,955,361
    Pre-opening costs - net                                            4,815,797                   9,162,642
    Other current assets                                               7,642,573                   6,523,785
                                                                     -----------                 -----------
         Total current assets                                        126,265,044                 162,638,784

Property and equipment, net                                          445,929,793                 429,732,586
Intangible and other assets, net                                      28,030,106                  28,440,560
                                                                     -----------                 -----------
            Total assets                                           $ 600,224,943               $ 620,811,930
                                                                     ===========                 ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $  10,554,126               $  16,746,604
    Other current liabilities                                         19,748,751                  29,118,934
                                                                    ------------                ------------
            Total current liabilities                                 30,302,877                  45,865,538


Deferred income taxes                                                 11,876,895                   8,619,262
Other non-current liabilities                                            110,526                     158,736
Minority interest                                                              -                      19,927

Stockholders' Equity:
    Preferred stock                                                            -                           -
    Common stock                                                         397,280                     411,562
    Additional paid-in capital                                       325,659,818                 349,607,732
    Retained earnings                                                244,753,636                 223,015,141
    Accumulated other comprehensive income                           (12,876,089)                 (6,885,968)
                                                                     ------------               ------------
            Total stockholders' equity                               557,934,645                 566,148,467
                                                                    ------------                ------------
            Total liabilities and stockholders' equity             $ 600,224,943               $ 620,811,930
                                                                    ============                ============

                             See accompanying notes.
                                      - 2 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                For the twelve weeks ended
                                                                          ----------------------------------------
                                                                          June 16, 1998              June 17, 1997
                                                                          -------------              -------------

Net sales                                                                 $141,023,159                $133,359,880
Costs and expenses:
    Costs of sales                                                          53,447,707                  46,833,703
    Restaurant operating expenses                                           62,235,739                  46,941,973
    Depreciation and amortization                                            8,520,795                   6,728,165
                                                                          ------------                ------------
Restaurant costs and expenses                                              124,204,241                 100,503,841
                                                                          ------------                ------------
Restaurant operating income                                                 16,818,918                  32,856,039
General and administrative expenses                                          7,589,173                   4,750,362
                                                                          ------------                ------------
Income from operations                                                       9,229,745                  28,105,677

Other income, principally interest                                           1,205,964                   1,151,686
                                                                          ------------                ------------

Income before income taxes and minority interest                            10,435,709                  29,257,363
Provision for income taxes                                                  (3,575,720)                (10,685,532)
Minority interest                                                              167,094                     (25,608)
                                                                          ------------                ------------
Net income                                                                $  7,027,083                $ 18,546,223
                                                                          ============                ============

Basic earnings per share                                                  $       0.17                $       0.45
                                                                          ============                ============
Diluted earnings per share                                                $       0.17                $       0.44
                                                                          ============                ============


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                              For the twenty-four weeks ended
                                                                        ------------------------------------------
                                                                        June 16, 1998               June 17, 1997
                                                                        -------------               --------------
Net sales                                                               $294,537,013               $ 263,615,496
Costs and expenses:
    Costs of sales                                                       110,662,413                  92,790,743
    Restaurant operating expenses                                        123,135,508                  92,331,567
    Depreciation and amortization                                         17,144,920                  13,158,719
                                                                        ------------                ------------
Restaurant costs and expenses                                            250,942,841                 198,281,029
                                                                        ------------                ------------
Restaurant operating income                                               43,594,172                  65,334,467
General and administrative expenses                                       13,031,284                   9,393,750
                                                                        ------------                ------------
Income from operations                                                    30,562,888                  55,940,717

Other income, principally interest                                         2,743,844                   2,137,833
                                                                        ------------                ------------

Income before income taxes and minority interest                          33,306,732                  58,078,550
Provision for income taxes                                               (11,652,838)                (21,288,320)
Minority interest                                                             84,601                     (40,491)
                                                                        ------------                ------------
Net income                                                              $ 21,738,495               $  36,749,739
                                                                        ============                ============

Basic earnings per share                                                $       0.53               $        0.90
                                                                        ============                ============
Diluted earnings per share                                              $       0.53               $        0.88
                                                                        ============                ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the twenty-four weeks ended
                                                                                 -------------------------------------------
                                                                                 June 16, 1998                 June 17, 1997
                                                                                 -------------                 -------------
  Cash flows from operating activities:
   Net income                                                                    $ 21,738,495                  $ 36,749,739
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                17,331,272                    13,289,044
      Net change in operating assets and liabilities:
       Change in operating assets                                                  (3,110,578)                  (10,686,308)
       Change in operating liabilities                                            (12,353,238)                   (3,428,246)
                                                                                  -----------                   -----------
         Net cash provided by operating activities                                 23,605,951                    35,924,229

  Cash flows from investing activities:
   Purchases of property and equipment                                            (32,504,131)                  (40,612,780)
   Other                                                                             (428,483)                   (3,248,727)
                                                                                  -----------                   -----------
         Net cash used in investing activities                                    (32,932,614)                  (43,861,507)

  Cash flows from financing activities:
   Net proceeds from issuance of common stock                                         996,714                     5,269,433
   Repurchase of Common Stock                                                     (24,958,910)                           -
                                                                                  -----------                   -----------
         Net cash provided by (used in) financing activities                      (23,962,196)                    5,269,433

  Effect of exchange rate on cash                                                    (264,384)                      397,220
                                                                                    -----------                 -----------

         Net decrease in cash and cash equivalents                                (33,553,243)                   (2,270,625)

  Cash and cash equivalents at beginning of period                                135,996,996                   150,721,286
                                                                                  -----------                   -----------
  Cash and cash equivalents at end of period                                     $102,443,753                  $148,450,661
                                                                                  ===========                   ===========

  Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                    $ 16,662,821                  $ 25,820,925


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twenty-four weeks ended June 16, 1998, are not necessarily indicative of the results to be expected for the full year ending December 29, 1998. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K.

2.    Stock Options

      During the twenty-four week period ended June 16, 1998, the Company granted stock options for 192,884 shares of Common Stock at exercise prices ranging from $16.88 to $23.13 per share pursuant to its 1992 stock option plan for employees.

3.    Earnings Per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of weighted average shares outstanding for the twelve week period ended June 16, 1998 and June 17, 1997 were 40,780,064 and 40,990,069, respectively. The number of weighted average shares outstanding for the twenty-four week period ended June 16, 1998 and June 17, 1997 were 40,972,546 and 40,915,203, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended June 16, 1998, and June 17, 1997, was 41,059,632 and 41,982,331,
respectively. The number of shares resulting from this computation of diluted earnings per share for the twenty-four weeks ended June 16, 1998, and June 17, 1997, was 41,323,401 and 41,604,705, respectively.

4.    Recently Issued Accounting Standards

      The Accounting Standards Executive Committee recently issued Statement of Position 98-5, Reporting on Costs of Start-up Activities which will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

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

      During the twelve weeks ended June 16, 1998 and June 17, 1997, total comprehensive income amounted to $(719,095) and $19,182,070, respectively.

      During the twenty-four weeks ended June 16, 1998 and June 17, 1997, total comprehensive income amounted to $15,748,374 and $37,146,959, respectively.

5.    Treasury Stock

      Pursuant to authorization by the Company's Board of Directors, the Company purchased 1,490,000 shares of its Common Stock during the twenty-four week period ended June 16, 1998 at an average price of $16.75 per share. The Company is accounting for this repurchase using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the stock account and the excess of cost over par value is charged to paid in capital.

      As of June 16, 1998, the Board of Directors had authorized the purchase of up to 2 million shares of the Company's Common Stock.

      Subsequent to June 16, 1998, the Board of Directors authorized purchasing up to 10% of the then remaining outstanding shares of Common Stock, totaling approximately 4 million additional shares.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

      The Company has maintained rapid expansion over the past three fiscal years during which it opened 45 domestic restaurants in 1995, 45 restaurants in 1996 and 60 restaurants in 1997. The Company is slowing its development of Lone Star Steakhouse & Saloon restaurants and expects to open up to 20 locations in the fiscal year ended December 29, 1998. All units are expected to be Company-owned and operated. As of June 16, 1998, the Company has opened two of the 1998 development restaurants.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

       The Company is continuing to develop its upscale steakhouse concepts. The Company is currently operating three Del Frisco's Double Eagle Steak House restaurants where the check average is approximately $65. The Company has one additional Del Frisco's Double Eagle Steak House restaurant with approximately 16,000 square feet of space in Rockefeller Plaza in New York City under construction which it expects to open in the fourth quarter of 1998.

      The Company operates a second upscale steak restaurant concept, Sullivan's Steakhouse, where the average check per customer is approximately $50. The Company is operating six Sullivan's Steakhouse restaurants and expects to develop three to five additional Sullivan's Steakhouse restaurants in 1998.

      Internationally, the Company, through a joint venture, operates 38 Lone Star Steakhouse & Saloon restaurants in Australia, five of which opened this year, and expects to open an additional three to five units in 1998.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:


                                                                        Twelve weeks ended (1)          Twenty-four weeks ended
                                                                         June 16,     June 17,         June 16,           June 17,
                                                                           1998         1997            1998               1997
                                                                           ----         ----            ----               ----
                                                                                           (dollars in thousands)

Income Statement Data:
      Net Sales                                                         100.0%          100.0%         100.0%              100.0%
      Costs and expenses:
            Costs of sales............................................   37.9            35.1           37.6                35.2
            Restaurant operating expenses.............................   44.0            35.2           41.8                35.0
            Depreciation and amortization.............................    6.0             5.1            5.8                 5.0
                                                                        -----           -----          -----               -----

                 Restaurant costs and expenses........................   88.1            75.4           85.2                75.2
                                                                        -----           -----          -----               -----

      Restaurant operating income.....................................   11.9            24.6           14.8                24.8
      General and administrative expenses.............................    5.4             3.6            4.4                 3.6
                                                                        -----           -----          -----               -----
      Income from operations..........................................    6.6            21.0           10.4                21.2
      Other income, principally interest and minority interest........     .9              .9             .9                  .8
                                                                        -----           -----          -----               -----

      Income before provision for income taxes .......................    7.5            21.9           11.3                22.0
      Provision for income taxes......................................    2.5             8.0            3.9                 8.1
                                                                        -----           -----          -----               -----
      Net income .....................................................    5.0%           13.9%           7.4%               13.9%
                                                                        =====           =====          =====               =====


Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)          $1,945          $2,344         $2,044              $2,374
      Number of restaurants at end of the period                          316             255            316                 255


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

                       LONE STAR STEAKHOUSE & SALOON, INC.

Twelve Weeks Ended June 16, 1998 Compared to Twelve Weeks Ended June 17, 1997

      Net sales increased $7,663,000 (5.7%) to $141,023,000 for the twelve weeks ended June 16, 1998, compared to $133,360,000 for the twelve weeks ended June 17, 1997, mostly attributable to $18,234,000 in sales from the 43 new domestic Lone Star restaurants opened since June 1997, additional sales from the three Sullivan's restaurants opened since June 1997 and sales from the 15 additional units opened in the Australian joint venture. The increase was partially offset by an 11.2% decrease in same-store sales which resulted from lower customer counts during the quarter while guest check averages remained consistent.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 37.9% from 35.1% due to higher beef and produce prices, and the higher cost of sales of new entree's introduced in the fourth quarter of 1997. Since September, 1997, the Company has not purchased beef under contracted prices, although there may be a possibility of contracting prices in the future.

      Restaurant operating expenses for the twelve weeks ended June 16, 1998, increased $15,294,000 (32.6%) from $46,942,000 in the twelve weeks ended June 17, 1997, to $62,236,000, and increased as a percentage of net sales from 35.2% to 44.1%. This increase is attributable to higher labor costs and higher costs for building and equipment maintenance on the domestic Lone Star restaurants and higher labor and occupancy costs in the Australian units, and the effect of fixed cost components on lower average restaurant sales.

      Depreciation and amortization increased $1,793,000 (26.6%) in the twelve weeks ended June 16, 1998, over the twelve weeks ended June 17, 1997, and increased as a percentage of net sales from 5.1% to 6.0%. The additional fixed assets and capitalized pre-opening expenses for 46 new restaurants opened domestically as well as 15 restaurants opened in Australia since June 1997 increased the depreciation and amortization for the second quarter of 1998 over the prior year.

      General and administrative expenses for the twelve weeks ended June 16, 1998, increased $2,839,000 (59.8%) from the comparable period in 1997, primarily due to additional multi-unit managers and increased travel expenses associated with the recertification process and training materials for the management teams of all domestic Lone Star locations.

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

      Other income, principally interest, for the twelve weeks ended June 16, 1998, was $1,206,000, a $54,000 increase from the comparable period in 1997, reflecting an increase in interest income from the investment of the net proceeds of the 1996 public offering.

      The effective income tax rates for the twelve weeks ended June 16, 1998, and the twelve weeks ended June 17, 1997 were 33.7% and 36.6%, respectively. The decrease in the rate is primarily due to a reduction in the tax liability in certain states and a higher proportion of tax exempt income (primarily interest) to total income.

                       LONE STAR STEAKHOUSE & SALOON, INC.

Twenty-four Weeks Ended June 16, 1998 Compared to Twenty-four Weeks Ended June 17, 1997

      Net  sales  increased   $30,922,000   (11.7%)  to  $294,537,000   for  the
twenty-four weeks ended June 16, 1998, compared to $263,615,000 for the twenty-four weeks ended June 17, 1997, mostly attributable to $39,768,000 in sales from the 43 new domestic Lone Star restaurants opened since June 1997, additional sales from the three Sullivan's restaurants opened since June 1997 and sales from the 15 additional units opened in the Australian joint venture. The increase was partially offset by a 8.2% decrease in same-store sales which resulted from lower customer counts during the period while guest check averages remained consistent.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 37.6% from 35.2% due to higher beef and produce prices, and the higher cost of sales of new entree's introduced in the fourth quarter of 1997. Since September, 1997, the Company has not purchased beef under contracted prices, although there may be a possibility of contracting prices in the future.

      Restaurant operating expenses for the twenty-four weeks ended June 16, 1998 increased $30,804,000 (33.4%) from $92,332,000 in the twenty-four weeks ended June 17, 1997, to $123,136,000, and increased as a percentage of net sales from 35.0% to 41.8%. This increase is attributable to higher labor costs and higher costs for building and equipment maintenance on the domestic Lone Star restaurants and higher labor and occupancy costs in the Australian units, and the effect of fixed cost components on lower average restaurant sales.

      Depreciation and amortization increased $3,986,000 (30.3%) in the twenty-four weeks ended June 16, 1998, over the twenty-four weeks ended June 17, 1997, and increased as a percentage of net sales from 5.0% to 5.8%. The additional fixed assets and capitalized pre-opening expenses for 46 new restaurants opened domestically as well as 15 restaurants opened in Australia since June 1997 increased the depreciation and amortization for the second quarter of 1998 over the prior year.

      General and administrative expenses for the twenty-four weeks ended June 16, 1998 increased $3,638,000 (38.7%) from the comparable period in 1997, primarily due to additional personnel at the multi-unit management level and increased travel expenses associated with the recertification process and training materials for the management teams of all domestic Lone Star locations.

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

      Other income, principally interest, for the twenty-four weeks ended June 16, 1998, was $2,744,000, a $606,000 increase from the comparable period in 1997, reflecting an increase in interest income from the investment of the net proceeds of the 1996 public offering.

      The effective income tax rates for the twenty-four weeks ended June 16, 1998, and the twenty-four weeks ended June 17, 1997, were 34.9% and 36.7%, respectively. The decrease in the rate is primarily due to a reduction in the tax liability in certain states and a higher proportion of tax exempt income (primarily interest) to total income.

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

Forward looking statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements contained in the report will prove to be accurate.

Year 2000 Compliance

      The Company currently believes its essential processes, systems and business functions will be ready for the millennium transition and is taking the necessary steps to accomplish this objective. The Year 2000 issue is not anticipated to have a material impact on the Company's results of operations, financial position or its cash flows.

                       LONE STAR STEAKHOUSE & SALOON, INC.



Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows for each of:


                                                                  Twenty-four weeks ended
                                                                June 16,           June 17,
                                                                  1998               1997
                                                           ----------------       -----------
Net cash provided by operating activities.............    $   23,605,951       $  35,924,229
Net cash used in investment activities................       (32,932,614)        (43,861,507)
Net cash provided (used) by financing
      activities......................................       (23,962,196)          5,269,433
Effect of exchange rate on cash.......................          (264,384)            397,220
Net decrease in cash..................................       (33,553,243)         (2,270,625)

During the twenty-four week period ended June 16, 1998, the Company's investment in property and equipment was $32,504,131.

      The Company has opened 241 restaurants in the past five fiscal years of which 60 opened in 1997 and an additional 3 opened during the twenty-four weeks ended June 16, 1998. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At June 16, 1998, the Company had $102,444,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of June 16, 1998, the Company has acquired 14 sites, and has entered into four lease agreements for future development. In addition, the Company had entered into a commitment to purchase one additional site. The Company was also actively negotiating to purchase or lease 29 additional sites. The Company expects to expend approximately $55,000,000 to open new restaurants through the remainder of fiscal 1998.

                       LONE STAR STEAKHOUSE & SALOON, INC.


Item 4.  Submission of Matters to a Vote of Stockholders

            On May 27, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the meeting the stockholders elected Jamie B. Coulter to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As to the newly elected Director, there were 34,241,813 votes "For" and 479,639 votes "Withheld" for Jamie B. Coulter. In addition, the stockholders ratified the appointment of Ernst & Young as the Company's independent auditors for the year ending December 29, 1998. As to the ratification of auditors there were 34,535,436 votes "For" 16,695 votes "Against", and 169,321 votes "Abstained."

Item 5.  Other Information

      Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 12, 1999. As to all such matters which the Company does not have notice on or prior to March 12, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

             Exhibits:

              (a) Exhibit 27..................Financial Date Schedule

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

                                        Lone Star Steakhouse & Saloon, Inc.
                                        (Registrant)


Date:                                   /s/ John D. White
                                        --------------------------------
                                        John D. White
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director