Form 10-Q/A
period 1998-07-31
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-08-04
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q/A


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

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                   3

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

      At June 16, 1998, the Company had $102,444,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of June 16, 1998, the Company has acquired 14 sites, and has entered into four lease agreements for future development. In addition, the Company had entered into a commitment to purchase one additional site. On May 11, 1988 the Company announced suspension of future development activities for Lone Star Steakhouse & Saloon Restaurants. Total 1998 development for Lone Star Steakhouse & Saloon restaurants will be approximately twenty (20) units domesticially. The Company expects to expend approximately $55,000,000 to open new restaurants through the remainder of fiscal 1998.

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