Form 10-Q
period 1998-09-08
LONE STAR STEAKHOUSE & SALOON INC
filed 1998-10-26
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                          Commission file number
         September 8, 1998                                    0-19907
         -----------------                                    -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                      48-1109495
             --------                                      ----------
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

           Class                                 Outstanding at October 9, 1998
           -----                                       39,092,967 shares
Common Stock, $.01 par value

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at September 8, 1998 and December 30, 1997                              2

      Condensed Consolidated Statements of Income
      for the twelve weeks ended
      September 8, 1998 and September 9, 1997                                 3

      Condensed Consolidated Statements of Income
      for the thirty-six weeks ended
      September 8, 1998 and September 9, 1997                                 4

      Condensed Consolidated Statements of
      Cash Flows for the thirty-six weeks ended
      September 8, 1998 and September 9, 1997                                 5

      Notes to Condensed Consolidated
      Financial Statements                                                    6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                   8


PART II.  OTHER INFORMATION
---------------------------
Items 1 through 4 have been omitted
since the items are either not applicable or the answer is negative

Item 5.        Other Information                                             14

Item 6.        Exhibits and Reports on Form 8K                               14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                 September 8, 1998    December 30, 1997
                                                                 -----------------    -----------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                     $  93,685,702         $ 135,996,996
    Inventories                                                      12,000,326            10,955,361
    Pre-opening costs - net                                           3,947,356             9,162,642
    Other current assets                                              7,332,484             6,523,785
                                                                    -----------           -----------
         Total current assets                                       116,965,868           162,638,784

Property and equipment, net                                         453,923,634           429,732,586
Intangible and other assets, net                                     27,459,839            28,440,560
                                                                    -----------           -----------
            Total assets                                          $ 598,349,341         $ 620,811,930
                                                                    ===========           ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  10,075,875         $  16,746,604
    Other current liabilities                                        20,687,920            29,118,934
                                                                   ------------          ------------
            Total current liabilities                                30,763,795            45,865,538


Deferred income taxes                                                12,501,693             8,619,262
Other non-current liabilities                                            90,836               158,736
Minority interest                                                          --                  19,927
Stockholders' Equity:
    Preferred stock                                                        --                    --
    Common stock                                                        392,180               411,562
    Additional paid-in capital                                      318,461,282           349,607,732
    Retained earnings                                               248,487,444           223,015,141
    Accumulated other comprehensive loss                            (12,347,889)           (6,885,968)
                                                                   ------------          ------------
            Total stockholders' equity                              554,993,017           566,148,467
                                                                   ------------          ------------
            Total liabilities and stockholders' equity            $ 598,349,341         $ 620,811,930
                                                                   ============          ============


                             See accompanying notes.
                                      - 2 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      For the twelve weeks ended
                                               -----------------------------------------
                                               September 8, 1998    September 9, 1997
                                               -----------------------------------------

Net sales                                         $ 142,156,518       $ 135,302,151
Costs and expenses:
    Costs of sales                                   54,328,627          49,286,935
    Restaurant operating expenses                    67,050,857          51,324,510
    Depreciation and amortization                     7,980,957           6,883,306
                                                   ------------        ------------
Restaurant costs and expenses                       129,360,441         107,494,751
                                                   ------------        ------------
Restaurant operating income                          12,796,077          27,807,400
General and administrative expenses                   8,113,477           5,089,334
                                                   ------------        ------------
Income from operations                                4,682,600          22,718,066

Other income, principally interest                      674,083           1,057,163
                                                   ------------        ------------

Income before income taxes and minority interest      5,356,683          23,775,229
Provision for income taxes                           (1,811,478)         (8,655,179)
Minority interest                                       188,603             (64,954)
                                                   ------------        ------------
Net income                                        $   3,733,808       $  15,055,096
                                                   ============        ============

Basic earnings per share                          $        0.10       $        0.36
                                                   ============        ============
Diluted earnings per share                        $        0.10       $        0.36
                                                   ============        ============


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    For the thirty-six weeks ended
                                                -----------------------------------------
                                                 September 8, 1998   September 9, 1997
                                                -----------------------------------------

Net sales                                         $ 436,693,531       $ 398,917,647
Costs and expenses:
    Costs of sales                                  164,991,040         142,077,678
    Restaurant operating expenses                   190,186,365         143,656,077
    Depreciation and amortization                    25,125,877          20,042,025
                                                   ------------        ------------
Restaurant costs and expenses                       380,303,282         305,775,780
                                                   ------------        ------------
Restaurant operating income                          56,390,249          93,141,867
General and administrative expenses                  21,144,761          14,483,084
                                                   ------------        ------------
Income from operations                               35,245,488          78,658,783

Other income, principally interest                    3,417,927           3,194,996
                                                   ------------        ------------

Income before income taxes and minority interest     38,663,415          81,853,779
Provision for income taxes                          (13,464,316)        (29,943,499
Minority interest                                       273,204            (105,445)
                                                   ------------        ------------
Net income                                        $  25,472,303       $  51,804,835
                                                   ============        ============

Basic earnings per share                          $        0.63       $        1.26
                                                   ============        ============
Diluted earnings per share                        $        0.63       $        1.24
                                                   ============        ============

                             See accompanying notes.
                                      - 4 -

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              For the thirty-six weeks ended
                                                       ----------------------------------------------
                                                        September 8, 1998      September 9, 1997
                                                       ----------------------------------------------

Cash flows from operating activities:
Net income                                                 $  25,472,303       $  51,804,835
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              25,405,405          20,328,094
   Net change in operating assets and liabilities:
    Change in operating assets                                (2,788,828)        (12,395,606)
    Change in operating liabilities                          (11,287,212           3,261,147
                                                             -----------         -----------
      Net cash provided by operating activities               36,801,668          62,998,470


                                                             (46,321,618)        (65,421,353)
                                                              (1,585,792)         (3,974,316)
                                                             -----------         -----------
      Net cash used in investing activities                  (47,907,410)        (69,395,669)


                                                                 996,682           6,193,008
                                                             (32,162,514)               --
                                                             -----------         -----------
      Net cash provided by (used in) financing activities    (31,165,832)          6,193,008

                                                                 (39,720)            144,092
                                                             -----------         -----------

      Net decrease in cash and cash equivalents              (42,311,294)            (60,099)

                                                             135,996,996         150,721,286
                                                             -----------         -----------
                                                           $  93,685,702       $ 150,661,187
                                                             ===========         ===========


                                                           $  16,776,032       $  26,295,941






                             See accompanying notes.
                                      - 5 -

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation


      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the thirty-six weeks ended September 8, 1998, are not necessarily indicative of the results to be expected for the full year ending December 29, 1998. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1997 Form 10-K.


2.    Stock Options

      During the thirty-six week period ended September 8, 1998, the Company granted stock options for 311,864 shares of Common Stock at exercise prices ranging from $10.44 to $23.13 per share pursuant to its 1992 stock option plan for employees.


3.    Earnings Per Share


      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. The number of weighted average shares outstanding for the twelve week period ended September 8, 1998 and September 9, 1997 was 39,236,003 and 41,064,372, respectively. The number of weighted average shares outstanding for the thirty-six week period ended September 8, 1998 and September 9, 1997 was 40,393,698 and 40,964,926, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended September 8, 1998, and September 9, 1997, was 39,255,090 and 41,882,374, respectively. The number of shares resulting from this computation of diluted earnings per share for the thirty-six weeks ended September 8, 1998, and September 9, 1997, was 40,429,716 and 41,741,169,
respectively.

4.    Recently Issued Accounting Financial Standards

   The Accounting Standards Executive Committee recently issued Statement of Position 98-5, Reporting on Costs of Start-up Activities which will require the Company to expense start-up costs, including organizational costs, as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APBO No. 20, Accounting Changes, during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's pre-opening costs. A resulting benefit of this change is the discontinuance of amortization expense in subsequent periods.

5. Comprehensive Income

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

       During the twelve weeks ended September 8, 1998 and September 9, 1997, total comprehensive income totaled amounted to $4,262,008 and $14,801,968, respectively.

       During the thirty-six weeks ended September 8, 1998 and September 9, 1997, total comprehensive income totaled to $20,010,382 and $51,660,743, respectively.

6.    Stock Purchase

      Pursuant to authorization by the Company's Board of Directors, the Company purchased 2,000,000 shares of its Common Stock during the thirty-six week period ended September 8, 1998 at an average price of $16.08 per share. The Company is accounting for this purchase using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the stock account and the excess of cost over par value is charged to paid in capital.

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

      The Company has maintained rapid expansion over the past three fiscal years during which it opened 45 domestic restaurants in 1995, 45 restaurants in 1996 and 60 restaurants in 1997. The Company is slowing its development of Lone Star Steakhouse & Saloon restaurants and expects to open up to 20 locations in the fiscal year ended December 29, 1998. All units are expected to be Company-owned and operated. As of September 8, 1998, the Company has opened two domestic restaurants in 1998. A director of the Company operates three Lone Star restaurants under license from the Company, one in Guam and two in California.

      Pre-opening costs include labor costs, costs of hiring and training personnel and certain other costs relating to opening new restaurants, and are capitalized and amortized over a 12 month period, beginning in the period that the restaurants open.

       The Company is continuing to develop its upscale steakhouse concepts. The Company is currently operating three Del Frisco's Double Eagle Steak House restaurants. The Company has one additional Del Frisco's Double Eagle Steak House restaurant with approximately 16,000 square feet of space in Rockefeller Plaza in New York City under construction which is expected to open in the first quarter of 1999. The Company also has a Del Frisco's licensee in Orlando, Florida.

      The Company operates a second upscale steak restaurant concept, Sullivan's Steakhouse. The Company is operating eight Sullivan's Steakhouse restaurants and expects to develop two or three additional Sullivan's Steakhouse restaurants in 1998. As of September 8, the Company has opened two domestic Sullivan's restaurants in 1998.


       Internationally, the Company, through a joint venture, operates 39 Lone Star Steakhouse & Saloon restaurants in Australia, six of which opened this year, and expects to open one additional restaurant in 1998.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data:

                                                                          Twelve weeks ended (1)        Thirty-six weeks ended
                                                                        September 8,  September 9,     September 8,   September 9,
                                                                           1998           1997            1998           1997


Income Statement Data:
      Net sales                                                          100.0%         100.0%           100.0%         100.0%
      Costs and expenses:
            Costs of sales.............................................    38.2           36.4             37.8           35.7
            Restaurant operating expenses..............................    47.2           37.9             43.6           36.0
            Depreciation and amortization..............................     5.6            5.1              5.8            5.0


                 Restaurant costs and expenses.........................    91.0           79.4             87.1           76.7


      Restaurant operating income......................................     9.0           20.6             12.9           23.3
      General and administrative expenses..............................     5.7            3.8              4.8            3.6


      Income from operations...........................................     3.3           16.8              8.1           19.7
      Other income, principally interest and minority interest.........      .5             .7               .8             .8


      Income before provision for income taxes ........................     3.8           17.5              8.9           20.5
      Provision for income taxes.......................................     1.3            6.4              3.1            7.5


      Net income ......................................................    2.6%          11.1%             5.8%          13.0%


Restaurant Operating Data: (Dollars in thousands)
      Average sales per restaurant on an annualized basis (2)            $1,955         $2,240           $2,031         $2,328
      Number of restaurants at end of the period                            318            274             318             274


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

                       LONE STAR STEAKHOUSE & SALOON, INC.

Twelve Weeks Ended September 8, 1998 Compared to Twelve Weeks Ended September 9, 1997

      Net sales increased $6,854,000 (5.1%) to $142,156,518 for the twelve weeks ended September 8, 1998, compared to $135,302,000 for the twelve weeks ended September 9, 1997, mostly attributable to $14,353,000 in sales from the 28 new domestic Lone Star restaurants opened since September 1997, additional sales from the four Sullivan's restaurants opened since September 1997 and sales from the 11 additional units opened in the Australian joint venture. The increase was partially offset by a 7.7% decrease in same-store sales which resulted from lower customer counts during the quarter while guest check averages remained consistent.

       Costs of sales, primarily food and beverages, increased as a percentage of sales to 38.2% from 36.4% due to higher beef and produce prices, and the higher cost of sales of new entree's introduced in the fourth quarter of 1997.

      Restaurant operating expenses for the twelve weeks ended September 8, 1998, increased $15,726,000 (30.6%) from $51,325,000 in the twelve weeks ended September 9, 1997, to $67,051,000, and increased as a percentage of net sales from 37.9% to 47.2%. This increase is attributable to higher labor costs, higher costs for building and equipment maintenance on the domestic Lone Star restaurants, higher advertising costs associated with the national advertising campaign and higher labor and occupancy costs in the Australian units, as well as the effect of fixed cost components on lower average restaurant sales.

      Depreciation and amortization increased $1,098,000 (15.9%) in the twelve weeks ended September 8, 1998, over the twelve weeks ended September 9, 1997, and increased as a percentage of net sales from 5.1% to 5.6%. The additional fixed assets and capitalized pre-opening expenses for 32 new restaurants opened domestically as well as 11 restaurants opened in Australia since September 1997 increased the depreciation and amortization for the third quarter of 1998 over the prior year.

      General and administrative expenses for the twelve weeks ended September 8, 1998, increased $3,024,000 (59.4%) from the comparable period in 1997, primarily due to increased travel expenses associated with additional multi-unit managers and production costs for the Company's national advertising campaign.

       Certain accounting and administrative services have been contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provided for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $2,010,000, plus an additional fee of $440 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 30, 1997. The service agreement was renewed for fiscal 1998 with the fixed annual charge increasing to $3,737,000 and the per restaurant, per accounting period fee increasing to $466. On October 19, 1998, the Company purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc., for a purchase price of $10.5 million. As a result of the Agreement, the Company will internally provide the accounting and administrative services to the Company which had been provided by Coulter Enterprises, Inc. See Item 5 -- Other Information.

      Other income, principally interest, for the twelve weeks ended September 8, 1998, was $674,000, a $383,000 decrease from the comparable period in 1997, reflecting a decrease in invested funds earning interest that were used to purchase 2,000,000 shares of the Company's common stock.

      The effective income tax rates for the twelve weeks ended September 8, 1998, and the twelve weeks ended September 9, 1997 were 32.7% and 36.5%, respectively. The decrease in the rate is primarily due to the effect of the tips tax credit on lower pre-tax earnings and a higher proportion of tax exempt income (primarily interest) to taxable income.

                       LONE STAR STEAKHOUSE & SALOON, INC.

Thirty-six Weeks Ended September 8, 1998 Compared to Thirty-six Weeks Ended September 9, 1997

      Net sales increased $37,776,000 (9.5%) to $436,694,000 for the thirty-six weeks ended September 8, 1998, compared to $398,918,000 for the thirty-six weeks ended September 9, 1997, mostly attributable to $41,684,000 in sales from the 28 new domestic Lone Star restaurants opened since September 1997, additional sales from the four Sullivan's restaurants opened since September 1997 and sales from the 11 additional units opened in the Australian joint venture. The increase was partially offset by a 8.2% decrease in same-store sales which resulted from lower customer counts during the period while guest check averages remained consistent.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 37.8% from 35.7% due to higher beef and produce prices, and the higher cost of sales of new entree's introduced in the fourth quarter of 1997. Since September, 1997, the Company has not purchased beef under contracted prices, although there may be a possibility of contracting prices in the future.

      Restaurant operating expenses for the thirty-six weeks ended September 8, 1998 increased $46,530,000 (32.4%) from $143,656,000 in the thirty-six weeks ended September 9, 1997, to $190,186,000, and increased as a percentage of net sales from 36.0% to 43.6%. This increase is attributable to higher labor costs, higher costs for building and equipment maintenance on the domestic Lone Star restaurants, higher advertising costs associated with the national advertising campaign and higher labor and occupancy costs in the Australian units, as well as the effect of fixed cost components on lower average restaurant sales.

      Depreciation and amortization increased $5,084,000 (25.4%) in the thirty-six weeks ended September 8, 1998, over the thirty-six weeks ended September 9, 1997, and increased as a percentage of net sales from 5.0% to 5.8%. The additional fixed assets and capitalized pre-opening expenses for 32 new restaurants opened domestically as well as 11 restaurants opened in Australia since September 1997 increased the depreciation and amortization for the third quarter of 1998 over the prior year.

      General and administrative expenses for the thirty-six weeks ended September 8, 1998 increased $6,662,000 (46.0%) from the comparable period in 1997, primarily due to additional personnel at the multi-unit management level, increased travel expenses associated with the recertification process and training materials for the management teams of all domestic Lone Star locations and production costs for the Company's national advertising campaign.

       Certain accounting and administrative services have been contracted from Coulter Enterprises, Inc., a restaurant management services company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provided for specified accounting and administration services to be provided on a cost pass-through basis under which the Company paid a fixed annual charge of $2,010,000, plus an additional fee of $440 per restaurant per 28-day accounting period and reimbursement of out-of-pocket costs and expenses during the fiscal year ended December 30, 1997. The service agreement was renewed for fiscal 1998 with the fixed annual charge increasing to $3,737,000 and the per restaurant, per accounting period fee increasing to $466. On October 19, 1998, the Company purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc., for a purchase price of $10.5 million. As a result of the Agreement, the Company will internally provide the accounting and administrative services to the Company which had been provided by Coulter Enterprises, Inc. See Item 5 -- Other Information.

      The effective income tax rates for the thirty-six weeks ended September 8, 1998, and the thirty-six weeks ended September 9, 1997, were 34.6% and 36.6%, respectively. The decrease in the rate is primarily due to the effect of the tips tax credit on lower pre-tax earnings and a higher proportion of tax exempt income (primarily interest) to taxable income.

                       LONE STAR STEAKHOUSE & SALOON, INC.

Impact of inflation

      The primary inflationary factors affecting the Company's operations include food and labor costs. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. Since the majority of personnel are tipped employees, minimum wage changes have had little effect on labor costs. To date, inflation has not had a material impact on operating margins. Recently Issued Accounting Financial Standards

1. In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. This Statement is effective for Financial Statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This Statement need not be applied to interim periods in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in Financial Statements for interim periods in the second year of application.

2. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for fiscal years beginning after June 15, 1999. As of June 30, 1998 the Company does not have any derivative instruments.

Year 2000 Compliance

      Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

      The Company has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary. The Company believes that the majority of its major systems are Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to have a material adverse effect on the Company's financial position or results of operations.

      The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

       The Company receives representations and warranties from vendors of all new hardware and software that such systems are Year 2000 compliant. See Liquidity and Capital Resources.

                       LONE STAR STEAKHOUSE & SALOON, INC.

Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows for each of:

                                                      Thirty-six weeks ended
                                                  September 8,     September  9,
                                                      1998              1997
                                                  -------------     -----------
Net cash provided by operating activities ....    $ 36,801,668     $ 62,998,470
Net cash used in investment activities .......     (47,907,410)     (69,395,669)
Net cash provided by (used in) financing
      activities .............................     (31,165,832)       6,193,008
Effect of exchange rate on cash ..............         (39,720)         144,092
Net decrease in cash .........................     (42,311,294)         (60,099)

During the thirty-six week period ended September 8, 1998, the Company's investment in property and equipment was $46,322,000.

      The Company has opened 245 restaurants in the past five fiscal years of which 60 opened in 1997 and an additional 9 opened during the thirty-six weeks ended September 8, 1998. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

       At September 8, 1998, the Company had $93,686,000 in cash and cash equivalents. On October 19, 1998, the Company purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc. for a purchase price of $10.5 million. See Item 5 -- Other Information. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. As of September 8, 1998, the Company has acquired 8 sites, and has entered into 4 lease agreements for future development. In addition, the Company had entered into a commitment to purchase 6 additional sites. On May 11, 1998 the Company announced suspension of future development activities for Lone Star Steakhouse & Saloon restaurants. Total 1998 development for Lone Star Steakhouse & Saloon restaurants will be approximately twenty (20) units domestically. The Company expects to expend approximately $20,000,000 to open new restaurants through the remainder of fiscal 1998.

      The Company is in the process of installing sophisticated Point-of-Sale devices in all of the Lone Star Steakhouse and Saloon restaurants. Additionally, the Company is converting to a database management system in order to enhance management's ability to process and analyze the data provided by the Point-of-Sale systems. The Company expects these systems to be fully implemented by mid 1999. These expenditures are expected to total approximately $13,000,000.

                       LONE STAR STEAKHOUSE & SALOON, INC.

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


Item 5.  Other Information

      On October 19, 1998, the Company purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc., a restaurant management services company owned by Jamie B. Coulter, for a purchase price of $10.5 million. As a result of the Agreement, the Company will internally provide the accounting and administrative services to the Company which had been provided by Coulter Enterprises, Inc. The acquisition was approved by the independent directors of the Company. The Company also engaged Houlihan, Lokey, Howard & Zukin Financial Advisors, Inc. who rendered an opinion that the consideration paid by the Company in connection with the transaction is fair to the Company and its stockholders from a financial point of view.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:
            (a) Exhibit 10.9.................Agreement, dated October 19, 1998, between LS  Management,  Inc.,  a
                                             wholly-owned  subsidiary  of Lone
                                             Star Steakhouse and Saloon,  Inc.
                                             and Coulter Enterprises, Inc.

            (b) Exhibit 27...................Financial Data Schedule

            (c) Forms on 8-K.................None

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

                                     Lone Star Steakhouse & Saloon, Inc.
                                      (Registrant)

Date:   October 23, 1998             /s/ John D. White
                                     -------------------
                                     Chief Financial and Principal Accounting
                                     Officer, Executive Vice President,
                                     Treasurer and Director