Form 10-K
period 1998-12-29
LONE STAR STEAKHOUSE & SALOON INC
filed 1999-03-30
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934           [FEE REQUIRED]

               For the fiscal year ended DECEMBER 29, 1998


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

                          Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

        As of March 23, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $342,459,575. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

        As of March 23, 1999, there were 35,812,766 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS


ITEM                                                                       PAGE

                                     PART I

 1.      Business..............................................................3
 2.      Properties...........................................................15
 3.      Legal Proceedings....................................................15
 4.      Submission of Matters to a Vote of Security Holders..................15

                                     PART II

 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters............................................16
 6.      Selected Financial Data..............................................17
 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................25
 7.a.    Quantitative and Qualitative Disclosures about Market Risk...........25
 8.      Financial Statements and Supplementary Data..........................26
 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................26

                                    PART III

10.      Directors and Executive Officers of the Registrant...................26
11.      Executive Compensation...............................................26
12.      Security Ownership of Certain Beneficial
               Owners and Management..........................................26
13.      Certain Relationships and Related Transactions.......................26

                                     PART IV

  14.      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K............................................27
           Signatures.........................................................29

                                     PART I
ITEM 1. BUSINESS

BACKGROUND

        As of March 23, 1999, Lone Star Steakhouse & Saloon, Inc. ("the Company") owned and operated a chain of 267 mid-priced, full service, casual dining restaurants located in the United States which operate under the trade name Lone Star Steakhouse and Saloon ("Lone Star" or "Lone Star Steakhouse & Saloon"), and fifteen upscale steakhouse restaurants, three operating as Del Frisco's Double Eagle Steak House restaurants and twelve operating as Sullivan's Steakhouse restaurants. The Lone Star restaurants embrace a Texas-style concept featuring Texas artifacts and music and serve mesquite grilled steaks, ribs, chicken and fish. Internationally, the Company owns a 65% interest in a joint venture, (the "Australian Joint Venture"), which operates 40 Lone Star Steakhouse & Saloon restaurants.

        In 1998 the United States Department of Agriculture estimated the average annual per capita consumption of beef to be 64 pounds, up slightly more than 1% from 1997. Steak continues to be one of the most frequently ordered dinner entrees at restaurants. Company management believes the limited menu of its restaurants, which concentrates primarily on high quality USDA choice-graded steaks, and the appeal of its "Texas Roadhouse" ambiance, distinguishes the Lone Star restaurants and provides the Company with a competitive advantage.

        During 1998, the Company opened two new domestic Lone Star restaurants and the Australian Joint Venture opened six. In addition, the Company's licensee in California opened two restaurants.

        In May 1998, the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998 the Company completed remodel/construction of twelve additional restaurants (including one that was damaged by fire and rebuilt), but the Company elected not to open the restaurants pending completion of certain operations improvement initiatives currently in process. The Company anticipates opening all twelve restaurants in 1999.

        In 1995, the Company formulated a strategy to become "The Steak Company" and developed, a market niche approach to exploit this opportunity. In support of this strategy in September 1995, the Company acquired the intellectual property rights, marks and trade name of Del Frisco's Double Eagle Steak House restaurant ("Del Frisco's"), the existing Del Frisco's restaurant located in Dallas, Texas, and a Del Frisco's restaurant under construction in Fort Worth, Texas (the "Del Frisco's Acquisition"). The Fort Worth location opened in April of 1996 and the third Del Frisco's restaurant opened in Denver, Colorado in January of 1997. The average check per customer for the Del Frisco's concept is approximately $60. See "Expansion into Upscale Markets" for a description of the Del Frisco's Acquisition.

        The Company developed another upscale steak restaurant concept which utilizes the trade name Sullivan's Steakhouse ("Sullivan's"). The Company opened two Sullivan's in 1996 and an additional two were opened in 1997. In 1998, new Sullivan's Steakhouse restaurants were opened in the following cities:

        Anchorage, Alaska                 King of Prussia, Pennsylvania
        Dallas, Texas                     Naperville, Illinois
        Charlotte, North Carolina         Houston, Texas

        As of March 23, 1999, the Company had opened two additional Sullivan's restaurants, in Denver, Colorado and in Palm Desert, California. The average check per customer in this segment is approximately $42. See "Expansion into Upscale Market" for a description of the Sullivan's concept.

RESTAURANT CONCEPTS

        Lone Star restaurants are positioned as "destination restaurants" that attract loyal clientele. The Lone Star restaurants embrace a Texas-style concept that features Texas artifacts and country and western music. The authentic "Texas Roadhouse" concept was developed to capitalize on the enduring popularity of Texas related themes. Lone Star is further distinguished by its high quality, USDA choice-graded steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order. A meat counter visible from the dining area enables customers to have the opportunity to view and personally select their own steaks. Meals are generous "Texas-sized" portions and full liquor bar service is available. The exciting and vibrant atmosphere created by the restaurants' "Texas Roadhouse" ambiance includes neon beer signs and specially selected upbeat country western music. The decor includes planked wooden floors, dim lighting, flags and other Texas memorabilia, all of which enhance the casual dining experience and establish a distinct identity. Lone Star restaurants are open seven days a week and most serve both lunch and dinner with an average check per customer for 1998 of approximately $9.50 at lunch and $20 at dinner.

        Del Frisco's is designed to serve a sophisticated clientele, including business related dining occasions. The Del Frisco's concept embraces an elegant and timeless early twentieth century motif. The concept features old ways of cooking, such as master broiling and roasting. Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces, separate dining rooms and soft background music featuring old favorites. All of these elements enhance the dining experience and establish a distinct identity for the Del Frisco's restaurant. Del Frisco's is further distinguished by its high quality, USDA prime-graded steaks which are hand cut in each restaurant. Del Frisco's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $60.

        Sullivan's embraces a Chicago style 1940's steakhouse theme with nostalgic influences that feature jazz and swing music. The bar features live jazz music nightly. The decor includes an open kitchen, separate dining rooms, dark wood paneling, carpeted floors, warm lighting, and white tablecloths. Sullivan's is distinguished by its high quality, Certified Angus BeefTM steaks, chops, and seafood. Sullivan's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $44.

CORPORATE STRATEGY

        The Company's strategy is to position itself as "The Steak Company," operating three distinct steakhouse restaurant concepts. Lone Star Steakhouse & Saloon restaurants emphasize the following strategic elements:

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

        While the Company still believes that it can substantially develop all of its concepts, it has suspended its aggressive growth to focus on the implementation of certain operations improvement initiatives in existing restaurants, which involve the following elements:

       1. Curtailing development of new restaurants, temporarily reducing the need for additional managers.

       2. Focusing on existing Lone Star restaurants in order to improve operational consistency and guest satisfaction.

              o Improving the experience and effectiveness of District Managers and reducing the span of control, permitting them to increase time spent in the restaurants coaching and training personnel.

              o Adding an additional support manager at the unit level, resulting in one General Manager and four support managers:
                    Kitchen Manager, Assistant Kitchen Manager, Service Manager, and Bar Manager.

        3. Improving management and financial systems including implementation of Point of Sale systems in all units, to reduce the manual administrative functions required of management and enables them to focus on guest satisfaction and proper training of staff.

               o Re-implementing the Operations Review Process which occurs every four weeks and brings management together on a regional, district, and unit level to review and discuss operational issues, procedures, best practices and policies.

               o Improving the labor matrix which tracks all positions at the unit level and allows the Company to monitor the adequacy of staffing and development in all units on a daily basis.

        4.     Improving quality of management.

               o    Substantially  reducing  emphasis from the previous "Promote
                    from  Within  Program",   allowing  the  Company  to  target
                    experienced management with proven multi-unit experience.

               o    Utilizing  executive   recruiters  to  identify  and  screen
                    experienced restaurant managers for consideration.

               o Improving selection, testing and qualifications of potential restaurant and multi-unit management candidates.

         The Company believes that all of its concepts have international development opportunities, however, development in Australia is substantially complete. Until the Company completes the domestic operations improvement initiatives there is no active plan for further international development.

UNIT ECONOMICS

         The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and occupancy costs as a percentage of net sales. The Company's Lone Star restaurants averaged approximately $1.95 million in sales on an annualized basis during 1998, however the current annualized sales rate is approximately $1.82 million. Of the 267 Lone Star restaurants open at March 23, 1999, 102 were leased facilities and had an average cash investment of $1,120,000 and 165 were owned and had an average cost for land acquisition, construction, equipment and pre-opening expenses of $2,065,000.

         The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurant and Sullivan's restaurant will range from $2.5 million to $3.5 million. The Del Frisco's currently under construction in New York City is expected to cost approximately $11 million to complete.

MENU

        The dinner menu at a Lone Star restaurant features a limited selection of high quality, specially seasoned and mesquite grilled steaks, ribs, chicken, fish, shrimp and feature various combinations. All dinners offer a complete meal including salad, bread and butter and a choice of baked potato, baked sweet potato, steak fries or Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon steaks, ribs, soups and salads. Depending on local availability and quality, a fresh fish selection is also offered at lunch and dinner. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 13% of the Company's net sales.

        The menu at Sullivan's features high quality Certified Angus Beef(TM) steaks, chops, seafood and quality side dishes. Sullivan's also features a number of high quality wines and full bar. Alcoholic beverage service accounts for approximately 40% of the restaurants' sales.

         The menu at Del Frisco's features high quality USDA prime-graded steaks, chops, seafood, and quality side dishes. Del Frisco's wine list offers over 300 high quality wines and a full bar. Alcoholic beverage service accounts for approximately 35% of the restaurants' sales.

SITE SELECTION

        The Company believes the site selection process is critical in determining the potential success of a particular restaurant and senior management devotes significant time and resources to analyzing each prospective site. A variety of factors are considered in site selection. Theses include the specific steakhouse concept to be developed, local market demographics, and site visibility. Consideration is given to accessibility and proximity to significant generators of potential customers such as major retailers, retail centers and office complexes, office and hotel concentrations, and entertainment centers (stadiums, arenas, theaters, etc.). The Company also reviews potential competition and attempts to analyze the profitability of other national chain restaurants operating in the area.

        The Company will continue to purchase additional sites in the future, when it is cost effective. The Company utilizes a prototype building for its Lone Star restaurants when it acquires or leases vacant land. Currently, there are 97 prototype units open and six prototype units are completed but not opened. Leases are negotiated generally with initial terms of three to five years, with multiple renewal options. The Company has generally required between 150 and 280 days after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

        Of the three Del Frisco's open as of March 23, 1999, two are owned and one is leased and the Company has entered into lease agreements for two additional Del Frisco's restaurants in New York City and Las Vegas, Nevada. Of the twelve Sullivan's restaurants; eleven are leased and one is owned. The Company has entered into two lease agreements for additional Sullivan's locations and owns one site which is currently under construction.

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

        Lone Star restaurants currently average approximately 5,800 square feet and include a dining area with seating for approximately 220 customers. In addition, a bar area is located adjacent to the dining room primarily to accommodate customers waiting for dining tables or to accommodate overflow. In some restaurants, an outside patio area can provide additional seating. The Company anticipates future Lone Star restaurants will average approximately 5,500 square feet and less in small town markets.

        The original Del Frisco's restaurant in Dallas, Texas is approximately 10,000 square feet and seats approximately 350 persons. In the first quarter of 1998 an extended wine cellar and a cigar bar were added with private dining available in the wine cellar. The Ft. Worth, Texas and Denver, Colorado Del Frisco's restaurants are approximately 8,000 and 12,000 square feet and seat approximately 300 and 360 persons, respectively. In addition, Del Frisco's features a bar area adjacent to the dining room primarily to accommodate customers waiting for tables. Future Del Frisco's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers. The New York City location will be approximately 16,000 square feet and the Las Vegas location will be approximately 11,000 square feet.

        The first Sullivan's restaurant, in Austin, Texas was 7,500 square feet and included a dining area for approximately 180-200 customers. In 1997, this restaurant was expanded by 4,500 square feet to accommodate additional dining and a jazz bar area called "Ringside". The addition provides space for private parties and overflow from the Sullivan's restaurant. This location now seats 320 customers. The "Ringside" concept is also utilized at the Baton Rouge, Louisiana, Dallas and Houston, Texas Sullivan's restaurants. The Sullivan's bar area is separate from the dining room and is designed to be a destination unto itself, featuring live jazz music six nights a week and an upbeat, convivial atmosphere. Future Sullivan's restaurants are planned to be approximately 8,000-9,000 square feet and will include a dining area for approximately 175-200 customers.

EXPANSION STRATEGY - LONE STAR STEAKHOUSE AND SALOON RESTAURANTS

        The Company opened, domestically, 36 restaurants in 1993, 48 restaurants in 1994, 45 restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997, and two in 1998. As of March 23, 1999 the Company had twelve restaurants which have been constructed but will not open for business until such time as operations improvement initiatives have been implemented. However, the Company anticipates that all twelve will open during 1999.

        As of March 23, 1999, the Company had sites for eight additional restaurants, six of which were acquired by purchase and two by lease. The Company does not anticipate that any of the eight sites will be constructed or opened in 1999.

SMALL MARKETS AND EXPANSION OF FOREIGN MARKETS

        In 1997, the Company opened seven Lone Star restaurants in small town markets generally having a population of approximately 35,000 to 40,000 but having a regional trade area draw of between 70,000 and 100,000 people. The Lone Star restaurants in these areas are approximately 4,700 to 5,000 square feet.

        The Company is not pursuing expansion of Lone Star Steakhouse & Saloon business outside the United States at this time. Pursuant to a joint venture arrangement covering Australia and New Zealand (the "Australian Joint Venture"), the Australian Joint Venture owns and operates 40 restaurants. The Company does not plan to open any additional units in Australia in 1999. A licensed Lone Star Steakhouse & Saloon restaurant opened in Guam in mid-1995.

EXPANSION INTO UPSCALE MARKETS

        In September 1995, the Company entered the upscale steakhouse niche by acquiring the intellectual property rights, marks and trade name of Del Frisco's Double Eagle Steak House. The Del Frisco's restaurants are located in Dallas and Ft. Worth, Texas, and Denver, Colorado. The Company also became the licensor of two Del Frisco's restaurants in Houston, Texas and Orlando, Florida. The Company has no plans for future franchising of the Del Frisco's concept. The Company has leased approximately 16,000 square feet of space in Rockefeller Plaza in New York City and will open a Del Frisco's restaurant in early summer of 1999. The Company also expects to open a Del Frisco's restaurant in Las Vegas, Nevada in 1999.

        The Company developed and operates a second upscale steak restaurant concept, Sullivan's Steakhouse, where the average check per customer is approximately $44. The Company opened its first Sullivan's restaurant in May 1996 in Austin, Texas and a second unit in November 1996 in Indianapolis, Indiana. In 1997, two Sullivan's and, in 1998, six Sullivan's were opened. The Company expects to open five or six Sullivan's restaurants in 1999 in the United States.

        While the Company intends to have substantial and increasing presence in the mid-priced, full service, casual dining steakhouse restaurant niche, the Company believes considerable opportunities exist in the upscale steakhouse market. However, the Company has temporarily curtailed the development of its upscale steakhouse concepts and future development will be evaluated on a site-by-site basis with no current commitments to open additional upscale units beyond the two Del Frisco's and three Sullivan's restaurants scheduled to open in 1999.

MARKETING

        Lone Star Steakhouse & Saloon restaurants are "destination location restaurants" that focus on the mid-priced full service casual dining market segments. The Company has relied principally on its commitment to customer service, an excellent price-value relationship and the unique "Texas Roadhouse" ambiance of its restaurants to attract and retain customers. Accordingly, the Company has focused its resources on providing its customers with superior service, value and an exciting and vibrant atmosphere, and has relied primarily on word of mouth to attract new customers. The Company also utilizes radio and billboard advertising to promote its restaurants and build customer awareness. The Company utilizes a similar strategy for its Del Frisco's and Sullivan's restaurants, in addition to various local store marketing efforts. The Company also employs some print and direct mail advertising, and conducts some local restaurant promotions. To create additional Lone Star name recognition and customer identification, the Company sells T-shirts and other items bearing the Lone Star name and logo. In 1998, the Company selected an advertising agency and spent approximately $4,300,000 for a radio and television advertising campaign in markets covering approximately 45% of the domestic Lone Star's. The results were disappointing and the Company does not plan additional expenditures for radio and television advertising until it has completed the operations improvement initiatives in the existing restaurants. (See Restaurant Operations and Management).

RESTAURANT OPERATIONS AND MANAGEMENT

        The Lone Star Steakhouse & Saloon concept has evolved from various steakhouse restaurants that certain of the Company's founders had operated since 1985. In addition, the restaurant operations and management systems are an outgrowth of systems and controls developed by the Company's senior management and successfully used to manage a large number of restaurants located in numerous states. Management utilizes substantially the same operational, financial and management systems for all three steakhouse concepts.

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

        Since 1996, the management team for a typical Lone Star restaurant has consisted of one general manager and three managers. The Company is currently in the process of hiring an additional management position for each of its restaurants, which would bring the management team to one General Manager and four support managers for each restaurant. Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a district manager who reports to a regional manager. Restaurant managers complete an eight-week training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability avoidance and employee relations. Restaurant management is also provided with a proprietary operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with restaurant managers, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified operating targets. Senior management regularly visit Company restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

        The Company utilizes a comprehensive peer review reporting system for its general managers and district managers. Within seven days after the close of each twenty-eight day accounting period, complete financial statements are produced and, subsequently, the district managers and the Company's senior management review operating results for each district. The next week a meeting is arranged during which the general manager of each restaurant reviews the profit and loss statement of the restaurant with a district manager and other general managers who report to the district manager. The participants offer each other feedback on their respective performances and suggest ways of improving operations. The Company believes the peer review system enables each general manager to benefit from the collective experience of all of the Company's management.

        The Company believes customer service and satisfaction are keys to the success of restaurant operations. The Company's commitment to customer service and satisfaction is evidenced by several Company practices and policies, including periodic visits by restaurant management to customers' tables, active involvement of restaurant management in responding to customer comments, and assigning wait persons to a limited number of tables, generally three for dinner and four for lunch. Teamwork is emphasized through a runner system for delivering food to the tables that is designed to serve customers in an efficient and timely manner.

        Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of a restaurant manager. Management strives to instill enthusiasm and dedication in its employees and to create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.

        During 1998, the Company completed a recertification training program to re-train the regional, district, and general managers. The Company believes this re-training will help maintain and enhance management congruence and re-emphasize the Company's dedication to superior service, food quality, and operating performance.

        In May 1998, the Company reduced the span of control for its District Managers and the number of District Managers was increased from eleven to twenty three. In addition, the Company has improved its processes for selecting and training for the District Manager position.

PURCHASING

        Approximately 60% of the consumable products used in the restaurants are distributed through and delivered by a single vendor. The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverage products from local or national suppliers. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the Company for payment. The Company does not maintain a central product warehouse or commissary. The Company has not experienced any significant delays in receiving restaurant supplies and equipment. From time to time, the Company engages in forward pricing and may consider other risk management strategies with regard to its meat and other food costs in order to minimize the impact of potential fluctuations in prices. This practice could help stabilize the Company's food costs during times of fluctuating prices. The Company had no forward pricing contracts at December 29, 1998. As of March 23, 1999, the Company has committed to forward pricing and quantities for approximately 80% of its projected meat purchases through 1999. These forward pricing agreements are at prices slightly less than the average spot market prices for the meat items in 1998.

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

        The Company generates weekly, consolidated sales reports and food and labor cost variance reports at its corporate headquarters, as well as detailed profit and loss statements for each restaurant every four weeks. Additionally, the Company monitors the average check, customer count, product mix and other sales trends on a daily basis.

        In 1998, the Company began implementation of a point-of-sale (P.O.S.) system. As of March 23, 1999, the P.O.S. system had been installed in 220 of the 267 domestic Lone Star restaurants, with the remaining installations expected to be completed in the second quarter of 1999. The cost of the P.O.S. system implementation is expected to be approximately $9 million.

        For the Company to better utilize the data provided from the restaurants P.O.S. system the Company is installing a database enterprise resource management system. The implementation and conversion process began in November 1998, and the basic systems are expected to go live the second quarter of 1999, with further conversions throughout 1999. The total cost of the enterprise resource management system is expected to be approximately $4 million.

ACCOUNTING AND ADMINISTRATIVE SERVICES

        Prior to October of 1998, the Company utilized certain accounting and administrative services provided by Coulter Enterprises, Inc., (C.E.I.) pursuant to the terms of a services agreement. For 1998, the annualized fixed fee was $3,737,000 and the per restaurant, per 28-day accounting period fee was $466.

        On October 19, 1998, the Company acquired the operations and purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc. from Jamie B. Coulter, the Company's Chairman of the Board and Chief Executive Officer. C.E.I. had provided accounting and administrative services to the Company since the Company's inception.

COMPETITION

        Competition in the restaurant industry is increasingly intense. The Company operates its mid-scale and upscale full service restaurants primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that its "Texas Roadhouse" concept, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. While the Company believes its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company also competes with other restaurants and retail establishments for sites. Many of the Company's competitors are well established in the mid-priced, mid-scale and upscale dining categories and certain competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high quality, competitively priced food in a full service, distinctive dining environment.

GOVERNMENT REGULATION

         The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, safety and ADA accessibility standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and has food service licenses from local health authorities. The Companys' licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to ensure compliance with all applicable codes and regulations.

         The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part
of  its  existing   comprehensive   general  liability  insurance.

         Any future development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

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

        On June 2, 1996, the License Agreement for the Del Frisco's restaurant in Houston, Texas expired. The licensee refused to cease using the Company's marks. Accordingly, a lawsuit was filed in Federal District Court in the State of Texas on September 9, 1996, seeking to enjoin licensee from further use of the Company's marks and seeking damages for infringement. On February 17, 1999, the United States District Court for the Southern District of Texas, Houston Division, entered summary judgement in favor of the Company holding that the Houston licensee breached the license agreement and infringed on the Del Frisco's mark from the date of expiration of the license, which was June 2, 1996. The Court has set a hearing date of April 27, 1999, to determine the amount of attorney fees and damages to be assessed against the Houston ex-licensee. The Houston ex-licensee has ceased using Del Frisco's marks.

EMPLOYEES

         As of March 23, 1999, the Company employed approximately 19,440 persons, 4 of whom are executive officers, 79 of whom are office support personnel, 6 of whom are regional managers, 25 of whom are district managers, approximately 1,749 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

                    RESTAURANT LOCATIONS AS OF MARCH 24, 1999

THE FOLLOWING TABLE SETS FORTH THE LOCATION OF THE COMPANY'S EXISTING, OPEN DOMESTIC LONE STAR STEAKHOUSE & SALOON (267) RESTAURANTS, DEL FRISCO'S (3) RESTAURANTS, AND SULLIVAN'S (12) RESTAURANTS:

ALABAMA                ILLINOIS              MASSACHUSETTS         NORTH CAROLINA         SOUTH DAKOTA
Anniston               Bloomington           Boston (2)            Asheville              Sioux Falls
Birmingham (2)         Bradley                                     Boone
Huntsville             Carbondale            MICHIGAN              Charlotte (4)          TENNESSEE
Mobile                 Champaign             Ann Arbor             Durham                 Jackson
Montgomery             Chicago (11)          Battle Creek          Fayetteville           Johnson City
Trussville             Decatur               Bay City              Greensboro (2)         Knoxville
Tuscaloosa             Hodgkins              Brighton              Greenville             Memphis (3)
                       Mt. Vernon            Dearborn              Jacksonville
ALASKA                 Peoria                Detroit (7)           Raleigh (3)            UTAH
Anchorage              Rockford              Grand Rapids          Rocky Mount            Centerville
                       Springfield           Jackson               Salisbury              Layton
ARIZONA                                      Saginaw               Southern Pines         Salt Lake City
Mesa                   INDIANA               Waterford             Winston-Salem
Phoenix (4)            Anderson                                                           VIRGINIA
                       Evansville            MISSISSIPPI           NORTH DAKOTA           Alexandria
ARKANSAS               Fort Wayne            Hattiesburg           Fargo                  Centreville
Ft. Smith              Indianapolis (4)      Jackson                                      Chesapeake
Little Rock (2)        Lafayette                                   OHIO                   Fairfax
Springdale             Merrillville          MISSOURI              Akron                  Falls Church
                       South Bend            Branson               Canton                 Fredericksburg
COLORADO               Terre Haute           Independence          Cincinnati (4)         Herndon
Colorado Springs                             Kansas City           Cleveland (5)          Norfolk
Denver  (6)            IOWA                  Springfield           Columbus (5)           Potomac Mills
Fort Collins           Cedar Rapids          St. Louis (5)         Dayton (2)             Richmond (3)
Loveland               Coralville                                  Lancaster              Sterling
                       Davenport             NEBRASKA              Middletown             Virginia Beach
DELAWARE               Des Moines            Lincoln               Niles
Dover                  Waterloo              Omaha (2)             Springfield            WEST VIRGINIA
Wilmington (2)                                                     Toledo (2)             Beckley
                       KANSAS                NEVADA                Youngstown             Charleston
FLORIDA                Garden City           Las Vegas (4)                                Huntington
Bradenton              Hutchinson                                  OKLAHOMA               Vienna
Clearwater             Overland Park         NEW JERSEY            Lawton
Coral Springs                                Atlantic City         Oklahoma City          WISCONSIN
Fort Lauderdale        KENTUCKY              Bridgewater           Tulsa                  Appleton
Fort Myers             Bowling Green         Cherry Hill                                  Racine
Gainesville            Florence              Delran                PENNSYLVANIA
                                                                                          ---------------------
Lakeland               Lexington             Eatontown             Allentown              SULLIVAN'S
Ocala                  Louisville            Edison                Easton                 LOCATIONS
                                                                                          ---------------------
Orlando                                      Hanover Township      Erie                   Anchorage, AK
Pensacola              LOUISIANA             Hazlet                Harrisburg             Austin, TX
Port Richey            Alexandria            Marlton               Johnstown              Baton Rouge, LA
Sarasota               Baton Rouge (2)       Ocean County          King of Prussia        Charlotte, NC
St. Petersburg         Lafayette             Scotch Plains         Lancaster              Dallas, TX
Tampa                  Monroe                Turnersville          Middletown             Denver, CO
                       New Orleans (4)       Voorhees              Philadelphia (3)       Houston, TX
GEORGIA                Shreveport            Wayne                 Pittsburgh (5)         Indianapolis, IN
Atlanta                                                            Pottstown              King of Prussia, PA
Augusta                MARYLAND              NEW MEXICO            Reading                Naperville, IL
                       Bel Air               Albuquerque           Scranton               Palm Desert, CA
IDAHO                  Columbia                                    Wilkes-Barre           Wilmington, DE
Boise                  Frederick             NEW YORK              York
                                                                                          ---------------------
                       Gaithersburg          Albany                                       DEL FRISCO'S
                       Laurel                Buffalo               SOUTH CAROLINA         LOCATIONS
                                                                                          ---------------------
                       Lexington Park        Poughkeepsie          Greenville             Denver, CO
                       Waldorf               Rochester (2)         Myrtle Beach (2)       Dallas, TX
                       Westminster                                 Spartanburg            Ft. Worth, TX

ITEM 2. PROPERTIES

        As of March 23, 1999, the Company leased 102 and owned 165 of its domestic Lone Star restaurant locations. At such date, the Company leased one and owned two Del Frisco's Steak House restaurant locations. Of the twelve Sullivan's restaurants, eleven are leased and one is owned. Lease terms are generally five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

        The Company's executive offices are located at 224 East Douglas, Suite 700, Wichita, Kansas, 67202 which space is leased from an unaffiliated third party. The Company believes there is sufficient office space available at favorable leasing terms in the Wichita, Kansas area to satisfy the additional needs of the Company that may result from future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 29, 1998.

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

                                                          BID PRICES
                                                          ----------

  CALENDAR 1998                                     HIGH                  LOW
----------------                                    ----                  ---
First Quarter                                      23 7/16              17 1/8
Second Quarter                                     23 1/4               12 1/2
Third Quarter                                      14 1/8                6
Fourth Quarter                                      9 1/4                6 5/8


                                                          BID PRICES
                                                          ----------

  CALENDAR 1997                                     HIGH                  LOW
---------------                                     ----                  ---
First Quarter                                      28 1/2               22 3/4
Second Quarter                                     26                   18 1/4
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

NUMBER OF STOCKHOLDERS

        As of March 26, 1999, there were 581 holders of record of the Company's Common Stock. The Company believes there are in excess of 15,000 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated data of the Company as of December 29, 1998, December 30, 1997, December 31, 1996, December 26, 1995, and December 29, 1994, and for each of the five years in the period ended December 29, 1998, were derived from the Company's audited consolidated financial statements. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual results of operations for the periods presented. The pro forma adjustments reflect (1) the adjusment amounts applicable for the fiscal years 1994 through 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's consolidated financial statements) and
(2) the adjustments for fiscal 1994 and 1995 for the income tax provisions at the estimated effective federal and state income tax rates applicable to the operations of a group of related entities which were operated under common control (collectively, the "CCC Group). The transaction was accounted for as a pooling of interest and the pooled companies were taxed as S-Corporations for income tax purposes prior to their acquisition by the Company in August 1995.

The following table should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                          Year Ended In December,(1)
                                                --------------------------------------------------------------------
                                                                 (Dollars in thousands except share data)

                                                    1998           1997            1996         1995          1994
                                                    ----           ----            ----         ----          ----
Income Statement Data:

Net sales                                       $  616,692     $  585,358     $  491,754    $  340,857    $  215,800

Costs and expenses:

   Costs of sales                                  231,787        211,571        172,338       120,871        76,888
   Restaurant operating expenses                   270,495        215,805        167,871       116,703        71,996
   Restaurant depreciation and
     amortization                                   26,346         30,590         28,384        19,817        12,989
   General and administrative expenses              32,070         21,649         21,285        12,693         8,117

   Provision for impaired assets                     4,646           --             --            --            --

   Loss on divestiture of foreign operations          --             --            8,557          --            --
                                                ----------     ----------     ----------    ----------    ----------
Total costs and expenses                           565,344        479,615        398,435       270,084       169,990
                                                ----------     ----------     ----------    ----------    ----------

Income from operations                              51,348        105,743         93,319        70,773        45,810

Other income,  net                                   2,906          4,108          3,682         2,910         1,263
                                                ----------     ----------     ----------    ----------    ----------

Income before provision for income

 taxes and minority interest                        54,254        109,851         97,001        73,683        47,073

Provision for income taxes                          21,843         40,075         37,518        26,820        16,900

Minority interest                                     --             (968)           584           705          --
                                                ----------     ----------     ----------    ----------    ----------

Income before cumulative effect of
  Change in accounting principle                    32,411         68,808         60,067        47,568        30,173

Cumulative effect of change in accounting
  Principle (net of income tax of $2,922)           (6,904)          --             --            --            --
                                                ----------     ----------     ----------    ----------    ----------
Net Income                                      $   25,507     $   68,808     $   60,067    $   47,568    $   30,173
                                                ==========     ==========     ==========    ==========    ==========

Basic earnings per share:
  Income before cumulative effect of
   Change in accounting principle               $      .81     $     1.68     $     1.53    $     1.31    $     0.88

  Cumulative effect of change
     In accounting principle                    $     (.17)          --             --            --            --
                                                ----------     ----------     ----------    ----------    ----------
Basic earnings per share                        $      .64     $     1.68     $     1.53    $     1.31    $     0.88
                                                ==========     ==========     ==========    ==========    ==========

Weighted average shares
  outstanding                                   39,989,091     41,013,749     39,383,891    36,432,464    34,295,830
                                                ==========     ==========     ==========    ==========    ==========

Pro forma net income (2)                              --       $   66,815     $   62,498    $   44,315    $   27,791
                                                               ==========     ==========    ==========    ==========
Pro forma basic earnings per share                    --       $     1.63     $     1.59    $     1.22    $      .81
                                                               ==========     ==========    ==========    ==========

                                                  At Fiscal Year End In December, (1)
                                 ------------------------------------------------------------
                                                       (Dollars in thousands)

                                    1998        1997          1996        1995          1994
                                    ----        ----          ----        ----          ----

Balance Sheet Data:

   Working capital               $ 67,592     $117,127     $126,244     $ 59,880     $ 37,618
   Total assets                   608,583      620,812      542,152      358,218      204,028
   Long-term debt,
   including current
   portion                           --           --           --      3,874,318        4,318
   Stockholders' equity           553,441      566,148      495,239      322,811      180,072

(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. The Company's 1994 fiscal year ended on December 29 and its 1995, 1996, 1997, and 1998 fiscal years ended on December 26, 31, 30, and 29, respectively. 1996 included 53 weeks of operations and all other fiscal years were 52 weeks.

(2) Pro forma net income amounts reflect (1) the adjustments for fiscal years 1994 through 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's consolidated financial statements) and (2) the adjustments for fiscal years 1994 and 1995 to reflect the income tax provisions applicable to the operations of a group of affiliated companies acquired in 1995 in a transaction accounted for as a pooling interest which were taxed as S-Corporations for income tax purposes prior to their acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the consolidated financial statements including the notes thereto included elsewhere in this Form 10-K.

        The Company began 1996 with 160 Lone Star domestic restaurants, opened 45 restaurants during 1996, 60 restaurants during 1997, and two in the year ended December 29, 1998.

        After acquiring the rights to operate the Del Frisco's Double Eagle Steak House restaurant located in Dallas, Texas, the Company opened two additional Del Frisco's restaurants, one in Fort Worth, Texas in April 1996, and one in Denver, Colorado in January 1997. The Company also has a licensee which operates a Del Frisco's restaurant in Orlando, Florida.

        The Company has also developed another upscale steak restaurant concept under the trade name Sullivan's Steakhouse, where the average check per customer is approximately $44. The Company opened the first restaurant in May 1996, in Austin, Texas and opened an additional restaurant in 1996, two in 1997, and six additional restaurants in 1998 in the following cities:

        Charlotte, North Carolina       Anchorage, Alaska   Naperville, Illinois
        King of Prussia, Pennsylvania   Houston, Texas      Dallas, Texas

        In January 1999,the Company opened Sullivan's restaurants in Denver, Colorado and Palm Desert, California.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated (i) the percentages which certain items included in the Condensed Consolidated Statement of Income bear to net sales, and (ii) other selected operating data.

                                                                    Years Ended
----------------------------------------------------------------------------------------------
                                                      December 29,  December 30,  December 31,
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
                                                               (Dollars in thousands)
Income Statement Data:

Net Sales                                                100.0         100.0        100.0
   Costs and expenses:
     Costs of sales                                       37.6          36.1         35.1
     Restaurant operating expense                         43.9          36.9         34.1
     Provision for impairment losses                        .7           --          --
     Depreciation and amortization                         4.3           5.2          5.8
                                                        ------         ------      ------
     Restaurant costs and expenses                        86.5          78.2         75.0
                                                        ------         ------      ------
     Restaurant operating income                          13.5          21.8         25.0
     General and administrative expenses                   5.2           3.7          4.3
     Loss on divestiture of foreign operations              --           --           1.7
                                                        ------         ------      ------
   Income from operations                                  8.3          18.1         19.0
   Other income and minority interest                       .5            .5           .7
                                                        ------         ------      ------
   Income before provision for income
     taxes                                                 8.8          18.6         19.7
   Provision for income
     taxes                                                 3.5           6.8          7.5
                                                        ------         ------      ------
   Income before cumulative effect of change
     in accounting principle                               5.3%         11.8%        12.2%

   Cumulative effect of change in accounting principle    (1.2)%         --          --
                                                        ------         ------      ------
   Net Income                                              4.1%         11.8%        12.2%
                                                        ======         ======      ======
Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (1)                               $1,957         $2,255      $2,509
                                                        ======         ======      ======

Number of restaurants at end of period                     322            308         232
Number of full restaurant periods open
     during the period (2)                               4,178          3,335       2,546

--------------------------------------

   (1) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods by the number of full accounting periods open in the reporting period, and annualizing the result.

   (2)   Full  restaurant  periods are four-week  accounting  periods within the
         fiscal  year  (excluding  the  first  partial   accounting   period  of
         operations) that a restaurant is open.

YEAR ENDED DECEMBER 29, 1998 COMPARED TO YEAR ENDED DECEMBER 30, 1997

        Net sales increased $31,334,000 (5.4%) for the year ending December 29, 1998, compared to the year ended December 30, 1997. Consolidated sales for the international joint venture restaurants (Australian) increased $3,700,000. Same store sales decreased 9.3% for the year.

        Costs of sales, primarily food and beverages increased as a percentage of sales to 37.6% for the year from 36.1% due to slightly higher beef prices as well as some discounted menu items and free appetizers offered in a national marketing campaign. During most of 1997, the Company purchased beef under contracted prices which allowed the Company to maintain more stable beef costs. Such contracts expired in September 1997 and during 1998 most purchases were at the cash market prices.

        Restaurant operating expenses increased $54,690,000 (25.3%) from $215,805,000 in 1997. Most of the increase is attributable to the 22.5% increase in restaurant operating weeks due primarily to a full year's operation in the 76 restaurants opened in 1997. Advertising expense increased 47% due to the expenditure of $3.2 million for the eight week television and radio campaign in July and August 1998. Training expenses increased $2.1 million due to the recertification training in the first half of the year, and the eight week training for new managers in the second half of the year. Pre-opening costs of $3,437,000 are included in 1998 while such costs had been capitalized and amortized in 1997. In addition, the increase as a percent of sales is affected by the fixed cost components on lower average restaurant sales.

        Provisions for impairment losses reflect the charge made in the fourth quarter for the write down of certain under-performing restaurant assets. The Company periodically reviews its long lived assets which are held and used in its restaurant operations for indications of impairment (see Note 12 to Consolidated Financial Statements).

        Depreciation and amortization decreased $4,244,000 (13.9%) for 1998 compared to 1997. The decrease was attributed to the fact that 1998 does not include amortization of pre-opening costs as compared to amortization in 1997 of approximately $9,673,000. The decrease for pre-opening costs was offset by 1998 depreciation and amortization reflecting depreciation relating to the new restaurants opened in late fiscal 1997 and during fiscal 1998.

        General and administrative expenses increased $10,421,000 (48.1%) from 1997. Advertising consultant and commercial production costs for the eight week media campaign were approximately $1,100,000. Increased multi unit supervisor costs were $1,805,000 and the travel, lodging, and out-of-pocket costs for the recertification training were up $581,000. Recruiting costs for new managers increased $309,000 primarily in the last half of 1998. Variable home office support costs increased proportionately with the 22.5% increase in restaurant operating weeks in 1998.

        Prior to October 1998, certain accounting and administrative services were contracted from C.E.I. The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. The Company paid a fixed annualized charge of $3,737,000, plus an additional fee of $466 per restaurant per 28-day accounting period, plus reimbursement of out-of-pocket costs and expenses. On October 19, 1998, the Company acquired the operations of C.E.I. for a purchase price of $11.4 million. As a result of the acquisition, the Company will internally provide the accounting and administrative services previously provided by C.E.I. (see Note 2 to Consolidated Financial Statements).

        Other income, primarily interest, for the year was $2,906,000, a $1,202,000 decrease from 1997. This decrease is attributable to reduced funds available for short term investment purposes.

        The effective income tax rate for the year was 42.6% compared to 36.8% for 1997. The increase in the effective tax rate was primarily attributable to the valuation allowance reflected in 1998 related to Australian net operating loss carry forwards where uncertainty exists regarding the realization of certain future tax benefits. The impact of the valuation allowance was slightly offset by a decrease in the effective state income tax rates and the increased impact of the earned FICA tip credit as a result of lower pretax earnings.

        The cumulative effect of change in accounting principle represents the effect of adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities". This statement impacted the Company's accounting for pre-opening costs (see Note 4 to Consolidated Financial Statements).

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

        Restaurant operating expenses for the year ended December 30, 1997 increased $47,934,000 (28.6%) from $167,871,000 in the year ended December 31, 1996 to $215,805,000 and such expenses increased as a percentage of net sales from 34.1% to 36.9%. This increase is attributable to the national marketing efforts the Company has employed in addition to higher fixed costs in the way of building and equipment maintenance costs on the domestic Lone Star restaurants as well as higher labor and occupancy costs in the Australian restaurants, and the effect of other fixed cost components on lower average restaurant sales.

        Depreciation and amortization increased $2,206,000 (7.8%) in the year ended December 30, 1997 over the year ended December 31, 1996 principally reflecting the depreciation of equipment relating to the opening of 60 new restaurants in 1997, and increases in deprecitation relating to additional owned properties. General and administrative expenses for the year ended December 30, 1997 increased $364,000 (1.7%) from 1996.

        Certain accounting and administrative services were contracted from C.E.I., a restaurant management services and consulting company owned by the Company's Chairman of the Board and Chief Executive Officer. The service agreement provided for specified accounting and administration services to be provided on a cost pass through basis under which the Company paid a fixed annual charge of $2,010,000, plus an additional fee of $440 per restaurant per 28 day accounting period, plus reimbursement of out of pocket costs and expenses during the fiscal year ended December 30, 1997. The sevice agreement was renewed for fiscal 1998 with the fixed annual charge increasing to $3,737,000 and the per restaurant, per accounting period fee increasing to $466.

        In June 1996, the Company terminated its joint venture in Europe, whereby it divested its interest in three existing restaurants and one under construction. This resulted in a charge to earnings of $5,964,664 net of the tax benefit of $2,592,512. Such restaurants do not operate as Lone Star Steakhouse & Saloon restaurants.

        Other  income,  principally  interest,  for the year ended  December 30,
1997, was $4,108,000 a $426,000 increase from 1996. This increase is attributable to the investment for a full year of the remaining net proceeds of the Company's public offering in May 1996.

        The effective income tax rate for the year ended December 30, 1997 was 36.8% compared to 38.4% for 1996. The decrease in the rate is primarily due to certain losses in 1996 resulting from the write off of the European Joint
Venture that were not available for deduction. Without the impact of the European Joint Venture write off, the effective rate was 36.9% in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the years ended:

                                                                      December 29,    December 30,    December 31,
                                                                          1998           1997             1996
                                                                      ------------    ------------    ------------

Net cash provided by operating activities                           $  62,597,724   $  87,549,170   $ 105,646,602
Net cash used in investment activities                                (73,249,766)   (108,356,293)   (131,501,646)
Net cash provided (used) by financing activities                      (35,378,938)      7,328,065     109,401,300
Net effect of exchange rate changes on cash                              (119,006)     (1,245,232)       (249,854)
Net increase (decrease) in cash                                       (46,149,986)    (14,724,290)     83,296,402

        During the year ended December 29, 1998, the Company's purchases of property and equipment were $63,121,876.

        The Company has opened 137 restaurants in the past three fiscal years of which 59 opened during 1996, 76 in 1997 and two in 1998. The Company does not have significant accounts receivable or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for capital expenditures.

        At December 29, 1998, the Company had $89,847,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company has entered into three leases for new locations. The Company is not actively negotiating purchase or lease of additional sites. In the future, the Company anticipates that a greater proportion of its new restaurant locations will be purchased rather than leased.

        During 1998, the Company's Board of Directors authorized the purchase of up to 5,900,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. As of December 29, 1998, 2,610,000 shares with a cumulative cost of approximately $36,375,000 had been purchased under the program.

        Beginning in the fourth quarter of 1998 the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instrument are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. At December 29, 1998, the Company's exposure for open positions in futures contracts were not significant.

YEAR 2000 COMPUTER ISSUE

        The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Company has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 Issue and remedial action and further testing, if necessary.

        In the fourth quarter of 1998 the Company committed to a program to install new point-of-sale devices and systems in most of its restaurants. In addition, the Company is installing a new data base information system that will provide significant enhancements to its capabilities to process and analyze data provided by the new point-of-sale systems. The Company expects these systems to be fully implemented by mid-1999. The hardware and software providers of the new systems have warranted that the new systems are Year 2000 compliant. The Company believes that certain existing software, hardware and equipment which will continue to be utilized with the new systems are substantially Year 2000 compliant, but will require some modification and replacement; however if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a significant impact on the operations of the Company.

        The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that, it believes, could be significantly affected by the year 2000. The completed assessment indicated that certain parts of the Company's significant information technology systems could be affected, particularly the financial reporting systems. In addition, the Company is gathering information about the year 2000 compliance status of its significant suppliers and service providers and continues to monitor their compliance.

        For its information technology exposures, to date the Company estimates that it is 85% complete on the remediation phase and expects to complete software reprogramming and replacement no later than June 1, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 90% of its testing and has implemented 75% of its remediated systems. Completion of the testing phase for all significant systems in expected by April 15, 1999, with all recommended systems fully tested and implemented by May 15, 1999, with 100% completion targeted for July 31, 1999.

        The Company has queried its significant suppliers and service providers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

        The Company will utilize both internal and external resources to reprogram, replace, test and implement the software and hardware equipment for year 2000 modifications. The total cost of the Year 2000 Issue is estimated to be less than $100,000 and the Company expects most of the costs will be expensed. All costs are being funded through operating cash flow. The projected costs do not include the costs of the new point-of-sale devices and systems and the costs of equipment, software, and installation of the new data base information system previously discussed.

        Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the event that the Company does not complete any additional phases, the Company might be unable to process transactional and financial reporting information. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

        The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

           Not applicable.

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

                    All financial statement schedules have been omitted since the required information is not present.

Exhibits

                               INDEX TO EXHIBITS

                    Exhibit   EXHIBIT
                    Number    -------
                    ------

                    ***3.1    Company's Certificate of Incorporation as amended
                    ***3.2    Company's By-Laws
                ******10.1    Agreement,  dated  October  19,  1998,  between LS
                              Management,  Inc., a  wholly-owned  subsidiary  of
                              Lone Star  Steakhouse & Saloon,  Inc. and Coulter
                              Enterprises,  Inc. and Coulter Enterprises,  Inc.,
                              dated October 19, 1998.
                 *****10.2    Employment  Agreement between the Company and John
                              D. White, dated February 1, 1998
                  ****10.3    1992 Lone Star Steakhouse & Saloon, Inc. Incentive
                              and  Non-qualified  Stock Option Plan (the "Plan")
                              as amended
                   ***10.4    Form of Indemnification Agreement for officers and
                              directors of the Company
                   ***10.5    Purchase  Agreement  between  the  Company and Max
                              Shayne, Inc., dated January 22, 1992
                   ***10.6    Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Company and
                              Jamie B. Coulter, dated March 12, 1992
                 *****10.7    Employment  Agreement between the Company and Mike
                              Archer, dated February 1, 1998
                 *****10.8    Employment   Agreement  between  the  Company  and
                              Gerald T. Aaron, dated February 1, 1998.


               *******11.1    Subsidiaries of the Company
                     *23.1    Independent Auditors' consent to the incorporation
                              by   reference  to  the   Company's   Registration
                              Statement on Form S-8 of the independent auditors'
                              report included herein
                     *27.0    Financial data schedule

        -----------------------------
        (b)   Reports on Form 8-K filed in the fourth quarter of 1998: none

       *  Filed herewith.
      ** Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on October 1, 1992 (Commission File No. 33-52678) as amended.
     *** Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on January 31, 1992 (Commission File No. 33-45399), as amended.
    **** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 12, 1996 (Commission File No. 33-00280), as amended.
   ***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1998.
  ****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 8, 1998.
 ******* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 29th day of March 1999.


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




SIGNATURE                          TITLE                         DATE


/s/Jamie B. Coulter
------------------------  Chairman of the Board             March 26, 1999
Jamie B. Coulter           and Chief Executive
                                   Officer


/s/ John D. White
------------------------      Executive Vice
John D. White                  President,
                          Chief Financial Officer           March 26, 1999
                                   and
                          Principal Accounting
                                 Officer
                          Treasurer and Director


/s/ Michael J. Archer
------------------------  Chief Operating Officer           March 26, 1999
Michael J. Archer         Del Frisco's/Sullivan's
                              and Director


/s/ William H. Tilley
------------------------          Director                  March 26, 1999
William H. Tilley


/s/ Clark R. Mandigo
------------------------          Director                  March 26, 1999
Clark R. Mandigo


/s/ Fred B. Chaney
------------------------          Director                  March 26, 1999
Fred B. Chaney

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements


                                                                           Pages

Report of Independent Auditors-----------------------------------------------F-2
Consolidated Balance Sheets as of December 29, 1998 and December 30, 1997----F-3 Consolidated Statements of Income for the years ended December 29, 1998,
     December 30, 1997 and December 31, 1996---------------------------------F-5

Consolidated Statements of Stockholders' Equity for the years ended
     December 29, 1998, December 30, 1997 and December 31, 1996--------------F-6

Consolidated Statements of Cash Flows for the years ended
     December 29, 1998, December 30, 1997 and December 31, 1996--------------F-7

Notes to Consolidated Financial Statements-----------------------------------F-9

                         Report of Independent Auditors


The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.


We have audited the accompanying consolidated balance sheets of Lone Star Steakhouse & Saloon, Inc. as of December 29, 1998 and December 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Steakhouse & Saloon, Inc. at December 29, 1998 and December 30, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1998, in conformity with generally accepted accounting principles.

As described in Note 4 to the consolidated financial statements, in 1998 the Company adopted Statement of Position 98-5, Reporting the Costs of Start-Up Activities, as issued by the American Institute of Certified Public Accountants.


Wichita, Kansas
March 26, 1999

                                                         /s/ Ernst & Young LLP

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets


                                                   December 29,   December 30,
                                                       1998           1997
                                                   --------------------------

Assets
Current assets:
   Cash and cash equivalents                       $ 89,847,010  $135,996,996
   Accounts receivable                                1,489,577     1,614,839
   Inventories                                       15,893,916    10,955,361
   Preopening costs, net                                   --       9,825,442
   Deferred income taxes                              1,504,304     1,282,954
   Other                                              3,570,650     3,475,581
                                                   --------------------------
Total current assets                                112,305,457   163,151,173

Property and equipment:
   Land                                             139,513,959   132,201,161
   Buildings                                        182,617,876   170,852,451
   Leasehold improvements                           112,904,419    93,681,898
   Equipment                                         82,791,250    67,864,866
   Furniture and fixtures                            23,058,063    19,244,098
                                                   --------------------------
                                                    540,885,567   483,844,474
   Less accumulated depreciation and amortization    79,820,488    54,521,936
                                                   --------------------------
                                                    461,065,079   429,322,538

Other assets:
      Intangible assets, net                         33,863,513    26,613,342
      Other assets                                    1,348,795     1,724,877
                                                   --------------------------
                                                     35,212,308    28,338,219
                                                   --------------------------

Total assets                                       $608,582,844  $620,811,930
                                                   ==========================


                                                                                 December 29,     December 30,
                                                                                     1998            1997
                                                                            --------------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                            $    9,577,150     $   14,221,099
   Sales tax payable                                                                  967,971          2,525,505
   Accrued payroll                                                                 12,975,613         10,475,393
   Real estate taxes                                                                2,738,579          1,740,529
   Gift certificates                                                                7,503,621          8,409,558
   Income taxes payable                                                             2,441,783          1,431,779
   Other                                                                            8,508,671          7,220,411
                                                                            --------------------------------------
Total current liabilities                                                          44,713,388         46,024,274

Deferred income taxes                                                              10,428,705          8,619,262
Minority interest                                                                           -             19,927

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares
     authorized; none issued
                                                                                            -                  -
   Common stock, $.01 par value, 98,000,000 shares
     authorized; 38,607,968 shares
      issued and outstanding (41,156,151 in 1997)
                                                                                      386,080            411,562
   Additional paid-in capital                                                     314,365,697        349,607,732
   Retained earnings                                                              248,522,149        223,015,141
   Accumulated other comprehensive loss                                            (9,833,175)        (6,885,968)
                                                                            --------------------------------------
Total stockholders' equity                                                        553,440,751        566,148,467
                                                                            --------------------------------------

Total liabilities and stockholders' equity                                     $  608,582,844     $  620,811,930
                                                                            ======================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income

                               For the year ended

                                                                          December 29,            December 30,          December 31,
                                                                              1998                    1997                  1996
                                                                    ---------------------------------------------------------------

Net sales                                                                 $ 616,691,926         $ 585,357,637         $ 491,754,270
Costs and expenses:
   Costs of sales                                                           231,787,445           211,571,507           172,338,134
   Restaurant operating expenses                                            270,495,325           215,805,009           167,871,293
   Depreciation and amortization                                             26,345,579            30,589,748            28,384,168
   Provision for impaired assets                                              4,646,000                  --                    --
                                                                    ---------------------------------------------------------------
Restaurant costs and expenses                                               533,274,349           457,966,264           368,593,595
                                                                    ---------------------------------------------------------------
Restaurant operating income                                                  83,417,577           127,391,373           123,160,675

General and administrative expenses:
   Related parties                                                            4,367,152             3,366,080             2,215,467
   Other                                                                     27,702,409            18,282,740            19,068,740
   Loss on divestiture of European joint venture                                   --                    --               8,557,176
                                                                    ---------------------------------------------------------------
Income from operations                                                       51,348,016           105,742,553            93,319,292

Other income:
   Other income, net (principally interest)                                   2,906,098             4,108,545             3,681,493
                                                                    ---------------------------------------------------------------

Income before income taxes and minority interest                             54,254,114           109,851,098            97,000,785
Provision for income taxes                                                  (21,843,298)          (40,075,457)          (37,517,693)
Minority interest                                                                  --                (968,032)              584,202
                                                                    ---------------------------------------------------------------
Income before cumulative effect of a change
   in accounting principle                                                   32,410,816            68,807,609            60,067,294
Cumulative effect of change in accounting
   principle (net of income
   tax of $2,921,634)                                                        (6,903,808)                 --                    --
                                                                    ---------------------------------------------------------------
Net income                                                                $  25,507,008         $  68,807,609         $  60,067,294
                                                                    ===============================================================

Basic earnings per share:
Income before cumulative effect of a change
   in accounting principle                                                $         .81         $        1.68         $       1.53
Cumulative effect of change in accounting
   principle (net of income tax)                                                   (.17)              --                   --
                                                                    ---------------------------------------------------------------
Basic earnings per share                                                  $         .64         $        1.68         $       1.53
                                                                    ===============================================================

Diluted earnings per share:
Income before cumulative effect of a change
   in accounting principle                                                $         .81         $        1.65         $       1.49
Cumulative effect of change in accounting
   principle (net of income tax)                                                   (.17)              --                   --
                                                                    ---------------------------------------------------------------
Diluted earnings per share                                                $         .64         $        1.65         $       1.49
                                                                    ===============================================================

Pro forma net income assuming retroactive
   application of accounting change                                                             $  66,815,027         $  62,498,473
                                                                                                ===================================
Pro forma basic earnings per share                                                              $        1.63         $       1.59
                                                                                                ===================================
Pro forma diluted earnings per share                                                            $        1.60         $       1.55
                                                                                                ===================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                                                         Accumulated
                                                                                                           Other
                                 Preferred        Common Stock         Additional        Retained      Comprehensive
                                            ---------------------
                                   Stock     Number         Amount   Paid-in Capital     Earnings            Loss          Total
                                 --------------------------------------------------------------------------------------------------
Balance, December 26, 1995           --    37,587,974     $375,879   $ 228,578,790   $  94,140,238   $    (284,364)  $ 322,810,543
Shares issued in public offering     --     2,650,000       26,500     101,399,750            --              --       101,426,250
Stock options exercised              --       464,751        4,648       8,034,952            --              --         8,039,600
Tax benefit related to options
  exercised                          --          --           --         3,145,000            --              --         3,145,000
Comprehensive income:
   Net income                        --          --           --              --        60,067,294            --        60,067,294
   Foreign currency
     translation adjustments         --          --           --              --              --          (249,854)       (249,854)
                                                                                                         -------------------------
Comprehensive income                 --          --           --              --              --              --        59,817,440
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 1996           --    40,702,725      407,027     341,158,492     154,207,532        (534,218)    495,238,833
Stock options exercised              --       453,426        4,535       7,398,801            --              --         7,403,336
Tax benefit related to
  options exercised                  --          --           --         1,050,439            --              --         1,050,439
Comprehensive income:
   Net income                        --          --           --              --        68,807,609            --        68,807,609
   Foreign currency
    translation adjustments          --          --           --              --              --        (6,351,750)     (6,351,750)
                                                                                                         -------------------------
Comprehensive income                 --          --           --              --              --              --        62,455,859
                                  ------------------------------------------------------------------------------------------------
Balance, December 30, 1997           --    41,156,151      411,562     349,607,732     223,015,141      (6,885,968)    566,148,467
Stock options exercised              --        61,817          618         996,078            --              --           996,696
Tax benefit related to
  options exercised                  --          --           --           111,421            --              --           111,421
Common stock repurchased             --    (2,610,000)     (26,100)    (36,349,534)           --              --       (36,375,634)
Comprehensive income:
   Net income                        --          --           --              --        25,507,008            --        25,507,008
   Foreign currency
     translation adjustments         --          --           --              --              --        (2,947,207)     (2,947,207)
                                                                                                         -------------------------
Comprehensive income                 --          --           --              --              --              --        22,559,801
                                  ================================================================================================
Balance, December 29, 1998           --    38,607,968     $386,080   $ 314,365,697   $ 248,522,149   $  (9,833,175)  $ 553,440,751
                                  ================================================================================================


See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows



                                                                                                For the year ended
                                                                            -------------------------------------------------------
                                                                               December 29,         December 30,        December 31,
                                                                                  1998                 1997                 1996
                                                                            -------------------------------------------------------

Operating activities
Net income                                                                  $  25,507,008        $  68,807,609        $  60,067,294
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Amortization                                                              1,608,748           10,775,039           13,693,946
      Depreciation                                                             26,643,216           20,169,425           15,013,033
      Provision for impaired assets                                             4,646,000                 --                   --
      Cumulative effect of accounting change                                    9,825,442                 --                   --
      Loss on divestiture of European joint venture                                  --                   --              6,759,848
      Deferred income taxes                                                     1,588,093              614,110              938,071
      Minority interest                                                              --                968,032             (584,202)
      Net change in operating assets and liabilities:
         Accounts receivable                                                      130,890              618,280             (924,254)
         Inventories                                                           (4,996,723)          (6,301,613)            (571,716)
         Preopening costs                                                            --            (12,585,828)          (8,632,004)
         Refundable income taxes                                                     --                   --              5,006,856
         Other current assets                                                     (91,635)          (2,992,980)            (693,465)
         Accounts payable                                                      (6,513,881)           5,856,172           (1,043,215)
         Income taxes payable                                                   1,121,425           (2,616,242)           8,243,460
         Other current liabilities                                              3,129,141            4,237,166            8,372,950
                                                                            -------------------------------------------------------
Net cash provided by operating activities                                      62,597,724           87,549,170          105,646,602

Investing activities
Purchases of property and equipment                                           (63,121,876)        (103,827,087)        (127,026,171)
Payment for acquisition of business from
   related party                                                              (10,500,000)                --                   --
Cash paid in divestiture of European joint venture                                   --                   --             (1,797,328)
Other                                                                             372,110           (4,529,206)          (2,678,147)
                                                                            -------------------------------------------------------
Net cash used in investing activities                                         (73,249,766)        (108,356,293)        (131,501,646)

Financing activities
Net proceeds from issuance of common stock                                        996,696            7,403,336          109,465,850
Payment of notes payable and capital lease obligations
                                                                                     --                (75,271)             (64,550)
Common stock repurchased and retired                                          (36,375,634)                --                   --
                                                                            -------------------------------------------------------
Net cash provided (used) by financing activities                              (35,378,938)           7,328,065          109,401,300


                       Lone Star Steakhouse & Saloon, Inc.

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                           For the year ended
                                                                    ----------------------------------------------------------------
                                                                          December 29,         December 30,          December 31,
                                                                              1998                 1997                 1996
                                                                    ----------------------------------------------------------------

Effect of exchange rate changes on cash                                 $     (119,006)      $  (1,245,232)      $     (249,854)
Net increase (decrease) in cash and cash equivalents                       (46,149,986)        (14,724,290)          83,296,402
Cash and cash equivalents at beginning of year                             135,996,996         150,721,286           67,424,884
                                                                    ----------------------------------------------------------------
Cash and cash equivalents at end of year                                $   89,847,010       $ 135,996,996       $  150,721,286
                                                                    ================================================================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                            $            -       $           -       $        7,105
      Cash paid for income taxes                                            16,415,563          40,829,142           23,329,306



See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements


1. Background and Significant Accounting Policies

Background

Lone Star Steakhouse & Saloon, Inc. (the Company) owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia, through participation in an international joint venture. The restaurants serve mesquite-grilled steaks, ribs, chicken and fish in a "Texas Roadhouse" atmosphere that are positioned to attract local clientele. During 1995, the Company expanded into the upscale steakhouse market with the acquisition of Del Frisco's Double Eagle Steakhouse and the development of Sullivan's Steakhouse. As of December 29, 1998, the Company owns and operates 267 Lone Star Steakhouse & Saloons in the United States as well as 40 in connection with the joint venture in Australia. In addition, the Company owns and operates three Del Frisco's Double Eagle Steak Houses and ten Sullivan's Steakhouses.

Significant Accounting Policies

o     Principles of Consolidation

      The consolidated financial statements include the accounts of Lone Star Steakhouse & Saloon, Inc., its wholly owned subsidiaries and its majority owned foreign joint venture. All significant intercompany accounts and transactions have been eliminated.

o     Foreign Currency Translation

      Assets and liabilities of the Company's foreign joint venture are translated at current exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of stockholder's equity.

o     Concentration of Credit Risk

      The Company's financial instruments exposed to concentration of credit risk consist primarily of cash and short-term investments (cash equivalents). The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the Federal Depository insurance limit. The Company has cash equivalents in investment grade securities with municipal, State and U.S. government agencies of approximately $58,280,000 and $97,361,000 at December 29, 1998 and December 30, 1997, respectively.

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

o     Financial Instruments

      Beginning in the fourth quarter of 1998, the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instrument are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. At December 29, 1998, the Company had futures contracts to purchase live beef cattle in the amount of $15,200,000. All of the contracts are scheduled to settle in less than one year. The estimated fair value and carrying value of these contracts was $250,000 at December 29, 1998. These instruments are with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

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

o     Preopening Costs

      Prior to 1998, labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants were capitalized until the restaurant opened and then were amortized over the subsequent 12 months. During 1998, the Company changed its method of accounting for preopening costs (See Note 4) and now expenses preopening costs when the costs are incurred.

o     Intangible Assets

      Intangible assets include goodwill, intellectual properties and licensing permits which are amortized on a straight-line basis over the estimated periods of benefit, generally 10 to 20 years. Accumulated amortization for intangible assets as of December 29, 1998 and December 30, 1997 is $3,969,245 and $2,360,497, respectively.

o     Impairment of Long-Lived Assets

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain intangibles, including goodwill, being held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company applies the guidance of the statement by reviewing its applicable intangible assets and its long-lived assets related to each restaurant on a periodic basis. When such events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair market value of the assets. Fair values of the assets are determined by using the present value of expected cash flows. The estimation of future cash flows requires management judgment and actual results may vary significantly.

o     Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, are $10,604,574, $8,759,175 and $5,678,874, respectively.

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

o     Earnings per Share

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. For purposes of diluted computations, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company's stock or the price of the Company's stock on the exercise date.

o     Comprehensive Income and Accumulated Other Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, this statement had no impact on the Company's net income or stockholders' equity. The statement requires the Company to report separately the foreign currency translation adjustments in stockholders' equity and to include the current year adjustments for such amounts in comprehensive income. Prior years' financial statements have been reclassified to conform with the requirements of SFAS 130.

o     Segment Reporting

      In June 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosure about Segments of an Enterprise requiring disclosure of certain information about reportable segments. As the Company operates in only one segment, adoption of this statement in 1998 had no impact on the Company's financial statements.

o     Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instrurments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective December 29, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Companry does not anticipate the adoption of this Statement will have a significant effect on its resluts of operations or financial position.

o     Reclassifications

      Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

o     Fiscal Year

      The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively. Fiscal 1998 and 1997 each included 52 weeks of operations and fiscal 1996 included 53 weeks of operations.

2. Acquisition of Business from Related Party

On October 19, 1998, the Company acquired the operations and purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc. (CEI) a restaurant management services company owned by Jamie B. Coulter, the Company's Chairman of the Board of Directors and Chief Executive Officer. CEI had provided accounting and administrative services to the Company since the Company's inception. The aggregate purchase price was approximately $11,432,000, consisting of $10,500,000 of internally generated cash with the balance comprised of assumed liabilities. The Company accounted for the transaction using the purchase method of accounting. In connection with the purchase price allocation, the Company recorded an intangible asset of approximately $9,760,000 representing intellectual properties which are being amortized over a period of ten years. The acquisition was approved by the Company's independent directors. In addition, the Company engaged an independent financial advisor who rendered an opinion that the transaction was fair to the Company and its stockholders from a financial point of view.

Pro forma amounts are not presented since the amounts would not be significant. See Note 7 for additional related party information.

3. Treasury Stock Transactions

During 1998, the Board of Directors authorized the Company to purchase up to 5,900,000 shares of the Company's common stock in open market or in privately negotiated transactions. Pursuant to the authorization, the Company has purchased 2,610,000 shares of its common stock during the year ending December 29, 1998 at an average price of $13.93 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

4. Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting the Costs of Start-Up Activities, requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain preopening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its financial statements for the year ended December 29, 1998. The effect of the adoption of the SOP was to decrease net income in 1998 by $2,702,545 ($0.07 per share) and to record a charge for the cumulative effect of an accounting change of $6,903,808, net of income taxes of $2,921,634 ($0.17 per share), to expense costs that had been previously capitalized prior to 1998.

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

6. Stock Options

The Company has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option evaluation models that were not developed for use in valuing employee stock options. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

o     1992 Stock Option Plan

      In January 1992,  the Board of Directors  adopted a stock option plan (the
      Plan), last amended in June 1996, providing for incentive and nonqualified stock options pursuant to which up to 10,000,000 shares of Common Stock are available for issuance. All options granted under this Plan have ten-year terms and vest in five equal annual installments commencing from the date of grant, except for certain options granted on December 14, 1998 in connection with an option re-pricing which vest equally over a three year period commencing from the date of grant.

o     Directors Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 400,000 shares of Common Stock are available for issuance. All options granted under this Plan have ten-year terms and vest equally over a three year period commencing from the date of grant.

o     Other Options

      In connection with the Australian joint venture agreement, options to acquire 513,800 shares of the Company's Common Stock, $.01 par value, were granted to certain individuals of an unrelated third party. The exercise price of such options granted was $14.50 per share which was the fair market value of the Common Stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 6.50% and 6.53%, no dividend yields; volatility factors of the expected market price of the Company's Common Stock of 0.357, 0.380 and 0.940 and a weighted-average expected life of the option ranging from four to five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          1998         1997         1996
                                         -------------------------------
Pro forma net income                      $22,095    $57,457    $53,263
Pro forma earnings per share:
   Basic                                     0.55       1.40       1.35
   Diluted                                   0.55       1.38       1.32

Weighted average fair value of
   options granted during the year          $2.81      $7.99     $26.59


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected in 1998 nor indicative of future years.

A summary of the Company's stock option activity and related information for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, is as follows:


                                         1998                 1997                       1996
                               ----------------------------------------------------------------------
                                Weighted               Weighted                Weighted
                                Average                Average                 Average     Options
                                Exercise     Options   Exercise     Options    Exercise     (000)
                                 Price        (000)     Price        (000)     Price
                               ----------------------------------------------------------------------
Outstanding beginning of year    $18.08      8,154     $28.69        4,739     $24.34         4,575
Granted                           10.43      1,180      21.26       12,652      32.21         1,745
Exercised                         16.12        (62)     22.59         (453)     38.08          (465)
Canceled                          18.23     (2,290)     25.91       (8,784)     28.91        (1,116)
                                         ============            =============            ===========
Outstanding end of year           16.91      6,982      18.08        8,154      28.69         4,739
                                         ============            =============            ===========

On April 24, 1997, the Company re-priced 8,123,745 options with an exercise price in excess of the closing price of the Company's stock on that date of $18.25. The options were held by current employees, including officers of the Company. The original options were canceled and replaced by new grants with the same vesting schedule as contained in each separate grant. All other terms and conditions remained the same as the original grant with the exception of re-pricing the exercise price.

On December 14, 1998, the Company canceled 1,711,253 options previously outstanding and reissued 767,584 new options with an exercise price of $8.00. The options are held by current officers and employees, excluding the Company's Chairman and Chief Executive Officer. The original options canceled were replaced by the new options based upon the number of options previously held by the holder in accordance with a formula providing for a reduced number of new options depending upon the ratio of the holder's original option price compared to the new option price. The terms of the new options were the same as the original options, except the new options vest equally over a three year period commencing one year from the date of grant.

For options outstanding as of December 29, 1998, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

                                                         Options Outstanding
                     --------------------------------------------------------------------------------------
                                                      Number                                  Weighted
                                                  Outstanding at           Weighted           Average
                          Range of                 December 29,        Average Exercise       Remaining
                           Prices                      1998                  Price          Contract Life
                     --------------------------------------------------------------------------------------

                       $3.38 to 7.88                    51,121              $ 5.55            6.63 years
                       $8.00 to 17.94                  999,849                9.23            9.79 years
                      $18.00 to 24.50                5,931,419               18.30            8.34 years

The number of shares and weighted average exercise price of options exercisable at December 29, 1998, are as follows:

                                                          Options Exercisable
                     ---------------------------------------------------------------------------------------
                                                         Number Exercisable at          Weighted Average
                          Range of Prices                 December 29, 1998              Exercise Price
                     ---------------------------------------------------------------------------------------

                           $3.38 to 7.88                           24,633                   $ 3.38
                           $8.00 to 17.94                          23,951                    16.88
                          $18.00 to 24.50                       3,728,731                    18.27

7. Related Party Transactions

Prior to the acquisition of CEI on October 19, 1998, the Company utilized its affiliate to provide certain accounting, computer and administrative services. The Company incurred fees of $4,367,152, $3,366,080 and $2,215,467, related to such services for fiscal years 1998, 1997 and 1996, respectively.

Prior to the acquisition of CEI, the Company reimbursed CEI for the use of an airplane and pilot services provided by an affiliated entity. Amounts reimbursed for the use of the aircraft and pilot services were $856,016, $1,157,775 and $842,905 in 1998, 1997 and 1996, respectively.

In connection with the acquisition of CEI, the Company assumed month-to-month lease obligations to entities owned by Jamie B. Coulter for meeting room space, parking lot space and document storage space. Total rental fees paid to these related entities in 1998 were $37,900. In addition, in 1998 the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter totaling $24,505.

The Company believes the charges reimbursed are at least as favorable as the charges that would have been incurred for similar services or purchases from unaffiliated third parties.

8. Leases

The Company leases certain facilities under noncancelable operating leases having terms expiring between 1999 and 2025. The leases have renewal clauses of 5 to 20 years, and are exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based upon a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense for the fiscal years ended 1998, 1997 and 1996 was $10,227,478, $8,426,165 and $6,878,459, respectively, including contingent rentals of approximately $272,531, $347,349 and $422,820, respectively.

Lease payments under non cancelable operating leases for each of the next five years and the aggregate are as follows at December 29, 1998:

                                                   Operating
                                                     Leases
                                             -------------------
            1999                                $  9,366,740
            2000                                   7,703,352
            2001                                   5,981,595
            2002                                   4,917,056
            2003                                   3,650,371
            Thereafter                            10,736,674
                                             -------------------
            Total minimum lease payments         $42,355,788
                                             ===================

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    1998                   1997                1996
                                                             ------------------------------------------------------------
   Numerator:

   Numerator for basic and diluted earnings
      per share - income available
      to common stockholders                                    $25,507,008          $68,807,609          $60,067,294

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                            39,989,091           41,013,749           39,383,891

   Effect of dilutive employee stock options                         44,789              748,753            1,013,974
                                                            ---------------------------------------------------------

Denominator for diluted earnings
   per share - adjusted
   weighted-average-shares
                                                                 40,033,880           41,762,502           40,397,865
                                                            =========================================================

Basic earnings per share                                        $       .64          $      1.68          $      1.53
                                                            =========================================================

Diluted earnings per share                                      $       .64          $      1.65          $      1.49
                                                            ============================================================

For purposes of the diluted computations, the 1998, 1997 and 1996 computation of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if the options were exercised during the periods presented.

10. Income Taxes

Income taxes are included in the Consolidated Statements of Income as follows:

                                                                1998                  1997             1996
                                                         -------------------------------------------------------

Income tax expense on income
   before cumulative effect of
   change in accounting principle                           $ 21,843,298        $ 40,075,457        $ 37,517,693
Cumulative effect of income tax
   benefit for change in
   accounting principle
                                                              (2,921,634)               --                  --
                                                         =======================================================
Total provision for income taxes                            $ 18,921,664        $ 40,075,457        $ 37,517,693
                                                         =======================================================


The components of the provision for income taxes consists of the following:

                                                                    1998                   1997                     1996
                                                          -------------------------------------------------------------------
Current tax expense:
   Federal                                                     $15,775,392             $33,720,084             $32,080,619
   State                                                         1,556,179               5,741,263               4,499,003
                                                          -------------------------------------------------------------------
Total current                                                   17,333,571              39,461,347              36,579,622

Deferred tax expense:
   Federal                                                       1,456,025                 531,356                 819,155
   State                                                           132,068                  82,754                 118,916
                                                          -------------------------------------------------------------------
Total deferred                                                   1,588,093                 614,110                 938,071
                                                          -------------------------------------------------------------------

Total provision for income taxes                               $18,921,664             $40,075,457             $37,517,693
                                                          ===================================================================

The difference between the reported provision for income taxes and a tax determined by applying the applicable U.S. Federal statutory income tax rate to income before taxes, is reconciled as follows.

                                                          1998                        1997                  1996
                                                 ----------------------------------------------------------------------
                                                     Amount      Rate          Amount       Rate       Amount    Rate
                                                 ----------------------------------------------------------------------

Income tax expense at Federal statutory rate     $ 15,550,035     35%      $ 38,109,073     35%   $ 34,154,745      35%
State tax expense, net                              1,098,660      2          3,789,611      3       3,001,647       3
Valuation allowance                                 3,761,344      9               --       --            --        --
Other items, net,                                  (1,488,375)    (3)        (1,819,227)    (1)        361,301      --
                                                 ======================================================================
Actual provision for income taxes                $ 18,921,664     43%      $ 40,075,457     37%   $ 37,517,693      38%
                                                 ======================================================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are presented below:

                                                  December 31,  December 30,
                                                      1998        1997
                                                ------------------------------

Deferred tax assets:
   Foreign NOL carryforward                       $ 5,737,854   $ 1,976,509
   Preopening costs                                 2,345,234             -
   Accrued liabilities                              1,018,426     1,370,073
   Other                                              986,179       124,033
                                                ------------------------------
                                                   10,087,693     3,470,615
Valuation allowance                                (3,761,344)            -
                                                ------------------------------
Total deferred tax assets                           6,326,349     3,470,615

Deferred tax liabilities:
  Preopening costs                                          -       279,316
  Property and equipment                           12,361,110    10,527,607
  Basis differences in foreign investments          2,733,543             -
  Other                                               156,097             -
                                                ------------------------------
Total deferred tax liabilities                     15,250,750    10,806,923
                                                ------------------------------
                                                  $ 8,924,401   $ 7,336,308
                                                ==============================

As of December 29, 1998, the Company has net operating loss (NOL)  carryforwards
of  approximately   $16,400,000  for  foreign  tax  purposes   currently  having
indefinite expiration dates.

In fiscal 1998, the Company established a valuation allowance for certain foreign net operating loss carryforwards related to its Australian operations. The Company's ability to utilize these loss carryforwards is largely dependent upon the Australian entity's ability to generate future taxable income. Due to recurring operating losses arising from its foreign operations, the Company believes sufficient uncertainty exists regarding the realization of certain of these losses that a valuation allowance is required.

11. Commitments

The Company has entered into operating lease agreements, subject to certain contingencies, on three additional sites. Such leases generally have initial lease terms of five years and the aggregate future minimum lease payments total approximately $2,507,000.

The Company is in the process of installing new point-of-sale devices and systems in all of its domestic Lone Star Steakhouse restaurants. Additionally, the Company is converting to a database information management system that will provide enhanced capabilities to process and analyze the data provided by the new point-of-sale systems.

The Company expects these systems to be fully implemented by mid-1999. The expenditures are expected to aggregate approximately $13,000,000.

12. Provision for Impaired Assets

In the fourth quarter of 1998, the Company recorded an impairment charge of $4,646,000 reflecting the write-down of certain underperforming restaurants. In accordance with the provisions of SFAS 121, the Company periodically reviews its long-lived assets which are held and used in its restaurant operations for indications of impairment. Based upon that review, the trends in the operations of certain restaurants indicated the undiscounted future cash flows from their operations would be less than the carrying value of the long-lived assets related to the restaurants. The provision charge reflects the difference between the carrying value of the related property and equipment related to such restaurants, and the fair value of these assets based on discounted estimated future cash flows.

13. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1998 and 1997 (in thousands, except per share amounts):

                                                                    1st               2nd           3rd           4th
                                                                  Quarter          Quarter        Quarter       Quarter
                                                                ---------------------------------------------------------

1998 (As restated) (a)
----------------------
Net Sales                                                       $153,514          $141,023       $142,157       $186,440
Restaurant operating income                                       28,886            18,980         13,646         21,906
Income before cumulative effect of a change in
  accounting principle (b)
                                                                  16,127             8,477          4,304          3,503
Cumulative effect of a change
   in accounting principle                                        (6,904)                -              -              -
Net income                                                         9,223             8,477          4,304          3,503
Basic earnings per share                                           0.22               0.21           0.11           0.09
Diluted earnings per share                                         0.22               0.21           0.11           0.09


(a) As previously described in Note 4, the Company adopted the provisions of SOP 98-5 in the fourth quarter of 1998, which requires the Company to expense preopening costs as incurred. The SOP requires the Company to adopt the provisions at the beginning of the year and restate previously reported quarterly earnings set forth above. The restated amounts differ from previously reported quarterly earnings for fiscal 1998 as follows:

                                                1st          2nd          3rd
                                              Quarter      Quarter      Quarter
                                             -----------------------------------
*
Previously reported earnings                 $14,711        $7,027      $3,734
Change in accounting for preopening costs      1,416         1,450         570
                                             ===================================
Restated earnings                            $16,127        $8,477      $4,304
                                             ===================================

Previously reported earnings per share
Basic                                          $0.36         $0.17       $0.10
Diluted                                         0.36          0.17        0.10

(b) The fourth quarter of fiscal 1998 includes a charge to earnings of $2,926,980, net of tax related to a provision for impairment reflecting the write-down of assets for certain under-performing restaurants.

                                         1st          2nd      3rd       4th
                                       Quarter     Quarter   Quarter   Quarter
                                     -------------------------------------------

1997 (Historical)
Net Sales                             $130,256   $133,360   $135,302   $186,440
Restaurant operating income             32,478     32,856     27,807     34,249
Net income                              18,204     18,546     15,055     17,003
Basic earnings per share                 $0.45      $0.45      $0.37      $0.41
Diluted earnings per share               $0.44      $0.44      $0.36      $0.41

Pro forma amounts assuming the
     change in accounting
     principle for preopening
     costs is applied retroactively


      Net income                     $  18,498   $ 18,626   $ 14,382   $ 15,310
      Basic earnings per share            0.45       0.45       0.35       0.37
      Diluted earnings per share          0.45       0.44       0.34       0.37