Form 10-Q
period 1999-03-23
LONE STAR STEAKHOUSE & SALOON INC
filed 1999-05-07
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For quarter ended                         Commission file number
         MARCH 23, 1999                                0-19907


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                             48-1109495
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

           Class                             Outstanding at April 30, 1999
COMMON STOCK, $.01 PAR VALUE                        35,812,766 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                               PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT MARCH 23, 1999 AND DECEMBER 29, 1998                    2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      MARCH 23, 1999 AND MARCH 24, 1998                          3

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWELVE WEEKS ENDED
      MARCH 23, 1999 AND MARCH 24, 1998                          4

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                      7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
      DISCLOSURE ABOUT MARKET RISKS                             13

PART II.  OTHER INFORMATION
ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                March 23,1999 December 29, 1998
                                                                ------------- -----------------
                 ASSETS

Current assets:
    Cash and cash equivalents                                     $  64,933        $  89,847
    Inventories                                                      14,398           15,894
    Other current assets                                              6,156            6,565
                                                                  ---------        ---------
         Total current assets                                        85,487          112,306
Property and equipment, net                                         472,035          461,065
Intangible and other assets, net                                     35,095           35,212
                                                                  ---------        ---------
             Total assets                                         $ 592,617        $ 608,583
                                                                  =========        =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  11,786        $  10,545
    Other current liabilities                                        33,122           34,168
                                                                  ---------        ---------
             Total current liabilities                               44,908           44,713


Deferred income taxes                                                12,406           10,429

Other non-current liabilities
Stockholders' Equity:
    Preferred stock                                                    --               --
    Common stock                                                        358              386
    Additional paid-in capital                                      287,542          314,366
    Retained earnings                                               256,303          248,522
    Accumulated other comprehensive income (loss)                    (8,900)          (9,833)
                                                                  ---------        ---------
             Total stockholders' equity                             535,303          553,441
                                                                  ---------        ---------
             Total liabilities and stockholders' equity           $ 592,617        $ 608,583
                                                                  =========        =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           For the twelve weeks ended
                                                         -----------------------------
                                                         March 23, 1999       March 24, 1998
                                                         --------------       --------------
                                                                                (Restated)

Net sales                                                $ 139,938             $ 153,514
Costs and expenses:
    Costs of sales                                          50,386                57,215
    Restaurant operating expenses                           61,630                61,234
    Depreciation and amortization                            7,232                 6,179
                                                         ---------             ---------

Restaurant costs and expenses                              119,248               124,628
                                                         ---------             ---------
Restaurant operating income                                 20,690                28,886
General and administrative expenses                          8,289                 5,442
                                                         ---------             ---------
Income from operations                                      12,401                23,444

Other income, principally interest                             247                 1,455
                                                         ---------             ---------

Income before income taxes and minority interest            12,648                24,899
Provision for income taxes                                  (4,867)                8,772
                                                         ---------             ---------
Income before cumulative effect of a change
             in accounting principle                         7,781                16,127
Cumulative effect of change in accounting principle
             (net of income tax)                              --                  (6,904)
                                                         ---------             ----------
Net Income                                               $   7,781             $   9,223
                                                         =========             ==========

Basic earnings per share:
    Income before cumulative effect of a change
             in accounting principle                     $    0.21             $    0.39
    Cumulative effect of change in accounting principle       --                   (0.17)
                                                         ---------             ---------
Basic earnings per share                                 $    0.21             $    0.22
                                                         =========             =========

Diluted earnings per share:
    Income before cumulative effect of a change
             in accounting principle                     $    0.21             $    0.38
    Cumulative effect of change in accounting principle        --                  (0.16)
                                                         ---------             ---------
Diluted earnings per share                               $    0.21             $    0.22
                                                         =========             =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              For the twelve weeks ended
                                                                                      ----------------------------------------------
                                                                                      March 23, 1999                 March 24 1998
                                                                                      ---------------              -----------------
Cash flows from operating activities:
   Net income                                                                         $  7,781                     $   9,223
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                   7,232                         6,179
         Cumulative effect of accounting change                                              -                         6,904
         Net change in operating assets and liabilities:
   Change in operating assets                                                            1,948                         1,258
   Change in operating liabilities                                                       2,172                        (3,749)
                                                                                      --------                      -----------
             Net cash provided by operating activities                                  19,133                        19,815

Cash flows from investing activities:
   Purchases of property and equipment                                                 (16,801)                      (17,836)
   Other                                                                                  (408)                       (1,769)
                                                                                      ---------                     -----------
             Net cash used in investing activities                                     (17,209)                      (19,605)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                               12                           406
   Common stock repurchased and retired                                                (26,864)                            -
                                                                                      ---------                     -----------
             Net cash provided by (used) financing activities                          (26,852)                          406

Effect of exchange rate on cash                                                             14                            66
                                                                                      --------                      -----------

      Net increase (decrease) in cash and cash equivalents                             (24,914)                          682

Cash and cash equivalents at beginning of period                                        89,847                       135,997
                                                                                      --------                      -----------
Cash and cash equivalents at end of period                                            $ 64,933                     $ 136,679
                                                                                      ========                      ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                         $  2,713                     $   1,504


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION


      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twelve weeks ended March 23, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K.

      The 1998 condensed consolidated financial statements have been restated to reflect the adoption of SOP 98 Reporting the Costs of Start-Up Activities.


2.    COMPREHENSIVE INCOME

      As of December 31, 1997 the Company adopted Statement of Financial Accounting Standards 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 established new rules for the reporting comprehensive income and its components; however, this statement had no impact upon the Company's net income or stockholders' equity. The statement requires the Company to report separately the foreign currency translation adjustments in stockholders' equity and to include the current year adjustments for such amounts in comprehensive income.

Comprehensive income is comprised of the following (in thousands):

                                     FOR THE TWELVE WEEKS ENDED
                                   MARCH 23, 1999     MARCH 24, 1998
                                   --------------     --------------

Net Income                           $7,781           $ 9,223
Foreign currency
 translation adjustments                933             1,756
                                    -------           -------
                                     $8,714           $10,979
                                    =======           =======



3.    EARNINGS PER SHARE


      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of weighted average shares outstanding for the twelve week periods ended March 23, 1999 and March 24, 1998 were 37,513,971 and 41,165,028, respectively.

      For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if options were exercised during the period presented. The number of shares resulting from this computation of diluted earnings per share for the twelve weeks ended March 23, 1999 and March 24, 1998 was 37,681,381 and 42,235,190,
respectively.

4.    ACCOUNTING CHANGE

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-Reporting the Costs of Start-Up Activities, requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain pre-opening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its financial statements for the year ended December 29, 1998, and retroactoively made it effective the beginning of 1998. The effect of the adoption of the SOP resulted in a charge for the cumulative effect of the accounting change of $6,904,000, net of income taxes of $2,922,000 ($0.17 per share), to expense costs that had been capitalized prior to 1998, this is reflected in the restated condensed consolidated statements of income and cash flows for the twelve weeks ended March 23, 1998.

5.     TREASURY STOCK TRANSACTIONS

In 1998 the Board of Directors authorized the Company to purchase up to 5,900,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to the authorization, the Company purchased 2,798,000 shares of its common stock during the twelve weeks ended March 23, 1999 at an average price of $9.60 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective December 29, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earning. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of the Statement will have a significant effect on its results of operations or financial position.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

      In May 1998 the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998 the Company substantially completed remodel/construction of twelve additional restaurants (including one that was damaged by fire and rebuilt), and anticipates opening all twelve in 1999. The Company opened 45 domestic restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997, and two in 1998. As of March 23, 1999, the Company had not opened any new restaurants, but had sites for eight additional restaurants, six of which were acquired by purchase and two by lease. The Company does not anticipate that any of the eight sites will be constructed or opened in 1999.

      Although the Company believes considerable opportunities exist in the upscale steakhouse market, the Company has temporarily curtailed the development of its upscale steakhouse concepts. Future development will be evaluated on a site- by site basis with no current commitments to open additional upscale units beyond the two Del Frisco's restaurants and three Sullivan's restaurants scheduled to open in 1999, as described below.

      The Company is currently operating three Del Frisco's restaurants and has two additional restaurants under construction; one with approximately 16,000 square feet of space in Rockefeller Plaza in New York City and one in Las Vegas, Nevada. The Company expects to open both of these restaurants in 1999.

      As of March 23, 1999 the Company was operating twelve Sullivan's steakhouse restaurants. In the first quarter of 1999, restaurants were opened in Denver, Colorado and Palm Desert, California. The Company expects to open three more Sullivan's restaurants in 1999 in Chicago, Illinois, Raleigh, North Carolina, and Tucson, Arizona.

      Internationally, there are 41 Lone Star Steakhouse & Saloon restaurants, 40 in Australia, operated through a joint venture, and one in Guam operated by a licensee. Although there are currently no plans for further international development, the Company believes that all of its concepts have international development potential.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of income bear to net sales, and (ii) other selected operating data:

                                                                    TWELVE WEEKS ENDED (1)
                                                               MARCH 23,             MARCH 24,
                                                                 1999                  1998
                                                                 ----               (Restated)
                                                                                       ----
                                                                   (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA:
      Net Sales                                                 100.0%               100.0%
      Costs and expenses:
            Costs of sales...................................    36.0                 37.3
            Restaurant operating expenses....................    44.0                 39.9
            Depreciation and amortization....................     5.2                  4.0
                                                                -----                -----

                 Restaurant costs and expenses...............    85.2                 81.2
                                                                -----                -----


      Restaurant operating income............................    14.8                 18.8
      General and administrative expenses....................     5.9                  3.5
                                                                -----                -----



      Income from operations.................................     8.9                 15.3
      Other income, principally interest.....................     0.2                  0.9


      Income before provision for income taxes ..............     9.1                 16.2
      Provision for income taxes.............................     3.5                  5.7
                                                                -----                -----


      Income before cumulative effect of change
            in accounting principle .........................     5.6                 10.5
      Cumulative effect of change in accounting principle....       -                 (4.5)
                                                                 -----                -----
      Net Income.............................................     5.6%                 6.0%
                                                                 =====                =====



RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (2)  $1,877   $2,137
      Number of restaurants at end of the period                  324      312


(1) The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

(2) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods open during the reporting period, and annualizing the result.

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED MARCH 23, 1999 COMPARED TO TWELVE WEEKS ENDED MARCH 24, 1998

      Net sales decreased $13,536,000 (8.8%) to $139,938,000 for the twelve weeks ended March 23, 1999 compared to $153,514,000 for the twelve weeks ended March 24, 1998 principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the period. The decrease was partially offset by additional sales of $7,619,000 from five new Lone Star restaurants in Australia, and seven Sullivan's restaurants opened since March of 1998.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 36.0% from 37.3% due primarily to lower beef prices. During 1999, the Company began to purchase beef under contracted prices that cover approximately 70% of the Company's estimated usage for the remainder of the year.

      Restaurant operating expenses for the twelve weeks ended March 23, 1999 increased $396,000 from $61,234,000 in the twelve weeks ended March 24, 1998 to $61,630,000, and increased as a percentage of net sales from 39.9% to 44.0%. The absolute dollar increase reflects primarily the impact of operating cost for the twelve new restaurants opened since March of 1998, as well as increased costs related to certain uninsured claim amounts. The increases were partially offset by decreases in labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by a decrease in advertising expenses. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in the quarter.

      Depreciation and amortization increased $1,053,000 (17.0%) in the twelve weeks ended March 23, 1999 over the twelve weeks ended March 24, 1998. The increase is attributable primarily to the twelve restaurants opened since March 1998.

      General and administrative expenses increased $2,847,000 (52.3%) as compared to 1998. The increases in general and administrative expenses were attributable primarily to increased legal costs of $157,000, increased travel and recruiting costs of $1,047,000 related to the recruitment of new managers and increased costs of $431,000 related to expenses incurred in connection with the installation of the new point-of-sale systems as well as the new database information systems. Various other costs increased as a result of the variable costs associated with the increase in the number of restaurants opened since March 1998.

      Other income, principally interest, for the twelve weeks ended March 23, 1999 was $247,000, as compared to $1,455,000 in 1998. The decrease is attributable to reduced funds available for short term investment purposes.

      The effective income tax rates for the twelve weeks ended March 23, 1999 and the twelve weeks ended March 24, 1998 were 38.4% and 38.8%, respectively.

      The cumulative effect of change in accounting principle represents the effect of adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities". The adoption of this statement impacted accounting for pre-opening costs and as a result the Company began to report pre-opening costs as a component of restaurant operating expenses effective December 31, 1997. The cumulative effect of the change in accounting of $6,904,000, net of taxes was recorded on a one time charge in the first quarter of 1998.

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

YEAR 2000 COMPUTER ISSUE

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary.

      In the  fourth  quarter  of 1998 the  Company  committed  to a program  to install new point-of-sale devices and systems in most of its restaurants. In addition, the Company is installing a new data base information system that will provide significant enhancements to its capabilities to process and analyze data provided by the new point-of-sale systems. The Company expects these systems to be fully implemented by mid-1999. The hardware and software providers of the new systems have warranted that the new systems are Year 2000 compliant. The Company believes that certain existing software, hardware and equipment which will continue to be utilized with the new systems are substantially Year 2000 compliant, but will require some modification and replacement; however, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the Company.

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

      For its information technology exposures, to date the Company estimates that it is 90% complete on the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 90% of its testing and has implemented 85% of its remediated systems. Completion of the testing phase for all significant systems is expected by May

15, 1999, with all recommended systems fully tested and implemented by May 31, 1999, with 100% completion targeted for July 31, 1999.

      The Company has queried its significant suppliers and service providers (external agents) that do not share information systems with the Company. To date, the Company is not aware of any external agent with a year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be year 2000 ready. The inability of external agents to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

      The Company will utilize both internal and external resources to reprogram, replace, test and implement the software and hardware equipment for year 2000 modifications. The total cost of the Year 2000 Issue is estimated to be less than $100,000 and the Company expects that most of the costs will be expensed. All costs are being funded through operating cash flow. The projected costs do not include the costs of the new point-of-sale devices and systems and the costs of equipment, software, and installation of the new data base information system previously discussed.

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

                       LONE STAR STEAKHOUSE & SALOON, INC.



LIQUIDITY AND CAPITAL RESOURCES

      The following table presents a summary of the Company's cash flows for each of the twelve weeks ended March 23, 1999 and March 24, 1998 (in thousands).

                                                    Twelve weeks ended
                                                   March 23,    March 24,
                                                     1999         1998
                                                     ----         ----
                                                               (Restated)
Net cash  provided  by  operating activities..     $ 19,133     $ 19,815
 Net cash used in investment activities.......      (17,209)     (19,605)
Net cash provided by (used) financing
  activities..................................      (26,852)         406
Effect of exchange rate on cash...............           14           66
                                                   --------     --------
Net increase (decrease) in cash...............     $(24,914)    $    682
                                                   ========     ========

During the twelve week period ended March 23, 1999, the Company's investment in property and equipment was $16,801,000.

      The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for noncurrent capital expenditures.

      At March 23, 1999, the Company had $64,933,000 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company has entered into three lease agreements for new locations. The Company is not actively negotiating purchase or lease of additional sites.

      During 1998, the Company's Board of Directors authorized the purchase of up to 5,900,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the current year the Company has purchased 2,798,000 shares at a cost of $26,864,000 and since inception of the program it has purchased 5,408,000 shares with a cumulative cost of approximately $63,239,000.

      Beginning in the fourth quarter of 1998, the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. As of March 23, 1999, the Company's exposure for open positions in futures contracts was not significant.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

           Not applicable.

                       LONE STAR STEAKHOUSE & SALOON, INC.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A) EXHIBIT 10.2   EMPLOYMENT AGREEMENT DATED JANUARY 1, 1999 BY AND
                              BETWEEN THE COMPANY AND JOHN D. WHITE

               EXHIBIT 10.6 AMENDMENT TO NON-COMPETITION, CONFIDENTIALITY AND NON-SOLICITATION AGREEMENT BETWEEN THE COMPANY AND JAMIE B. COULTER DATED JANUARY 1, 1999

               EXHIBIT 10.7 EMPLOYMENT AGREEMENT DATED JANUARY 1, 1999 BY AND BETWEEN THE COMPANY AND MICHAEL J. ARCHER

               EXHIBIT 10.8 EMPLOYMENT AGREEMENT DATED JANUARY 1, 1999 BY AND BETWEEN GERALD T. AARON

               EXHIBIT 27     FINANCIAL DATA SCHEDULE

           (B) FORMS ON 8-K   NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & SALOON, INC.
                                        (Registrant)

      Date May 7, 1999                  /S/ John D. White
                                        ------------------------------------
                                        John D. White
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director