Form 10-Q
period 1999-06-15
LONE STAR STEAKHOUSE & SALOON INC
filed 1999-07-30
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                              Commission file number
         June 15, 1999                                      0-19907


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                  48-1109495
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

                 Class                       Outstanding at July 23, 1999
Common Stock, $.01 par value                     35,721,366 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                 Page
                                                                Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at June 15, 1999 and December 29, 1998                     2

      Condensed Consolidated Statements of
      Income for the twelve weeks ended
      June 15, 1999 and June 16, 1998                            3

      Condensed Consolidated Statements of
      Income for the twenty-four weeks ended
      June 15, 1999 and June 16, 1998                            4

      Condensed Consolidated Statements of
      Cash Flows for the twenty-four weeks ended
      June 15, 1999 and June 16, 1998                            5

      Notes to Condensed Consolidated
      Financial Statements                                       6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                      8

Item 3.  Quantitative and Qualitative
      Disclosure about Market Risks                             15

PART II.  OTHER INFORMATION
Items 1 through 3 and Item 5 have been omitted
since the items are either inapplicable or the
answer is negative
Item 4.  Submission of matters to a vote of stockholders        16

Item 6.  Exhibits and Reports on Form 8-K                       16

Signature page                                                  17

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)



                                                                 June 15,1999  December 29, 1998
                                                                 ------------  -----------------
                            ASSETS

Current assets:
    Cash and cash equivalents                                     $  64,152       $ 89,847
    Inventories                                                      13,581         15,894
    Other current assets                                              5,538          6,565
                                                                  ---------       ---------
         Total current assets                                        83,271        112,306

Property and equipment, net                                         474,047        461,065
Intangible and other assets, net                                     34,387         35,212
                                                                  ---------       ---------
            Total assets                                          $ 591,705       $608,583
                                                                  =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   6,983       $ 10,545
    Other current liabilities                                        29,313         34,168
                                                                  ---------       ---------
            Total current liabilities                                36,296         44,713


Deferred income taxes                                                12,406         10,429
Stockholders' Equity:
    Preferred stock
    Common stock                                                        358            386
    Additional paid-in capital                                      287,542        314,366
    Retained earnings                                               263,387        248,522
    Accumulated other comprehensive income (loss)                    (8,284)        (9,833)
                                                                  ---------       --------
            Total stockholders' equity                              543,003        553,441
                                                                  ---------       --------
            Total liabilities and stockholders' equity            $ 591,705       $608,583
                                                                  =========       ========



                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                      For the twelve weeks ended
                                                         -----------------------------------------------------------------
                                                           June 15,1999                        June 16,1998
                                                         -----------------------------   ---------------------------------
                                                                                                (Restated)

Net sales                                                $    134,753                           $    141,023
Costs and expenses:
    Costs of sales                                             47,805                                 53,448
    Restaurant operating expenses                              61,087                                 62,713
    Depreciation and amortization                               6,819                                  5,882
                                                         ------------                           ------------
Restaurant costs and expenses                                 115,711                                122,043
                                                         ------------                           ------------
Restaurant operating income                                    19,042                                 18,980
General and administrative expenses                             8,101                                  7,589
                                                         ------------                           ------------
Income from operations                                         10,941                                 11,391

Other income, principally interest                                333                                  1,373
                                                         ------------                           ------------

Income before income taxes                                     11,274                                 12,764
Provision for income taxes                                      4,191                                  4,287
                                                         ------------                           ------------
Net Income                                               $      7,083                                  8,477
                                                         ============                           ============
Basic earnings per share                                 $       0.20                           $       0.21
                                                         ============                           ============
Diluted earnings per share                               $       0.20                           $       0.21
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

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)


                                                                              For the twenty-four weeks ended
                                                             -----------------------------------------------------------------
                                                                    June 15,1999                        June 16,1998
                                                             -----------------------------   ---------------------------------
                                                                                                         (Restated)

Net sales                                                    $    274,691                           $    294,537
Costs and expenses:
    Costs of sales                                                 98,191                                110,663
    Restaurant operating expenses                                 122,717                                124,414
    Depreciation and amortization                                  14,051                                 11,594
                                                              -----------                           ------------
Restaurant costs and expenses                                     234,959                                246,671
                                                              -----------                           ------------
Restaurant operating income                                        39,732                                 47,866
General and administrative expenses                                16,390                                 13,031
                                                              -----------                           ------------
Income from operations                                             23,342                                 34,835
Other income, principally interest                                    580                                  2,828
                                                              -----------                           ------------

Income before income taxes                                         23,922                                 37,663
Provision for income taxes                                          9,057                                 13,059
                                                              -----------                           ------------
Income before cumulative effect of a change
    in accounting principle                                        14,865                                 24,604
Cumulative effect of change in accounting principle                     -                                 (6,904)
                                                              -----------                           ------------
Net Income                                                   $     14,865                           $     17,700
                                                              ===========                           ============

Basic earnings per share:
  Income before cumulative effect of a change
      in accounting principle                                $       0.41                           $       0.60
  Cumulative effect of change in accounting principle                   -                                  (0.17)
                                                              -----------                           ------------
Basic earnings per share                                     $       0.41                           $       0.43
                                                              ===========                           ============

Diluted earnings per share:
    income before cumulative effect of a change
         in accounting principle                             $       0.40                           $       0.60
    Cumulative effect of change in accounting principle                 -                                  (0.17)
                                                              -----------                           ------------
Diluted earnings per share                                   $       0.40                           $       0.43
                                                              ===========                           ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              For the twenty-four weeks ended
                                                             ---------------------------------------------------
                                                                    June 15,1999                 June 16,1998
                                                             -----------------------------   -------------------
                                                                                                  (Restated)

Cash flows from operating activities:
   Net income                                                       $  14,865               $       17,700
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 14,881                       11,594
         Cumulative effect of accounting change                             -                        6,904
         Net change in operating assets and liabilities:
     Change in operating assets                                         3,387                       (1,667)
     Change in operating liabilities                                   (6,440)                     (10,946)
                                                                     --------                  -----------
             Net cash provided by operating activities                 26,693                       23,585

Cash flows from investing activities:
   Purchases of property and equipment                                (25,344)                     (32,735)
   Other                                                                 (240)                        (431)
                                                                     --------                  -----------
             Net cash used in investing activities                    (25,584)                     (33,166)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                              12                          997
   Common stock repurchased and retired                               (26,864)                     (24,959)
                                                                     --------                  -----------
             Net cash provided by (used in) financing activities      (26,852)                     (23,962)

Effect of exchange rate on cash                                            48                          (10)
                                                                     --------                  -----------

      Net decrease in cash and cash equivalents                       (25,695)                     (33,553)

Cash and cash equivalents at beginning of period                       89,847                      135,997
                                                                     --------                  -----------
Cash and cash equivalents at end of period                          $  64,152               $      102,444
                                                                     ========                  ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                       $   7,316               $        1,504

                             See accompanying notes.

                       Lone Star Steakhouse & Saloon, Inc.

              Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation
     ----------------------

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the twenty-four weeks ended June 15, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K.

      The 1998 condensed consolidated financial statements have been restated to reflect the adoption of SOP 98-5 Reporting the Costs of Start-Up Activities.

      Certain   reclassifications   have  been   made  to  the  1998   condensed
consolidated financial statements to conform to the 1999 presentation.

2.   Comprehensive Income
     --------------------

Comprehensive income is comprised of the following (in thousands):


                                            For the twelve weeks ended       For the twenty-four weeks ended
                                            --------------------------       -------------------------------
                                            June 15, 1999  June 16, 1998      June 15, 1999   June 16, 1998
                                            -------------  -------------      -------------   -------------


Net Income                                    $7,083           $8,477            $14,865         $17,700
Foreign currency translation adjustments         616           (7,746)             1,549         ($5,990)
                                             -------           ------            -------         -------
                                              $7,699           $  731            $16,414         $11,710
                                              ======           ======          =========         =======


3.   Earnings Per Share
     -------------------

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

      The weighted average shares outstanding for the periods presented are as follows (in thousands):


                                            For the twelve weeks ended       For the twenty-four weeks ended
                                            --------------------------       -------------------------------
                                            June 15, 1999  June 16, 1998      June 15, 1999   June 16, 1998
                                            -------------  -------------      -------------   -------------

Basic average share outstanding               35,813          40,780            36,663            40,973
Basic average share outstanding               36,078          41,060            36,845            41,323

4.   Accounting Change
     -----------------

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5-Reporting the Costs of Start-Up Activities (the SOP), requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain pre-opening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its financial statements for the year ended December 29, 1998, and retroactively made it effective the beginning of 1998. The effect of the adoption of the SOP resulted in a charge for the cumulative effect of the accounting change of $6,904,000, net of income taxes of $2,922,000 ($0.17 per share), to expense costs that had been capitalized prior to 1998. This is reflected in the restated condensed consolidated statements of income and cash flows for the periods presented in 1998.

Treasury Stock Transactions
---------------------------

      In 1998, the Board of Directors authorized the Company to purchase up to 5,900,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to the authorization, the Company purchased 2,798,000 shares of its common stock during the twenty-four weeks ended June 15, 1999 at an average price of $9.60 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

5.   Recently Issued Accounting Standards
     ------------------------------------

      In June 1998, the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 2, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of the Statement will have a significant effect on its results of operations or financial position.

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

      In May 1998 the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998 the Company substantially completed remodel/construction of twelve additional restaurants (including one that was damaged by fire and rebuilt), and anticipates opening all twelve in 1999. The Company opened 45 restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997, and two in 1998. As of June 15, 1999, the Company had not opened any new restaurants, but had development sites available for eight additional restaurants, six of which were acquired by purchase and two by lease. The Company does not anticipate that any of the eight sites will be constructed or opened in 1999. During the second quarter of 1999, the Company closed two underperforming domestic Lone Star restaurants. As of June 15, 1999, there were 264 operating domestic Lone Star restaurants.

      Although, the Company believes considerable opportunities exist in the upscale steakhouse market, the Company has temporarily curtailed the development of its upscale steakhouse concepts. Future development will be evaluated on a site-by-site basis with no current commitments to open additional upscale units beyond the two Del Frisco's restaurants and three Sullivan's restaurants scheduled to open in 1999, described below.

      The Company is currently operating three Del Frisco's restaurants and has two additional restaurants under construction; one with approximately 16,000 square feet of space in Rockefeller Plaza in New York City and one in Las Vegas, Nevada. The Company expects to open both of these restaurants in 1999.

      As of June 15, 1999 the Company was operating twelve Sullivan's steakhouse restaurants. In the first quarter of 1999 restaurants were opened in Denver, Colorado and Palm Desert, California. In the second quarter the Company opened a Sullivan's restaurant in Chicago, Illinois. The Company expects to open two more Sullivan's restaurants in 1999 in Raleigh, North Carolina and Tucson, Arizona.

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

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of income bear to net sales, and (ii) other selected operating data:

                                                             Twelve Weeks Ended (1)        Twenty-four Weeks Ended (1)
                                                               June 15,   June 16,            June 15,      June 16,
                                                                 1999      1998                 1999          1998
                                                                 ----      ----                 ----          -----
                                                                               (dollars in thousands)

Income Statement Data:
      Net Sales                                                 100.0%     100.0%              100.0%          100.0%
      Costs and expenses:
            Costs of sales..................................     35.5       37.9                35.7            37.6
            Restaurant operating expenses...................     45.3       44.4                44.7            42.3
            Depreciation and amortization...................      5.1        4.2                 5.1             3.9
                                                                -----       ----                ----           -----

               Restaurant costs and expenses................     85.9       86.5                85.5            83.8
                                                                -----       ----                ----           -----

      Restaurant operating income...........................     14.1       13.5                14.5            16.2
      General and administrative expenses...................      6.0        5.4                 6.0             4.4
                                                                -----       ----                ----           -----

      Income from operations................................      8.1        8.1                 8.5             11.8
      Other income, principally interest....................      0.3        1.0                 0.2              1.0
                                                                -----       ----                ----           -----

      Income before provision for income taxes..............      8.4        9.1                 8.7             12.8
      Provision for income taxes............................      3.1        3.1                 3.3              4.4
                                                                -----       ----                ----           -----

      Income before cumulative effect of change
            in accounting principle.........................      5.3        6.0                 5.4              8.4
      Cumulative effect of change in accounting principle...       --         --                  --             (2.4)
                                                                  ---        ---                 ---             -----

      Net Income............................................      5.3%       6.0%                5.3%             6.0%
                                                                =====      =====                ====             =====

Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)  $1,811     $1,945              $1,843           $2,044
      Number of restaurants at end of the period                  322        315                 322              315


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

Lone Star Steakhouse & Saloon, Inc.

 Twelve Weeks Ended June 15, 1999 Compared to Twelve Weeks Ended June 16, 1998
                          (Dollar amounts in thousands)

      Net sales decreased $6,270 (4.4%) to $134,753 for the twelve weeks ended June 15, 1999 compared to $141,023 for the twelve weeks ended June 15, 1998 principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the period. The decrease was partially offset by additional sales of $6,589 from 2 new Lone Star restaurants in Australia, and 7 Sullivan's restaurants opened since June 1998.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.5% from 37.9% due primarily to improved margins as the result of lower promotional discounting of menu prices and lower beef prices. During 1999, the Company began to purchase beef under contracted prices that cover approximately 70% of the Company's estimated usage for the remainder of the year.

      Restaurant operating expenses for the twelve weeks ended June 15, 1999 decreased $1,626 from $62,713 in the twelve weeks ended June 16, 1998 to $61,087 and increased as a percentage of net sales from 44.4% to 45.3%. The absolute dollar amounts reflect the impact of increased operating costs for the new restaurants opened since June 1998, as well as increased costs related to manager training expenses and certain uninsured claim amounts. The increases were partially offset by decreases in labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by a decrease in building and equipment maintenance expenses. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in the quarter.

      Depreciation and amortization increased $937 (15.9%) in the twelve weeks ended June 15, 1999 over the twelve weeks ended June 16, 1998. The increase is attributable primarily to the restaurants opened since June of 1998 and depreciation beginning in fiscal 1999 related to the installation of new point of sale systems.

      General and administrative expenses increased $512 (6.7%) as compared to 1998. The increases in general and administrative expenses were attributable primarily to costs related to the recruitment of new managers and increased costs related to expenses incurred in connection with the installation of the new point-of-sale systems as well as the new database information systems.

      Other income, principally interest, for the twelve weeks ended June 15, 1999 was $333 as compared to $1,373 in 1998. The decrease is attributable to reduced funds available for short term investment purposes.

      The effective income tax rates for the twelve weeks ended June 15, 1999 and the twelve weeks ended June 16, 1998 were 37.1% and 33.6%, respectively. The increase in the effective tax rate is due primarily to valuation allowances provided in fiscal 1999 related to certain Australian losses.

Lone Star Steakhouse & Saloon, Inc.

   Twenty-four Weeks Ended June 15, 1999 Compared to Twenty-four Weeks Ended
                                 June 16, 1998
                          (Dollar amounts in thousands)

      Net sales decreased $19,846 (6.7%) to $274,691 for the twelve weeks ended June 15, 1999 compared to $294,537 for the twenty-four weeks ended June 16, 1998 principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the period. The decrease was partially offset by additional sales of $14,217 from 2 new Lone Star restaurants in Australia, and 7 Sullivan's restaurants opened since June 1998.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.7% from 37.6% due primarily to improved margins as the result of lower promotional discounting of menu prices and lower beef prices. During 1999, the Company began to purchase beef under contracted prices that cover approximately 70% of the Company's estimated usage for the remainder of the year.

      Restaurant operating expenses for the twenty-four weeks ended June 15, 1999 decreased $1,697 from $124,414 in the twenty-four weeks ended June 16, 1998 to $122,717 and increased as a percentage of net sales from 42.3% to 44.7%. The absolute dollar amounts reflect the impact of increased operating costs for the new restaurants opened since June 1998, as well as increased costs related to manager training expenses and certain uninsured claim amounts. The increases were partially offset by decreases in labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by a decrease in building and equipment maintenance expenses. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in the quarter.

      Depreciation and amortization increased $2,457 (21.2%) in the twenty-four weeks ended June 15, 1999 over the twenty-four weeks ended June 16, 1998. The increase is attributable primarily to the restaurants opened since June of 1998 and depreciation beginning in 1999 related to the installation of new point of sale systems.

      General and administrative expenses increased $3,359 (25.8%) as compared to 1998. The increases in general and administrative expenses were attributable primarily to increased legal costs, increased travel and recruiting costs related to the recruitment of new managers and increased costs related to expenses incurred in connection with the installation of the new point-of-sale systems as well as the new database information systems. Various other costs increased as a result of the variable costs associated with the increase in the number of restaurants opened since June 1998.

      Other income, principally interest, for the twenty-four weeks ended June 15, 1999 was $580 as compared to $2,828 in 1998. The decrease is attributable to reduced funds available for short term investment purposes.

      The effective income tax rates for the twenty-four weeks ended June 15, 1999 and the twenty-four weeks ended June 16, 1998 were 37.9% and 36.4%, respectively. The increase in the effective tax rate is due primarily to valuation allowances provided in fiscal 1999 related to certain Australian losses.

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

      In the fourth quarter of 1998, the Company committed to a program to install new point-of-sale devices and systems in most of its restaurants. In addition, the Company is installing a new data base information system that will provide significant enhancements to its capabilities to process and analyze data provided by the new point-of-sale systems. The Company expects these systems to be fully implemented by September 30,1999. The hardware and software providers of the new systems have warranted that the new systems are Year 2000 compliant. The Company believes that certain existing software, hardware and equipment which will continue to be utilized with the new systems are substantially Year 2000 compliant, but will require some modification and replacement; however, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the Company.

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

      For its information technology exposures, to date the Company estimates that it is 90% complete on the remediation phase and expects to complete software reprogramming and replacement no later than July 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 95% of its testing and has implemented 90% of its remediated systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all recommended systems fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

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

                       Lone Star Steakhouse & Saloon, Inc.


Liquidity and Capital Resources (Dollar amounts in thousands)

      The following table presents a summary of the Company's cash flows for each of the twenty-four weeks ended June 15, 1999 and June 16, 1998.

                                                  Twenty-four weeks ended
                                                  -----------------------
                                              June 15, 1999        June 16, 1998
                                             --------------          (Restated)
                                                                      ---------

Net cash provided by operating activities        $ 26,693              $ 23,585
Net cash used in investment activities            (25,584)              (33,166)
Net cash used in financing activities             (26,852)              (23,962)
Effect of exchange rate on cash                        48                   (10)
                                                ---------               -------
Net decrease in cash                             $(25,695)             $(33,553)
                                                 ========               ========

      During the twenty-four week period ended June 15, 1999, the Company's investment in property and equipment was $25,344.

      The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for non-current capital expenditures.

      At June 15, 1999, the Company had $64,152 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company is not actively negotiating to purchase or lease of additional restaurant sites.

      During 1998, the Company's Board of Directors authorized the purchase of up to 5,900,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the current year, the Company has purchased 2,798,000 shares at a cost of $26,864 and since inception of the program it has purchased 5,408,000 shares with a cumulative cost of approximately $63,239.

      Beginning in the fourth quarter of 1998, the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. As of June 15, 1999, the Company's exposure for open positions in futures contracts was not significant.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risks
            ----------------------------------------------------------
            Not Applicable

LONE STAR STEAKHOUSE & SALOON, INC.


Item 4.   Submission of Matters to a Vote of Stockholders
          -----------------------------------------------

      On May 27, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting the stockholders elected Michael J. Archer and Fred
B. Chaney to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders and until their succesors have been duly elected and qualified. As to the newly elected Directors, there were 32,268,056 votes "For" and 489,701 votes "Withheld" for Michael J. Archer and 32,323,452 votes "For" and 434,306 votes "Withheld" for Fred B. Chaney. In addition, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 28, 1999. As to the ratification of auditors there were 32,702,523 votes "For" 37,167 votes "Against", and 18,068 votes "Abstained.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Exhibits:

          (a)     Exhibit 27 .....................Financial Data Schedule

          (b)     Forms on 8-K..................None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        Lone Star Steakhouse & Saloon, Inc.
                                        (Registrant)


Date July 30, 1999                      /s/John D. White
                                        ----------------------------------------
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director