Form 10-Q
period 1999-09-07
LONE STAR STEAKHOUSE & SALOON INC
filed 1999-10-22
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For quarter ended                                Commission file number
        September 7, 1999                                   0-19907
        -----------------                                   -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                  48-1109495
             --------                                  ----------
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

     Class                                      Outstanding at October 22, 1999
Common Stock, $.01 par value                            33,092,668 shares

                      Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                          Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at September 7, 1999 and December 29, 1998                            2

      Condensed Consolidated Statements of
      Operations for the twelve weeks ended
      September 7, 1999 and September 8, 1998                               3

      Condensed Consolidated Statements of
      Income for the thirty-six weeks ended
      September 7, 1999 and September 8, 1998                               4

      Condensed Consolidated Statements of
      Cash Flows for the thirty-six weeks ended
      September 7, 1999 and September 8, 1998                               5

      Notes to Condensed Consolidated
      Financial Statements                                                  6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                 9

Item 3.  Quantitative and Qualitative                                      17
              Disclosure of Market Risk

PART II.  OTHER INFORMATION
Items 1 through 5 have been omitted
since the items are either inapplicable or the answer is negative

Item 6.  Exhibits and Reports on Form 8-K                                  17

                      LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousandss)
                                   (Unaudited)


                                                            September 7, 1999 December 29, 1998
                                                            ----------------- -----------------

      ASSETS

Current assets:
    Cash and cash equivalents                                     $  71,389   $  89,847
    Inventories                                                      11,876      15,894
    Other current assets                                              4,958       6,565
                                                                ----------- -----------
         Total current assets                                        88,223     112,306

Property and equipment, net                                         449,679     461,065
Intangible and other assets, net                                     33,034      35,212
                                                                ----------- -----------
            Total assets                                          $ 570,936   $ 608,583
                                                                =========== ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  10,672   $  10,545
    Other current liabilities                                        28,146      34,168
                                                               ------------   ---------
            Total current liabilities                                38,818      44,713


Deferred income taxes                                                 4,662      10,429
Stockholders' Equity:
    Preferred stock                                                    --          --
    Common stock                                                        345         386
    Additional paid-in capital                                      276,645     314,366
    Retained earnings                                               258,071     248,522
    Accumulated other comprehensive income (loss)                    (7,605)     (9,833)
                                                               ------------   ---------
            Total stockholders' equity                              527,456     553,441
                                                               ------------   ---------
            Total liabilities and stockholders' equity            $ 570,936   $ 608,583
                                                               ============   =========


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Operations
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                      For the twelve weeks ended
                                      ---------------------------
                                   September 7,1999  September 8,1998
                                   ----------------  ----------------
                                                        (Restated)

Net sales                              $134,801         $142,157
Costs and expenses:
    Costs of sales                       47,314           54,329
    Restaurant operating expenses        62,418           68,208
    Depreciation and amortization         7,483            5,973
    Provision for impaired assets        19,365              --
                                   ------------     ------------
Restaurant costs and expenses           136,580          128,510
                                   ------------     ------------
Restaurant operating income (loss)       (1,779)          13,647
General and administrative expenses       7,651            8,113
                                   ------------     ------------
Income (loss) from operations            (9,430)           5,534

Other income, principally interest          639              861
                                   ------------     ------------

Income (loss) before income taxes        (8,791)           6,395
Provision (benefit) for income taxes     (3,475)           2,091
                                   ------------     ------------
Net income (loss)                     $  (5,316)       $   4,304
                                   ============     ============

Basic earnings (loss) per share       $   (0.15)       $    0.11
                                   ============     ============


Diluted earnings (loss) per share     $   (0.15)       $    0.11
                                   ============     ============



                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                             For the thirty-six weeks ended
                                                          ---------------------------------
                                                          September 7,1999   September 8,1998
                                                          ----------------   ----------------
                                                                               (Restated)

Net sales                                                     $ 409,492       $ 436,694
Costs and expenses:
    Costs of sales                                              145,504         164,992
    Restaurant operating expenses                               185,135         192,622
    Depreciation and amortization                                21,535          17,567
    Provision for impaired assets                                19,365            --
                                                              ---------       ---------
Restaurant costs and expenses                                   371,539         375,181
                                                              ---------       ---------
Restaurant operating income                                      37,953          61,513
General and administrative expenses                              24,040          21,144
                                                              ---------       ---------
Income from operations                                           13,913          40,369
Other income, principally interest                                1,219           3,689
                                                              ---------       ---------

Income before income taxes                                       15,132          44,058
Provision for income taxes                                        5,583          15,150
                                                              ---------       ---------
Income before cumulative effect of a change
    in accounting principle                                       9,549          28,908
Cumulative effect of change in accounting principle                --            (6,904)
                                                              ---------       ---------
Net income                                                    $   9,549       $  22,004
                                                              =========       =========

Basic earnings per share:
  Income before cumulative effect of a change
      in accounting principle                                 $    0.26       $    0.71
  Cumulative effect of change in accounting principle              --             (0.17)
                                                              ---------       ---------
Basic earnings per share                                      $    0.26       $    0.54
                                                              =========       =========

Diluted earnings per share:
    Income before cumulative effect of a change
         in accounting principle                              $    0.26       $    0.71
    Cumulative effect of change in accounting principle            --             (0.17)
                                                              ---------       ---------
Diluted earnings per share                                    $    0.26       $    0.54
                                                              =========       =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                        For the thirty-six weeks ended
                                                       ---------------------------------
                                                       September 7,1999 September 8,1998
                                                       ---------------------------------
                                                                      (Restated)
Cash flows from operating activities:
   Net income                                             $   9,549   $  22,004
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                       23,112      17,567
         Provision for impaired assets                       19,365        --
         Cumulative effect of accounting change                --         6,904
         Net change in operating assets and liabilities:
     Change in operating assets                               5,729         (76)
     Change in operating liabilities                        (11,662)     (9,600)
                                                        ----------- -----------
             Net cash provided by operating activities       46,093      36,799

Cash flows from investing activities:
   Purchases of property and equipment                      (26,970)    (46,357)
   Other                                                        148      (1,585)
                                                        ----------- -----------
             Net cash used in investing activities          (26,822)    (47,942)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                    12         997
   Common stock repurchased and retired                     (37,774)    (32,163)
                                                        ----------- -----------
             Net cash used in financing activities          (37,762)    (31,166)

Effect of exchange rate on cash                                  33          (2)
                                                        ----------- -----------

      Net decrease in cash and cash equivalents             (18,458)    (42,311)

Cash and cash equivalents at beginning of period             89,847     135,997
                                                        ----------- -----------
Cash and cash equivalents at end of period                $  71,389   $  93,686
                                                        =========== ===========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                             $  11,353   $  16,776


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of the thirty-six weeks ended September 7, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1998 Form 10-K.

      The 1998 condensed consolidated financial statements have been restated to reflect the adoption of SOP 98-5 Reporting the Costs of Start-Up Activities.

      Certain   reclassifications   have  been   made  to  the  1998   condensed
consolidated financial statements to conform to the 1999 presentation.

2.          Comprehensive Income

Comprehensive income (loss) is comprised of the following (in thousands):

                                           For the twelve weeks ended               For the thirty-six weeks ended
                                      September  7, 1999   September 8, 1998    September 7, 1999   September 8, 1998
                                      --------------------------------------    -------------------------------------

Net income (loss)                          $(5,316)            $4,304                 $  9,549         $22,004
Foreign currency translation adjustments       679                528                    2,228         ( 5,462)
                                           -------             ------                 --------         --------
Comprehensive income (loss)                $(4,637)            $4,832                 $ 11,777         $16,542
                                           ========            ======                 ========         =======


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

      The weighted average shares outstanding for the periods presented are as follows (in thousands):

                                                 For the twelve weeks ended          For the thirty-six-weeks ended
                                             September 7, 1999  September 8, 1998    September 7, 1999   September 8, 1998
                                             ------------------------------------    -------------------------------------

Basic average share outstanding               35,395               39,236                   36,241            40,394
Diluted average share outstanding             35,395(a)            39,255                   36,394            40,430

(a) Basic and diluted shares outstanding are the same for the twelve-week period ended September 7, 1999, since the diluted share computations would be antidilutive.

4.    ACCOUNTING CHANGE

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5-Reporting the Costs of Start-Up Activities (the SOP), requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain pre-opening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its financial statements for the year ended December 29, 1998, and retroactively made it effective the beginning of 1998. The effect of the adoption of the SOP resulted in a charge for the cumulative effect of the accounting change of $6,904, net of income taxes of $2,922 ($0.17 per share), to expense costs that had been capitalized prior to 1998. This is reflected in the restated condensed consolidated statements of income and cash flows for the periods presented in 1998.

5.    PROVISION FOR IMPAIRED ASSETS

In the third quarter of 1999, the Company recorded an impairment charge of $19,365 reflecting the write-down of certain under-performing restaurants. In accordance with the provisions of SFAS 121, the Company periodically reviews its long-lived assets which are held and used in its restaurant operations for indications of impairment. Based upon that review, the trends in the operations of certain restaurants indicated that the undiscounted future cash flows from their operations would be less than the carrying value of the long-lived assets related to the restaurants. The charge reflects the difference between the carrying value of the related restaurant property and equipment and the fair value of the assets based on discounted estimated future cash flows.

6.    TREASURY STOCK TRANSACTIONS

      In August 1999, the Board of Directors authorized the Company to purchase up to 3,500,000 shares of the Company's common stock in the open market or in privately negotiated transactions. The 1999 action along with similar authorizations in 1998 brings the total shares authorized for repurchase to 9,400,000 shares. Pursuant to the authorizations, the Company purchased 4,093,000 shares of its common stock during the thirty-six weeks ended September 7, 1999, at an average price of $9.23 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

7.    STOCK OPTIONS

      During the thirty-six week period ended September 7, 1999, the Company granted stock options for 581,600 shares of Common Stock at exercise prices ranging from $6.69 to $8.38 per share pursuant to its 1992 stock option plan for employees.

8.    RETIREMENT PLANS

      In August 1999, the Company approved the adoption of two plans, which will provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a non-qualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate, may make contributions of their annual salaries of up to 15% under the 401(k) plan and up to 20% under the deferred compensation plan. The Company is required to make a matching contribution equal to 50% of the employee's contribution. The Company may make additional contributions at the discretion of the Board of Directors. The Plans are effective beginning October 7, 1999.

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 2, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

      In May 1998, the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998, the Company substantially completed remodel/construction of twelve additional restaurants (including one that was damaged by fire and then rebuilt), and anticipates opening two of these restaurants in late 1999 and the remainder in 2000. The Company opened 45 restaurants in 1995, 45 restaurants in 1996, 60 restaurants in 1997, and two in 1998. As of September 7, 1999, the Company had not opened any new restaurants, but had development sites available for eight additional restaurants, six of which were acquired in 1999 by purchase and two by lease. The Company does not anticipate that any of the eight sites will be constructed or opened in 1999. During the second quarter of 1999, the Company closed two underperforming domestic Lone Star restaurants. As of September 7, 1999, there were 264 operating domestic Lone Star restaurants.

      Although, the Company believes considerable opportunities exist in the upscale steakhouse market, the Company has temporarily curtailed the development of its upscale steakhouse concepts. Future development will be evaluated on a site-by-site basis. There are no current commitments to open additional upscale units beyond the two Del Frisco's restaurants and one Sullivan's restaurant scheduled to open in the first half of 2000.

      The Company is currently operating three Del Frisco's restaurants and has two additional restaurants under construction; one with approximately 16,000 square feet of space in Rockefeller Plaza in New York City and one in Las Vegas, Nevada. The Company expects to open both of these restaurants in the first half of 2000.

      As of September 7, 1999, the Company was operating fourteen Sullivan's steakhouse restaurants. In the first three quarters of 1999, Sullivan's steakhouse restaurants were opened in Denver, Colorado; Palm Desert, California and Raleigh, North Carolina. The Company expects to open a Sullivan's restaurant in the first half of 2000 in Tucson, Arizona.

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

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of operations bear to net sales, and (ii) other selected operating data:


                                                             Twelve Weeks Ended (1)     Thirty-six Weeks Ended (1)
                                                            September 7,  September 8,  September 7, September 8,
                                                                   1999         1998       1999         1998
                                                                   ----         ----       ----         ----
                                                                           (dollars in thousands)

Income Statement Data:
      Net sales                                                     100.0%      100.0%     100.0%     100.0%
      Costs and expenses:
            Costs of sales                                           35.1        38.2       35.5       37.8
            Restaurant operating expenses                            46.3        48.0       45.2       44.1
            Depreciation and amortization                             5.5         4.2        5.3        4.0
            Provision for impaired assets                            14.4           -        4.7          -
                                                                    -----        ----       ----       ----

                 Restaurant costs and expenses                      101.3        90.4       90.7       85.9
                                                                    -----        ----       ----       ----

      Restaurant operating income (loss)                             (1.3)        9.6        9.3       14.1
      General and administrative expenses                             5.7         5.7        5.9        4.9
                                                                    -----        ----       ----       ----
      Income (loss) from operations                                  (7.0)        3.9        3.4        9.2
      Other income, principally interest                              0.5         0.6        0.3        0.9
                                                                    -----        ----       ----       ----
      Income (loss) before provision for income taxes                (6.5)        4.5        3.7       10.1
      Provision (benefit) for income taxes                           (2.6)        1.5        1.4        3.5
                                                                    -----        ----       ----       ----
      Income before cumulative effect of change
            in accounting principle                                  (3.9)        3.0        2.3        6.6
      Cumulative effect of change in accounting principle               -           -          -       (1.6)
                                                                    -----        ----       ----       ----
      Net income (loss)                                              (3.9)%       3.0%       2.3%       5.0%
                                                                    =====        ====       ====       ====


Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)    $  1,810    $  1,955   $  1,830   $  2,031
      Number of restaurants at end of the period                      324         318        324        318


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

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED SEPTEMBER 7, 1999 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 8, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales decreased $7,356 (5.2%) to $134,801 for the twelve weeks ended September 7, 1999, compared to $142,157 for the twelve weeks ended September 8, 1998, principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the period. The decrease was partially offset by additional sales of $2,702 from one new Lone Star restaurant in Australia, and four Sullivan's restaurants opened since September 1998.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.1% from 38.2% due primarily to improved margins as the result of lower promotional discounting of menu prices and lower beef prices. During 1999, the Company began to purchase beef under contracted prices that cover approximately 70% of the Company's estimated usage for the remainder of the year.

      Restaurant operating expenses for the twelve weeks ended September 7, 1999 decreased $5,790 from $68,208 in the twelve weeks ended September 8, 1998 to $62,418 and decreased as a percentage of net sales from 48.0% to 46.3%. The decreases were the result of improved operating efficiencies with reductions in the costs of hourly labor, building and maintenance expenses and operating supplies. In addition, the fiscal 1998 period includes the costs incurred in connection with a national advertising campaign, which was not renewed during fiscal 1999. The decreases in fiscal 1999 were offset in part by increased costs for manager salaries, manager training expenses and certain uninsured claim amounts.

      Depreciation and amortization increased $1,510 (25.3%) in the twelve weeks ended September 7, 1999 over the twelve weeks ended September 8, 1998. The increase is attributable primarily to the restaurants opened since September 1998 and depreciation beginning in fiscal 1999 related to the installation of new point-of-sale systems.

      General and administrative expenses decreased $462 (5.7%) as compared to fiscal 1998. The decrease was attributable to elimination in fiscal 1999 of expenses incurred for national advertising production costs and in the reduction of certain professional fees. The reduction of these costs were offset in part by increases in the fiscal 1999 period for costs associated with the installation of the new point-of-sale systems and the new database information systems.

      Provision for impaired assets of $19,365 reflects the charge made in the twelve weeks ended September 7, 1999 for the write down of certain under-performing restaurants. The Company periodically reviews its long-lived assets on a store-by-store basis for indications of impairment.

      Other income, principally interest, for the twelve weeks ended September 7, 1999 was $639 as compared to $862 in 1998. The decrease is attributable to reduced funds available for short-term investment purposes.

      The effective income tax rates for the twelve weeks ended September 7, 1999 and the twelve weeks ended September 8, 1998 were 39.5% and 32.7%, respectively. The increase in the effective tax rate is due primarily to valuation allowances provided related to certain Australian losses.

LONE STAR STEAKHOUSE & SALOON, INC.

THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1999 COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales decreased $27,202 (6.2%) to $409,492 for the thirty-six weeks ended September 7, 1999 compared to $436,694 for the thirty-six weeks ended September 8, 1998, principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the period. The decrease was partially offset by additional sales of $5,429 from one new Lone Star restaurant in Australia, and four Sullivan's restaurants opened since September 1998.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.5% from 37.8% due primarily to improved margins as the result of lower promotional discounting of menu prices and lower beef prices. During 1999, the Company began to purchase beef under contracted prices that cover approximately 70% of the Company's estimated usage for the remainder of the year.

      Restaurant operating expenses for the thirty-six weeks ended September 7, 1999 decreased $7,487 from $192,622 in the thirty-six weeks ended September 8, 1998 to $185,135, and increased as a percentage of net sales from 44.1% to 45.2%. The absolute dollar amounts reflect the impact of increased operating costs for the new restaurants opened since September 1998, as well as increased costs related to manager training expenses and certain uninsured claim amounts. The increases were partially offset by decreases in hourly labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by decreases in costs for operating supplies and building and equipment maintenance expenses. In addition, the fiscal 1998 period includes the costs incurred in connection with a national advertising campaign, which was not renewed during fiscal 1999. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in the fiscal 1999 period.

      Depreciation and amortization increased $3,968 (22.6%) in the thirty-six weeks ended September 7, 1999 over the thirty-six weeks ended September 8, 1998. The increase is attributable primarily to the restaurants opened since September of 1998 and depreciation beginning in 1999 related to the installation of new point-of-sale systems.

      Provision for impaired assets of $19,365 reflects the charge made in the twelve weeks ended September 7, 1999 for the write down of certain under-performing restaurants. The Company periodically reviews its long-lived assets on a store-by-store basis for indications of impairment.

      General and administrative expenses increased $2,896 (13.7%) as compared to 1998. The increase in general and administrative expenses was attributable primarily to increased (i) travel costs incurred in connection with restaurant operation review programs (ii) recruiting costs related to the recruitment of new managers and (iii) costs related to expenses incurred in connection with the installation of the new point-of-sale systems as well as the new database information systems. The increases in general and administrative costs were partially offset by decreases attributable to (i) the elimination in fiscal 1999 of expenses incurred for national advertising production costs and (ii) the reduction of certain professional fees.

      Other income, principally interest, for the thirty-six weeks ended September 7, 1999 was $1,219 as compared to $3,689 in 1998. The decrease is attributable to reduced funds available for short-term investment purposes.

      The effective income tax rates for the thirty-six weeks ended September 7, 1999 and the thirty-six weeks ended September 8, 1998 were 36.9% and 35.7%, respectively. The increase in the effective tax rate is due primarily to valuation allowances provided in fiscal 1999 related to certain Australian losses.


                                      -`2-

      The cumulative effect of change in accounting principle represents the effect of adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities". The adoption of this statement impacted accounting for pre-opening costs and as a result the Company began to report pre-opening costs as a component of restaurant operating expenses effective December 30, 1997. The cumulative effect of the change in accounting of $6,904, net of taxes, was recorded as a one-time charge in the first quarter of 1998.

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

      In the fourth quarter of 1998, the Company committed to a program to install new point-of-sale devices and systems in most of its restaurants. In addition, the Company committed to installing a new data base information system that will provide significant enhancements to its capabilities to process and analyze data provided by the new point-of-sale systems. These systems have now been fully implemented. The hardware and software providers of the new systems have warranted that the new systems are year 2000 compliant. The Company has substantially completed the modifications and replacement of its software, hardware and equipment which it will continue to utilize with the new systems and believes such systems are substantially year 2000 compliant.

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

      For its information technology exposures, the Company has completed the remediation and software reprogramming and replacement phases. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed its testing and implemented 100% of its remediated systems. Completion of the testing phase for all significant systems was completed in July 1999 and all significant systems have been fully tested.

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

      The Company has utilized both internal and external resources to reprogram, replace, test and implement the software and hardware equipment for year 2000 modifications. The total cost of the year 2000 issue was not significant and the Company expensed most of the costs. The costs do not include the costs of the new point-of-sale devices and systems and the costs of equipment, software, and installation of the new data base information system previously discussed.

      Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner In the event that the Company's efforts to prepare and deal with the year 2000 issue are not substantially successful in a timely manner, the Company might be unable to process transactional and financial reporting information. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company is considering contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, alternate vendors where available, manual workarounds, increasing inventories, and adjusting staffing strategies.

                       LONE STAR STEAKHOUSE & SALOON, INC.


LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS)

      The following table presents a summary of the Company's cash flows for each of the thirty-six weeks ended September 7, 1999 and September 8, 1998.

                                                                    Thirty-six weeks ended
                                                           September 7, 1999   September 8, 1998
                                                                                    (Restated)
Net cash provided by operating activities..............     $  46,093             $  36,799
Net cash used in investment activities.................       (26,822)              (47,942)
Net cash used in financing activities..................       (37,762)              (31,166)
Effect of exchange rate on cash........................            33                   (27)
                                                            ---------             ---------
Net decrease in cash...................................     $ (18,458)            $ (42,311)
                                                            =========             =========


      During the thirty-six week period ended September 7, 1999, the Company's investment in property and equipment was $26,970.

      The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered a source of financing for non-current capital expenditures.

      At September 7, 1999, the Company had $71,389 in cash and cash equivalents. While the Company has not established a credit facility, the Company believes it could establish a facility on suitable terms. The Company is not actively negotiating to purchase or lease additional restaurant sites.

            During 1999 and 1998, the Company's Board of Directors authorized the purchase of up to 9,400,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the current year, the Company has purchased 4,093,000 shares at a cost of $37,774 and since inception of the program it has purchased 6,703,000 shares with a cumulative cost of approximately $74,149.

      In August 1999, the Company approved the adoption of two plans, which will provide retirement benefits to its participants. The salary reduction plans are provided through a qualified 401(k) plan and a non-qualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate, may make contributions of their annual salaries of up to 15% under the 401(k) plan and up to 20% under the deferred compensation plan. The Company is required to make a matching contribution equal to 50% of the employee's contribution. The Company may make additional contributions at the discretion of the Board of Directors. The Plans are effective beginning October 7, 1999.

      Beginning in the fourth quarter of 1998, the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. As of September 7, 1999, the Company's exposure for open positions in futures contracts was not significant.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk
             Not applicable


Item 6.    Exhibits and Reports on Form 8-K
             Exhibits:
              (a)  Exhibit 27 .....................Financial Data Schedule

              (b)  Forms on 8-K.....   .............None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & SALOON, INC.
                                        (Registrant)

 Date:  October 22, 1999                /s/ John D. White
                                        ----------------------------------------
                                        John D. White
                                        Chief Financial and Principal Accounting
                                        Officer, Executive Vice President,
                                        Treasurer and Director