Form 10-K
period 1999-12-29
LONE STAR STEAKHOUSE & SALOON INC
filed 2000-03-31
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 28, 1999

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
(State or other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)

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

      As of March 21, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $218,369,493. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 21, 2000, there were 26,887,952 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                    TABLE OF CONTENTS
                                    -----------------

ITEM                                                                       PAGE

                                     PART I

1. Business....................................................................3
2. Properties.................................................................13
3. Legal Proceedings..........................................................15
4. Submission of Matters to a Vote of Security Holders........................15

                                     PART II

5. Market for the Registrant's Common Equity and Related Stockholder Matters..15
6. Selected Financial Data....................................................16
7. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...............................................................18
7a. Quantitative and Qualitative Disclosures about Market Risk................25
8. Financial Statements and Supplementary Data................................25
9. Changes in and Disagreements with Accountants on Accounting and Financial
   Disclosure.................................................................25

                                    PART III

10. Directors and Executive Officers of the Registrant........................26
11. Executive Compensation....................................................26
12. Security Ownership of Certain Beneficial Owners and Management............26
13. Certain Relationships and Related Transactions............................26

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........26
    Signatures................................................................27

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in costs of food, retail merchandise, labor, and employee benefits, our ability to continue to acquire and retain prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although we believe that the assumptions underlying the forward-looking statements included in this Annual Report will prove to be accurate, in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our forward-looking statements may be identified by words such as "believes," "expects," "anticipates," intends," "estimates" or similar expressions.

Item 1.   BUSINESS

BACKGROUND

      As of March 21, 2000, Lone Star Steakhouse & Saloon, Inc. (the "Company") owned and operated a chain of 241 mid-priced, full service, casual dining restaurants located in the United States, which operate under the trade name Lone Star Steakhouse & Saloon ("Lone Star" or "Lone Star Steakhouse & Saloon"), and 18 upscale steakhouse restaurants, four operating as Del Frisco's Double Eagle Steak House restaurants and 14 operating as Sullivan's Steakhouse restaurants. In addition, a licensee operates three Lone Star restaurants in California and a licensee operates a Del Frisco's restaurant in Orlando.

      Internationally, the Company owns a 65% interest in a joint venture (the "Australian Joint Venture"), which operates 40 Lone Star Steakhouse & Saloon restaurants. In addition, a licensee operates a Lone Star Steakhouse & Saloon restaurant in Guam. In Canada, a licensee will open a Lone Star themed restaurant under the trade name Texas Star Steakhouse & Saloon in the summer of 2000. The Company does not own exclusive rights to the Lone Star name in Canada. Steak continues to be one of the most frequently ordered dinner entrees at restaurants. In 1999, the United States Department of Agriculture estimated the average annual per capita consumption of beef to be 69.2 pounds, up slightly from 1998. Company management believes the limited menu of its restaurants, which concentrates primarily on high quality USDA choice-graded steaks, and the appeal of its "Texas Roadhouse" ambiance, distinguishes the Lone Star restaurants and provides the Company with a competitive advantage.

      During 1999, the Company opened one new domestic Lone Star restaurant and opened four Sullivan's restaurants. In addition, the Company's licensee in California opened one restaurant.

      In May, 1998, the Company suspended development of new Lone Star restaurants. During 1998, the Company completed the remodel/construction of 12 additional Lone Star restaurants (including one that was damaged by fire and rebuilt), but opened only one in 1999. The Company expects to open the remaining restaurants, but due to the high standards it requires in staffing new restaurants and the extremely tight labor market, the Company is currently uncertain as to when the units will open. See "Expansion Strategy."

      The Company closed 24 under-performing Lone Star restaurants and one Mexican food restaurant on January 4, 2000. The Company owns ten of the closed locations and fifteen are leased.

The Company is currently seeking to sell substantially all of the closed properties. Closing the under-performing restaurants will allow the Company to continue focusing on its existing program of additional staffing and operating improvements in the remaining restaurants.

      The Company has positioned itself as "The Steak Company." In support of this strategy, in September, 1995, the Company acquired the Del Frisco's Double Eagle Steak House restaurant located in Dallas, Texas, including the intellectual property rights, marks and trade name. In addition, the Company acquired the Del Frisco's restaurant under construction in Fort Worth, Texas, which opened in April 1995. The third Del Frisco's restaurant opened in Denver, Colorado in January 1997 and the Company opened its fourth Del Frisco's restaurant in Rockefeller Center in New York, New York on March 7, 2000.

      The Company's upscale position is further supported by its creation and development of another upscale steak restaurant concept, which utilizes the trade name Sullivan's Steakhouse ("Sullivan's). The Company opened two Sullivan's restaurants in 1996, two in 1997, six in 1998 and four in 1999. The Sullivan's restaurant in Tucson, Arizona is scheduled to open in the summer of 2000.

      The Company's focus on selection, training and in-store execution along with Lone Star's new marketing initiatives, the successful creation of the Sullivan's upscale concept and the development of the Del Frisco's Double Eagle Steak House concept, set the Company apart from other restaurant companies that operate steakhouse restaurants.

RESTAURANT CONCEPTS

      Lone Star restaurants are positioned as "destination restaurants" that attract loyal clientele. The Lone Star restaurants embrace a Texas-style concept that features Texas artifacts and country and western music. The authentic "Texas Roadhouse" concept was developed to capitalize on the enduring popularity of Texas related themes. Lone Star is further distinguished by its high quality, USDA choice-graded steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order. Meals are generous "Texas-sized" portions and full bar service is available. The exciting and vibrant atmosphere created by the restaurants' "Texas Roadhouse" ambiance includes neon beer signs and specially selected upbeat country and western music. The decor includes planked wooden floors, dim lighting, flags and other Texas memorabilia, all of which enhance the casual dining experience and establish a distinct identity. Lone Star restaurants are open seven days a week and most serve both lunch and dinner with an average check per customer for 1999 of approximately $10.50 at lunch and $17 at dinner.

      Del Frisco's Double Eagle Steak House is designed to serve a sophisticated clientele, including business related dining occasions and is the recipient of the prestigious Ivy Award and has been elected to the fine dining hall of fame. The Del Frisco's concept embraces an elegant and timeless early twentieth century motif. The concept features old ways of cooking, such as master broiling and roasting. Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces, separate dining rooms and soft background music. All of these elements enhance the dining experience and establish a distinct identity for the Del Frisco's restaurant. Del Frisco's is further distinguished by its high quality, USDA prime-graded steaks which are hand cut in each restaurant. Del Frisco's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $68.

      Sullivan's Steakhouse was named after the legendary boxer, John L. Sullivan, and embraces a Chicago style 1940's steakhouse theme with nostalgic influences that feature jazz and swing music. In 1997 Sullivan's was named the hot concept of the year by Nation's Restaurant News. The bar features live jazz music several nights a week. The decor includes an open kitchen, separate dining rooms, dark wood paneling, carpeted floors, warm lighting, and white tablecloths. Sullivan's is distinguished by its high quality, Certified Angus BeefTM steaks, chops, and seafood. Most Sullivan's restaurants serve dinner only, and are open Monday through Saturday with an average guest check of approximately $47.

CORPORATE STRATEGY

     The Company believes it can continue to distinguish itself in the upscale market by employing many of the strategies that have been successful in the mid-priced steakhouse market. The Company will continue to emphasize attentive service and consistent, high quality food products. See "Restaurant Concepts" for a description of the elements of these concepts.

     While the Company still believes that it can substantially develop all of its concepts, it suspended its aggressive growth of the Lone Star concept in 1998 to focus on the implementation of certain improvement initiatives in existing restaurants, which involved the following elements:

1. Curtailing development of new restaurants, temporarily reducing the need for additional managers.

2. Focusing on existing Lone Star restaurants in order to improve operational consistency and guest satisfaction.

     / / Improving the experience and effectiveness of District Managers and reducing the span of control, permitting them to increase time spent in the restaurants coaching and training personnel.

     / / Adding an additional support manager at the unit level, resulting in one General Manager and four support managers: Kitchen Manager, Assistant Kitchen Manager, Service Manager, and Bar Manager.

3. Improving management and financial systems including installing Point of Sale (P.O.S.) systems in all units, to reduce the manual administrative functions required of management thus enabling them to focus on guest satisfaction and proper training of staff.

     / / Re-emphasizing the Operations Review Process which occurs every four weeks and brings management together on a regional, district, and unit level to review and discuss operational issues, procedures, best practices and policies.

     / / Improving the labor matrix which tracks all positions at the unit level and allows the Company to monitor the adequacy of staffing and development in all units on a daily basis to insure proper staffing levels at all restaurants.

4.  Improving  quality of management.

     / / In addition to providing career paths leading to promotion from within, the Company utilizes the services of more than 20 executive recruiters to identify and screen experienced restaurant managers for consideration.

     / / The Company's competitive position has been enhanced by ongoing improvements in the process of identifying, recruiting, testing and training of management personnel.

5.   Testing of marketing and advertising programs.

     / / As markets or groups of restaurants achieve operational consistency and higher staffing levels, advertising and marketing tests are being implemented to invite new customers to visit the restaurant.

      Some of the improvement initiatives were completed in 1998 and 1999 and certain of the improvement initiatives represent ongoing efforts on behalf of the Company. The Company remains fully committed to the continuous improvement of these initiatives.

      In 1999, the Company implemented new P.O.S. systems in all of its Lone Star restaurants and, in order to better utilize the expanded unit level data provided by the P.O.S. systems, the Company also installed an enterprise resource planning software, which provides enhanced reporting capabilities, comprehensive HR tracking, improved fixed asset management and access to detailed historical information.

      The  Company  believes  that  all  of  its  concepts  have   international
development opportunities, and development in Australia is substantially complete for the Lone Star concept. Until the Company completes the domestic operations improvement initiatives there is no active plan for further international development of any of the Company's restaurants.

UNIT ECONOMICS

      The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and occupancy costs. The Company's Lone Star restaurants averaged approximately $1.75 million in sales on an annualized basis during 1999. Of the 241 Lone Star restaurants open at March 21, 2000, 87 were leased facilities and had an average cash investment of approximately $1.0 million and 154 were owned and had an average cost for land acquisition, construction and equipment of approximately $1.9 million.

      The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurant and Sullivan's restaurant will range from $3.0 million to $5.0 million. The Del Frisco's which opened in New York City on March 7, 2000, cost approximately $13 million to complete and contains approximately 16,500 square feet. The New York Del Frisco's will also serve lunch Monday through Friday.

MENU

      The dinner menu at a Lone Star restaurant features a limited selection of high quality, specially seasoned and mesquite grilled steaks, prime rib, ribs, chicken, fish, shrimp and various combinations. Most dinners offer a complete meal including salad, bread and butter and a choice of baked potato, baked sweet potato, steak fries or Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon steaks, ribs, soups and salads. Depending on local availability and quality, a fresh fish selection is also offered at lunch and dinner. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 9% of the restaurant's net sales.

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

SITE SELECTION

      The Company believes the site selection process is critical in determining the potential success of a particular restaurant and senior management devotes significant time and resources to analyzing each prospective site. A variety of factors are considered in site selection. These include the specific steakhouse concept to be developed, local market demographics, and site visibility. Consideration is given to accessibility and proximity to significant generators of potential customers such as major retailers, retail centers and office complexes, office and hotel concentrations, and entertainment centers (stadiums, arenas, theaters, etc.). The Company also reviews potential competition and attempts to analyze the profitability of other national chain restaurants operating in the area.

      The Company will continue to purchase additional sites in the future, when it is cost effective. The Company utilizes a prototype building for its Lone Star restaurants when it acquires or leases vacant land. Currently, there are 93 prototype units open and six prototype units are completed but not opened. Leases are negotiated generally with initial terms of three to five years, with multiple renewal options. The Company has generally required between 150 and 280 days after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

      Of the four Del Frisco's open as of March 21, 2000, two are owned and two are leased and the Company has entered into a lease agreement for one additional Del Frisco's restaurant in Las Vegas, Nevada. Of the fourteen Sullivan's restaurants, twelve are leased and two are owned. The Company has entered into one lease agreement for an additional Sullivan's which is currently under construction in Tuscon, Arizona.

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

      The original Del Frisco's restaurant in Dallas, Texas is approximately 10,000 square feet and seats approximately 350 persons. In the first quarter of 1998 an extended wine cellar and a cigar bar were added with private dining available in the wine cellar. The Ft. Worth, Texas and Denver, Colorado Del Frisco's restaurants are approximately 8,000 and 12,000 square feet and seat approximately 300 and 360 persons, respectively. In addition, Del Frisco's features a bar area adjacent to the dining room primarily to accommodate customers waiting for tables. The New York City location is approximately 16,500 square feet and the Las Vegas location will be approximately 11,000 square feet. Future Del Frisco's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers.

      The first Sullivan's restaurant, in Austin, Texas was 7,500 square feet and included a dining area for approximately 180-200 customers. In 1997 this restaurant was expanded by 4,500 square feet to accommodate additional dining. This location now seats 320 customers. A separate jazz bar area called "Ringside" is utilized at the Baton Rouge, Louisiana, Dallas and Houston, Texas Sullivan's restaurants. The Sullivan's bar area is separate from the dining room and is designed to be a destination unto itself, featuring live jazz music six nights a week and an upbeat, convivial atmosphere. Future Sullivan's restaurants are planned to be approximately 8,000-9,000 square feet and will include a dining area for approximately 175-200 customers.

EXPANSION STRATEGY - LONE STAR STEAKHOUSE AND SALOON RESTAURANTS

      As of March 21, 2000, the Company had eleven restaurants where construction is substantially completed, but will not open for business until such time as the restaurants can be adequately staffed with personnel who meet the Company's required standards.

      As of March 21, 2000, the Company had sites for eight additional restaurants, six of which were acquired by purchase and two by lease. The Company does not currently anticipate that any of the eight sites will be constructed or opened in 2000.

      Internationally, a licensed Lone Stark style restaurant is currently scheduled to open in Canada under the name Texas Star Steakhouse and Saloon in mid year 2000.

EXPANSION INTO UPSCALE MARKETS

      In September 1995, the Company entered the upscale steakhouse niche by acquiring the intellectual property rights, marks and trade name of Del Frisco's Double Eagle Steak House. The Del Frisco's restaurants are located in Dallas and Ft. Worth, Texas, Denver, Colorado and New York City. The Company also became the licensor of a Del Frisco's restaurant in Orlando, Florida. The Company has no plans for future licensing of the Del Frisco's concept. The Company expects to open a Del Frisco's restaurant in Las Vegas, Nevada in the summer of 2000.

      The Company developed and opened a second upscale steak restaurant concept, Sullivan's Steakhouse. Two Sullivan's restaurants were opened in 1996 with the first unit opening in Austin, Texas. The Company opened two Sullivan's in 1997, six in 1998 and four in 1999. The Company expects to open one Sullivan's restaurant in 2000 in Tuscon, Arizona.

      The Company has temporarily curtailed the development of both upscale steakhouse concepts while it digests the recent expansion program in an effort to ensure proper staffing and execution in all upscale restaurants. Future development will be evaluated on a site by site basis with no current commitments to open additional upscale units beyond one Del Frisco's in Las Vegas and one Sullivan's restaurant in Tucson, Arizona, both of which are scheduled to open in the summer of 2000.

MARKETING

      Lone Star Steakhouse & Saloon restaurants are "destination location restaurants" that focus on the mid-priced full service casual dining market segments. The Company has relied principally on its commitment to customer service, an excellent price-value relationship and the unique "Texas Roadhouse" ambiance of its restaurants to attract and retain customers. Accordingly, the Company has focused its resources on providing its customers with superior service, value and an exciting and vibrant atmosphere, and has relied primarily on word of mouth to attract new customers. The Company also utilizes radio and billboard advertising to promote its restaurants and build customer awareness. The Company also employs some print and direct mail advertising, and conducts some local restaurant promotions. To create additional Lone Star name recognition and customer identification, the Company sells T-shirts and other items bearing the Lone Star name and logo. In 1998, the Company spent approximately $4,300,000 for a radio and television advertising campaign in markets covering approximately 45% of the domestic Lone Star's. The results were disappointing and the marketing expenditures were put on hold until the Company completed the operations improvement initiatives in the existing restaurants. (See "Restaurant Operations and Management.") In October 1999, the Company tested television and radio advertising in four markets which included 16 restaurants. In January 2000, an additional test was implemented in three other markets, which included 26 additional restaurants. The Company anticipates more markets will be tested throughout 2000.

      Sullivan's and Del Fisco's both utilize print and radio along with charitable events promotions throughout the year.

RESTAURANT OPERATIONS AND MANAGEMENT

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

      A typical Lone Star management team consists of one general manager and three managers. The Company is currently in the process of hiring an additional management position for each of its restaurants, which would bring the management team to one General Manager and four support managers for each restaurant. Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a district manager who reports to a regional manager. Restaurant managers complete an eight-week training program during which they are instructed in all areas of the operation including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability avoidance and employee relations. Restaurant management is also provided with a proprietary operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with restaurant managers, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified operating targets. Senior management regularly visits Company restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

      The Company's commitment to customer service and satisfaction is evidenced by several practices and policies, including periodic visits by restaurant management to customers' tables, active involvement of restaurant management in responding to customer comments, and assigning wait persons to a limited number of tables, generally three for dinner and four for lunch. Teamwork is emphasized through a runner system for delivering food to the tables that is designed to serve customers in an efficient and timely manner.

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

PURCHASING

      Approximately 60% of the consumable products used in the restaurants are distributed through and delivered by a single vendor. The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverage products from local or national suppliers. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the Company for payment. The Company does not maintain a central product warehouse or commissary. The Company has not experienced any significant delays in receiving restaurant supplies and equipment. From time to time, the Company engages in forward pricing and may consider other risk management strategies with regard to its meat and other food costs in order to minimize the impact of potential fluctuations in prices. This practice could help stabilize the Company's food costs during times of fluctuating prices. As of March 21, 2000, the Company has no forward pricing contracts.

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

      During 1999, the Company completed implementation of a P.O.S. system at a cost of approximately $8 million, which has allowed the Company to better control its restaurant operations and improve its operating efficiencies. In addition, the Company rolled out enterprise resource software at a cost of approximately $5 million, which provides enhanced reporting capabilities, comprehensive HR tracking, improved asset management controls and reporting, as well as improved access to detailed historical information. Additionally, the enterprise resource planning software provides an ongoing platform for continued enhancements to the Company's financial reporting, analysis and control capabilities.

COMPETITION

      Competition  in the  restaurant  industry  is  increasingly  intense.  The
Company operates primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that its concepts, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. While the Company believes its restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. The Company also competes with other restaurants and retail establishments for sites and employees. Many of the Company's competitors are well established and certain competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that its ability to compete will depend upon attracting and retaining high quality employees and continuing to offer high quality, competitively priced food in a full service, distinctive dining environment.

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

TRADEMARKS

      The Company regards its marks, Lone Star Steakhouse & Saloon(R), Lone Star Cafe(R), Del Frisco's(R) Double Eagle Steak House(R), and Sullivan's Steakhouse(R) as having significant value and as being an important factor in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas. However, the Company believes such uses will not have a material adverse effect on the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks the Company has obtained registration of its marks in numerous foreign countries.

EMPLOYEES

      As of March 21, 2000, the Company employed approximately 18,180 persons, 9 of whom are executive officers, 92 of whom are office support personnel, 9 of whom are regional managers, 21 of whom are district managers, approximately 990 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.

      As of March 21, 2000, the Company leased 87 and owned 154 of its Lone Star restaurant locations. At such date, the Company leased two and owned two Del Frisco's restaurants locations and had one leased location under construction. Of the 14 Sullivan's restaurants which are opened, 12 are leased, two are owned, and an additional leased location is under construction. Lease terms are generally five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent and some provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

      The Company closed 24 under-performing Lone Star restaurants and one Mexican food restaurant on January 4, 2000. The Company owns ten of the closed locations and fifteen are leased. The Company currently is seeking to sell substantially all of the closed properties.

                    RESTAURANT LOCATIONS AS OF MARCH 21, 2000


     The following table sets forth the location of the Company's existing, open domestic Lone Star Steakhouse & Saloon (241) Restaurants,
         Del Frisco's (4) restaurants, and Sullivan's (14) restaurants


LONE STAR         Carbondale        MASSACHUSETTS      Fayetteville        TENNESSEE
---------         Champaign         Boston             Greensboro (2)      Jackson
                  Chicago (11)                         Greenville          Johnson City
ALABAMA           Decatur           MICHIGAN           Jacksonville        Memphis (2)
Anniston          Hodgkins          Ann Arbor          Raleigh (3)
Birmingham (2)    Mt. Vernon        Battle Creek       Rocky Mount
Huntsville        Peoria            Bay City           Salisbury           UTAH
Mobile            Rockford          Brighton           Southern Pines      Centerville
Montgomery        Springfield       Dearborn Heights   Winston-Salem       Layton
Trussville                          Detroit (6)                            Salt Lake City
Tuscaloosa        INDIANA           Grand Rapids       NORTH DAKOTA
                  Anderson          Jackson            Fargo               VIRGINIA
ALASKA            Evansville        Saginaw                                Alexandria
Anchorage         Ft. Wayne                            OHIO                Centreville
                  Indianapolis (4)  MISSISSIPPI        Akron               Chesapeake
ARIZONA           Lafayette         Hattiesburg        Canton              Fairfax
Mesa              Merrillville      Jackson            Cincinnati (2)      Fredericksburg
Phoenix (4)       South Bend                           Cleveland (3)       Herndon
                  Terre Haute       MISSOURI           Columbus (4)        Norfolk
ARKANSAS                            Branson            Dayton (2)          Potomac Mills
Ft. Smith         IOWA              Independence       Lancaster           Richmond (3)
Little Rock       Cedar Rapids      Kansas City        Middletown          Sterling
Springdale        Coralville        Springfield        Niles               Virginia Beach
                  Davenport         St. Louis (5)      Springfield
COLORADO          Des Moines                           Toledo (2)          WEST VIRGINIA
Colorado Springs  Waterloo          NEBRASKA           Youngstown          Beckley
Denver  (6)                         Lincoln                                Charleston
Ft. Collins       KANSAS            Omaha (2)          OKLAHOMA            Huntington
Loveland          Garden City                          Lawton
                  Hutchinson        NEVADA             Oklahoma City       WISCONSIN
DELAWARE          Overland Park     Las Vegas (4)      Tulsa               Racine
Dover
Wilmington (2)    KENTUCKY          NEW JERSEY         PENNSYLVANIA        SULLIVAN'S
                  Bowling Green     Atlantic City      Allentown           Anchorage,  AK
FLORIDA           Florence          Bridgewater        Easton              Austin, TX
Bradenton         Lexington         Cherry Hill        Harrisburg          Baton Rouge, LA
Clearwater        Louisville        Delran             Johnstown           Charlotte,  NC
Ft. Lauderdale                      Hanover Township   King of Prussia     Chicago, IL
Ft. Myers         LOUISIANA         Hazlet             Lancaster           Dallas, TX
Gainesville       Baton Rouge (2)   Marlton            Middletown          Denver, CO
Lakeland          Lafayette         Ocean County       Philadelphia        Houston, TX
Ocala             Monroe            Scotch Plains      Pittsburgh (5)      Indianapolis, IN
Orlando           New Orleans (3)   Turnersville       Pottstown           King of Prussia, PA
Pensacola                           Voorhees           Reading             Naperville, IL
Port Richey       MARYLAND          Wayne              Scranton            Palm Desert, CA
Sarasota          Bel Air                              Wilkes-Barre        Raleigh, NC
St. Petersburg    Columbia          NEW MEXICO         York                Wilmington, DE
Tampa             Frederick         Albuquerque
                  Gaithersburg                         RHODE ISLAND
GEORGIA           Laurel            NEW YORK           Warwick             DEL FRISCO'S
Atlanta           Lexington Park    Albany                                 Denver, CO
Augusta           Waldorf                              SOUTH CAROLINA      Dallas, TX
                  Westminster       NORTH CAROLINA     Greenville          Fort Worth, TX
IDAHO                               Asheville          Myrtle Beach (2)    New York, NY
Boise                               Boone
                                    Charlotte (4)      SOUTH DAKOTA
ILLINOIS                            Durham             Sioux Falls
Bloomington
Bradley


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 28, 1999.


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

                                         Bid Prices
                                         ----------
   Calendar 1999              High                       Low
   -------------              ----                       ---
 First Quarter               11 1/4                      6 5/8
 Second Quarter              12 3/8                      9 7/16
 Third Quarter               10 7/16                     7 1/4
 Fourth Quarter              10 1/8                      7


                                         Bid Prices
                                         ----------
  Calendar 1998               High                       Low
  -------------               ----                       ---
 First Quarter               23 7/16                     17 1/8
 Second Quarter              23 1/4                      12 1/2
 Third Quarter               14 1/8                       6
 Fourth Quarter               9 1/4                       6 5/8


DIVIDENDS

      The Company has not paid any cash dividends on its Common Stock.

NUMBER OF STOCKHOLDERS

      As of March 21, 2000, there were approximately 520 holders of record of the Company's Common Stock. The Company believes there are in excess of 15,000 beneficial owners of the Company's Common Stock.


Item 6.   SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated data of the Company as of December 28, 1999, December 29, 1998, December 30, 1997, December 31, 1996, and December 26, 1995, and for each of the five years in the period ended December 28, 1999, were derived from the Company's audited consolidated financial statements. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual results of operations for the periods presented. The pro forma amounts reflect (1) the adjustment amounts applicable for the fiscal years 1995 through 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's consolidated financial statements) and
(2) the adjustments for fiscal 1995 for the income tax provisions at the estimated effective federal and state income tax rates applicable to the operations of a group of related entities which were operated under common control (collectively, the "CCC Group"). The transaction was accounted for as a pooling of interests and the pooled companies were taxed as S-Corporations for income tax purposes prior to their acquisition by the Company in August 1995.

The following table should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                     Year Ended In December,(1)
                                                  ---------------------------------------------------------------
                                                             (Amounts in thousands, except share data)

                                                    1999         1998          1997          1996           1995
                                                    ----         ----          ----          ----           ----
Income Statement Data:

Net sales                                      $  585,755    $  616,692     $  585,357     $  491,754    $  340,857

Costs and expenses:


   Costs of sales                                 207,696       231,787        211,571        172,338       120,871
   Restaurant operating expenses                  263,940       270,495        215,805        167,871       116,703
   Restaurant depreciation and
     amortization                                  30,970        26,346         30,590         28,384        19,817
   General and administrative expenses             38,057        32,070         21,649         21,285        12,693

   Provision for impaired assets and
      restaurant closings                          38,931         4,646           --             --            --

  Loss on divestiture of foreign operations          --            --             --            8,557          --
                                               ----------    ----------     ----------     ----------    ----------

Total costs and expenses                          579,594       565,344        479,615        398,435       270,084
                                               ----------    ----------     ----------     ----------    ----------

Income from operations                              6,161        51,348        105,742         93,319        70,773


Other income, net                                   2,190         2,906          4,109          3,682         2,910
                                               ----------    ----------     ----------     ----------    ----------

Income before provision for income

 taxes and minority interest                        8,351        54,254        109,851         97,001        73,683

Provision for income taxes                         (2,950)      (21,843)       (40,075)       (37,518)      (26,820)

Minority interest                                    --            --             (968)           584           705
                                               ----------    ----------     ----------     ----------    ----------

Income before cumulative effect of
  change in accounting principle                    5,401        32,411         68,808         60,067        47,568
Cumulative effect of change in accounting
  principle (net of income tax of $2,921)            --          (6,904)          --             --            --
                                               ----------    ----------     ----------     ----------    ----------
Net income                                     $    5,401    $   25,507     $   68,808     $   60,067    $   47,568
                                               ==========    ==========     ==========     ==========    ==========

Basic earnings per share:
  Income before cumulative effect of
   change in accounting principle              $      .15    $      .81   $       1.68   $       1.53  $       1.31

  Cumulative effect of change
     in accounting principle                         --      $     (.17)          --             --            --
                                               ----------    ----------     ----------     ----------    ----------

Basic earnings per share                       $      .15    $      .64     $     1.68     $     1.53    $     1.31
                                               ==========    ==========     ==========     ==========    ==========

Weighted average shares
  outstanding                                  35,089,084    39,989,091     41,013,749     39,383,891    36,432,464
                                               ==========    ==========     ==========     ==========    ==========

Pro forma net income (2)                                                    $   66,815     $   62,498    $  44, 315
                                                                            ==========     ==========    ==========

Pro forma basic earnings per share                                          $     1.63     $     1.59    $     1.22
                                                                            ==========     ==========    ==========


                                             At fiscal year end in December, (1)
                                           -------------------------------------
                                                    (Dollars in thousands)

                               1999         1998          1997         1996          1995
                              ------     ---------    ---------    -------------  ---------
Balance Sheet Data:
Working capital            $  20,215    $  67,593    $  117,127     $126,244      $  59,880
Total assets                 533,533      608,583       620,812      542,152        358,218
Long-term debt,
  including current
  portion                         -             -             -          387          4,318
Stockholders' equity         484,379      553,441       566,148      495,239        322,811

(1) The Company operates on a 52 or 53 week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. The Company's 1995 fiscal year ended on December 26 and its 1996, 1997, 1998, and 1999 fiscal years ended on December 31, 30, 29, and 28, respectively. 1996 included 53 weeks of operations, and all other fiscal years were 52 week fiscal years.

(2) Pro forma net income amounts reflect (1) the adjustments for fiscal years 1995 through 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's consolidated financial statements) and (2) the adjustments for fiscal year 1995 for the income tax provisions applicable to the operations of a group of affiliated companies acquired in 1995 in a transaction accounted for as a pooling of interests which were taxed as S-Corporations for income tax purposes prior to their acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the consolidated financial statements including the notes thereto included elsewhere in this Form 10-K.

      In May 1998, the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998, the Company substantially completed the remodel/construction of twelve of these restaurants (including one that was damaged by fire and rebuilt). One of the restaurants was opened in 1999. The Company has no immediate plans to open the remaining restaurants until such time, as the restaurants can be adequately staffed and in the opinion of management are capable of operating effectively and efficiently. The Company opened 60 domestic Lone Star restaurants in 1997 and 2 in 1998. In addition, the Company has eight sites available for future development, six of which are owned and two which are under lease. During 1999, the Company closed two domestic Lone Star restaurants and in December 1999, decided to close an additional 24 restaurants all of which were closed in early January 2000. After giving effect to the January 2000 store closings, there were 241 operating domestic Lone Star restaurants as of December 28, 1999.

      Although, the Company believes considerable opportunities exist in the upscale steakhouse market, the Company has temporarily curtailed the development of its upscale concepts. Future development will be evaluated on a site-by-site basis. There are no current commitments to open additional upscale units beyond the two Del Frisco's restaurants and one Sullivan's restaurant scheduled to open in 2000.

      The Company is currently operating four Del Frisco's restaurants, including the New York restaurant with approximately 16,000 square feet of space in Rockefeller Plaza in New York City which opened on March 7, 2000. There is one Del Frisco's restaurant under construction in Las Vegas, Nevada which the Company expects to open in 2000.

      As of December 28, 1999, the Company was operating fourteen Sullivan's steakhouse restaurants. During 1999, Sullivan's steakhouse restaurants were opened in Denver, Colorado; Palm Desert, California and Raleigh, North Carolina. The Company expects to open a Sullivan's restaurant in 2000 in Tucson, Arizona.

      Internationally, there are 41 Lone Star Steakhouse & Saloon restaurants, 40 in Australia, operated through a joint venture, and one in Guam operated by a licensee. Although there are currently no plans for further international development, the Company believes that all of its concepts have international development potential.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statements of Income bear to net sales, and (ii) other selected operating data.

                                                    Years Ended
--------------------------------------------------------------------------------
                                          December 28, December 29, December 30,
                                               1999       1998         1997
                                          ------------ ------------ ------------
                                                  (Dollars in thousands)
Income Statement Data:

Net sales                                       100%         100%         100%
   Costs and expenses:
     Costs of sales                             35.5         37.6         36.1
     Restaurant operating expenses              45.1         43.9         36.9
     Provision for impaired assets
       and restaurant closings                   6.6           .7            -
     Depreciation and amortization               5.3          4.3          5.2
                      --                     -------      -------     --------
     Restaurant costs and expenses              92.5         86.5         78.2
                      --                     -------      -------     --------
     Restaurant operating income                 7.5         13.5         21.8
     General and administrative expenses         6.5          5.2          3.7
                      --                     -------      -------     --------
Income from operations                           1.0          8.3         18.1
   Other income and minority interest             .4           .5           .5
                      --                     -------      -------     --------
   Income before provision for income
     taxes and cumulative effect of change       1.4          8.8         18.6
     in accounting principle
   Provision for income
     taxes                                        .5          3.5          6.8
                      --                     -------      -------     --------
   Income before cumulative effect of change
     in accounting principle                      .9          5.3         11.8

   Cumulative effect of change in
     accounting principle                          -         (1.2)           -
                      --                     -------      -------     --------
   Net income                                     .9%         4.1%        11.8%
                                             =======      =======     ========

Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (1)                    $ 1,810      $ 1,957     $  2,255
                                             -------      -------     --------

Number of restaurants at end of period           298          322          308
Number of full restaurant periods open
     during the period (2)                     4,204        4,178        3,335


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


LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 28, 1999 compared to Year ended December 29, 1998
                          (Dollar amounts in thousands)

     Net sales decreased $30,937 to $585,755 for the fiscal year ended December 28, 1999 compared to $616,692 in 1998. The decrease is principally attributable to a decline in average sales per restaurant resulting from lower customer counts during the year. The decrease was partially offset by additional sales of $8,038 from one new domestic Lone Star and four Sullivan's restaurants opened in fiscal 1999. Same store sales decreased by 7.6% from fiscal 1998.

     Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 35.5% from 37.6% due primarily to improved margins as the result of lower promotional discounting of menu prices and lower beef prices. During most of 1999, the Company purchased beef under contracted prices that provided the Company a favorable pricing advantage as compared with cash market pricing.

     Restaurant operating expenses for fiscal 1999 decreased $6,555 from $270,495 in 1998 to $263,940, and increased as a percentage of net sales from 43.9% to 45.1%. The absolute dollar amounts reflect the impact of increased operating costs for the new restaurants opened during 1998, and increased costs related to manager training expenses and certain insurance costs. The increases were partially offset by decreases in hourly labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by decreases in costs for operating supplies and building equipment maintenance expenses. In addition, the fiscal 1998 year includes the costs incurred in connection with a national advertising campaign, which was not renewed during fiscal 1999. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in fiscal 1999.


     Depreciation and amortization increased $4,624 (17.6%) in fiscal 1999 as compared to 1998. The increase is attributable to restaurants opened less than a full year in 1998 and to restaurants opened in fiscal 1999. In addition, fiscal 1999 reflects, depreciation related to the installations of new point of sale systems during, the year.


     Provisions for impaired assets and restaurant closings in fiscal 1999 were $38,931 as compared to $4,646 in 1998. The decision was made in the fourth quarter of 1999 to close 24 domestic Lone Star restaurants and one of the domestic Mexican restaurants. The pretax charge includes $35,797 for the write down of both domestic and Australian impaired assets and $3,134 related to costs of closing the 25 domestic restaurants. The Company periodically reviews its long-lived  assets  for  indications  of  impairment.  (See  Note 11 of Notes to
Consolidated   Financial  Statements).

     General and administrative expenses increased $5,987 (18.7%) in fiscal 1999 as compared to 1998. The increase in general and administrative expenses was attributable primarily to increased (i) travel costs incurred in connection with restaurant operation review programs (ii) recruiting costs related to the recruitment of new managers and (iii) costs related to expenses incurred in connection with the installation of the point-of-sale systems as well as the new database information systems.

     Other income, principally interest, for fiscal 1999 was $2,190 as compared to $2,906 in 1998. The decrease is attributable to reduced funds available for short-term investment purposes.

      The effective income tax rate for fiscal 1999 was 35.3% as compared 42.6% in 1998. The decrease in 1999 is due in part to a lower valuation allowance attributable to Australian operating losses in 1999, as well as the impact of FICA tip credits on lower pre-tax earnings. The decrease in the rate was partially offset by the impact of Australian losses resulting in higher effective state income taxes on domestic earnings.

YEAR ENDED DECEMBER 29, 1998 COMPARED TO YEAR ENDED DECEMBER 30, 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

     Net sales increased $31,335 (5.4%) for the year ended December 29, 1998 compared to the year ended December 30, 1997. Consolidated sales for the international joint venture restaurants (Australian) increased $3,700. Same store sales decreased by 9.3% from fiscal 1997.

     Costs of sales, primarily food and beverages increased as a percentage of net sales to 37.6% for the year from 36.1% due to slightly higher beef prices as well as some discounted menu items and free appetizers offered in a national marketing campaign. During most of 1997, the Company purchased beef under contracted prices which allowed the Company to maintain more stable beef costs. Such contracts expired in September 1997 and during 1998 most purchases were at the cash market prices.

     Restaurant operating expenses increased $54,690 (25.3%) from $215,805 in 1997. Most of the increase is attributable to the 22.5% increase in restaurant operating weeks due primarily to a full year's operation in the 76 restaurants opened in 1997. Advertising expense increased 47% due to the expenditure of $3,200 for the eight week television and radio campaign in July and August 1998. Training expenses increased $2,100 due to the recertification training in the first half of the year, and the eight week training for new managers in the second half of the year. Pre-opening costs of $3,437 are included in 1998 while such costs had been capitalized and amortized in 1997. In addition, the increase as a percentage of sales is affected by the fixed cost components on lower average restaurant sales.

     Provisions for impairment losses reflect the charge made in the fourth quarter of 1998 for the write down of certain under-performing restaurant assets. The Company periodically reviews its long lived assets which are held and used in its restaurant operations for indications of impairment (see Note 11 of Notes to Consolidated Financial Statements).

     Depreciation and amortization decreased $4,244 (13.9%) for 1998 compared to 1997. The decrease was attributed to the fact that 1998 does not include amortization of pre-opening costs as compared to amortization in 1997 of approximately $9,673. The decrease for pre-opening costs was offset by 1998 depreciation and amortization reflecting depreciation relating to the new restaurants opened in late fiscal 1997 and during fiscal 1998.

     General and administrative expenses increased $10,421 (48.1%) from 1997. Advertising consultant and commercial production costs for the eight week media campaign were approximately $1,100. Increased multi-unit supervisor costs were $1,805 and the travel, lodging, and out-of-pocket costs for the recertification training were up $581. Recruiting costs for new managers increased $309 primarily in the last half of 1998. Variable home office support costs increased proportionately with the 22.5% increase in restaurant operating weeks in 1998. Prior to October 1998, certain accounting and administrative services were contracted from Coulter Enterprises, Inc. (C.E.I). The service agreement provided for specified accounting and administrative services to be provided on a cost pass-through basis. The Company paid a fixed annualized charge of $3,737 plus an additional fee of $.466 per restaurant per 28-day accounting period, plus reimbursement of out-of-pocket costs and expenses. On October 19, 1998, the

Company acquired the operations of C.E.I. for a purchase price of $11,432. As a result of the acquisition the Company will internally provide the accounting and administrative services which were previously provided by C.E.I. (see Note 2 of Notes to Consolidated Financial Statements).

     Other income, primarily interest, for the year was $2,906 a $1,203 decrease from 1997. This decrease is attributable to reduced funds available for short term investment purposes.

     The effective income tax rate for the year was 42.6% compared to 36.8% for 1997. The increase in the effective tax rate was primarily attributable to the valuation allowance reflected in 1998 related to certain Australian net operating loss carry forwards. The impact of the valuation allowance was slightly offset by a decrease in the effective state income tax rates and the increased impact of the earned FICA tip credit as a result of lower pretax earnings.

     The cumulative effect of change in accounting principle represents the effect of adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities". This statement impacted the Company's accounting for pre-opening costs (see Note 4 of Notes to Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the years ended:

                                                   December 28,            December 29,       December 30,
                                                       1999                    1998               1997
                                                  --------------          -------------       ------------

Net cash provided by operating activities          $     70,886            $    62,598        $    87,549
Net cash used in investment activities                  (33,637)               (73,251)          (108,356)
Net cash provided (used) by financing activities        (76,453)               (35,378)             7,328
Net effect of exchange rate changes on cash                  30                   (119)            (1,245)
Net decrease in cash and cash equivalents               (39,174)               (46,150)           (14,724)

     During the fiscal years ended 1999, 1998 and 1997, the Company's purchases of property and equipment were $34,085, $63,122 and $103,827, respectively.

     The Company has opened 83 restaurants in the past three fiscal years of which 76 opened during 1997, 2 in 1998 and 5 in 1999. The Company does not have significant accounts receivable or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for capital expenditures.

     At December 28, 1999, the Company had $50,673 in cash and cash equivalents. While the Company plans to finance its future expansion from operating cash flows, it believes it could establish a credit facility on suitable terms, if the need were to arise.

     The Company is not actively negotiating purchase or lease of additional sites.

     During 1999 and 1998, the Board of Directors has authorized the Company to purchase shares of the Company's common stock in open market or privately negotiated transactions. The authorization in 1998 was for 5,900,000 shares of common stock and in 1999 for 6,685,604 shares of common stock. Pursuant, to the authorizations, the Company purchased 8,758,005 shares of common stock during fiscal 1999 and 2,610,000 shares of common stock in fiscal 1998. On January 19, 2000, the Board of Directors approved an authorization to purchase up to an additional 2,850,000 shares subject to certain conditions.

     Beginning in the fourth quarter of 1998 the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instrument are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period have not been significant. At December 28, 1999 the Company's exposure for open positions in futures contracts were not significant.

     In March 1999, the FASB issued an exposure draft as a proposed interpretation "Accounting for Certain Transactions Involving Stock
Compensation: an interpretation of APB opinion No. 25". The proposal, among other things, would require that certain modifications as to outstanding stock options to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB Interpretation, when adopted, will require compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Compensation expense is to be recognized only to the extent that the market price of the stock exceeds the stock price on the date of the issuance of the FASB Interpretation and increases thereafter; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced approximately 4,740,000 option shares during fiscal 1999 and in January 2000, which will be subject to the proposed interpretation when it becomes effective. Currently, the proposed effective date is July 1, 2000. The Company may incur significant volatility in reporting of earnings in future periods as fluctuations in market prices of its common stock may greatly impact reported compensation expense on periodic basis.

RISK FACTORS

If we are unable to compete effectively with our competitors we will not be able to increase revenues or generate profits.

      Our inability to increase revenues is directly related to our ability to compete effectively with our competitors. Key competitive factors include:

/ / the quality and numbers of high quality employees needed to adequately staff our restaurants;
/ /  the quality and value of the food products offered;
/ /  the quality of service;
/ /  the price of the food products offered;
/ /  the restaurant locations; and
/ /  the ambiance of facilities

     We compete with other steakhouse restaurants specifically and with all other restaurants generally. We compete with national and regional chains, as well as individually owned restaurants. The restaurant industry has few non-economic barriers to entry, and as our competitors expand operations, competition from steakhouse restaurants with concepts similar to ours can be expected to intensify. Many of our competitors are well established in the upscale and mid-scale steak segments and certain competitors have substantially greater financial, marketing and other resources than us. Such increased competition could adversely affect our revenues.

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR PROFITABILITY.

     Our profitability is highly sensitive to increases in food, labor and other operating costs. Our dependence on frequent deliveries of fresh food supplies means that shortages or interruptions in supply could materially and adversely affect our operations. In addition, unfavorable trends or developments concerning the following factors could adversely affect our results:

/ / inflation, food, labor and employee benefit costs; and / / rent increases resulting from rent escalation provisions in our leases.

     We may be unable to anticipate or react to changing prices. If we are unable to modify our purchases practices or quickly or readily pass on increased costs to customers, our business could be materially affected.

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

     Our restaurant operations are subject to certain federal, state and local laws and government regulations, such as:

/ / the obtaining of licenses for the sale of food and alcohol beverages; / / national and local health sanitation laws and regulations;
/ / national and local employment and safety laws and regulations; and / / local zoning, builing code and land-use regulations.

     While we have never experienced any significant difficulties in obtaining necessary governmental approvals, the failure to obtain or retain food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results.

     We may be subjected to "dram-shop" liability, which generally provides a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we carry liquor liability coverage as part of our comprehensive general liability insurance [and have never been named as a defendant in a lawsuit involving "dram-shop" statues], if we lost a lawsuit related to this liability, our business could be materially harmed.

THE RESTAURANT INDUSTRY IS AFFECTED BY A NUMBER OF TRENDS, AS WELL AS BY COMPETITION.

     The restaurant industry is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our restaurants in particular.

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF KEY PERSONNEL, THE LOSS OF WHOM COULD ADVERSELY AFFECT US.

     Some of our senior executives are important to our success because they have been instrumental in setting the strategical direction of our Company, operating our business, identifying areas for expansion and arranging necessary financing. These key personnel include Jamie B. Coulter, our Chairman and Chief Executive Officer, and certain of our other executive officers. Although we feel that there is a significant pool of talented personnel in the restaurant industry, if these members of our senior management team become unable or unwilling to continue in their present positions, it could adversely affect our business and development.

SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR STOCK OR MAY HAVE TO SELL AT A PRICE SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.

      The trading price for our common stock has been highly volatile and could continue to be subject to significant fluctuations in response to variations in our quarterly operating results, general conditions in the restaurant industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of our common stock, as well as price that holders may achieve for their shares upon any future sale.

STAGGERED BOARD; BLANK-CHECK PREFERRED STOCK.

     Our certificate of incorporation and bylaws provide for three classes of directors, to be elected on a staggered basis. This enables existing management to exercise significant control over the our affairs, and may act as an impediment to any future attempts to by third parties to take control of our board of directors. In addition, our board of directors has the authority without further action by the stockholders to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The exercise of this authority may act as a further impediment to any future attempts to by third parties to take control of our board of directors.

Item 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X have been omitted since the required information is not present.

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



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report: (1) Financial Statements.
               See  Index to  Financial  Statements  which  appears  on page F-1 herein.
               All financial statement schedules have been omitted since the required information is not present.
Exhibits
               INDEX  TO  EXHIBITS
               Exhibit        Exhibit
               Number
                  ***3.1      Company's Certificate of Incorporation as amended
                  ***3.2      Company's By-Laws
              ******10.1      Agreement,  date  October  19,  1998,  between  LS
                              Management,  Inc., a  wholly-owned  subsidiary  of
                              Lone Star  Steakhouse & Saloon,  Inc., and Coulter
                              Enterprises, Inc., date October 19, 1998
                ****10.3      1992 Lone Star Steakhouse & Saloon, Inc. Incentive
                              and  Non-qualified  Stock Option Plan (the "Plan")
                              as  amended
                 ***10.4      Form of Indemnification Agreement for officers and
                              directors of the Company
                 ***10.5      Non-Competition,        Confidentiality        and
                              Non-Solicitation Agreement between the Company and
                              Jamie B. Coulter,  dated March 12, 1992
                   *10.6      Employment   Agreement  between  the  Company  and
                              Gerald  T.   Aaron,   dated   March 22,  2000
                   *10.7      Employment   Agreement  between  the  Company  and
                              Randall    H.    Pierce,    dated  March 22, 2000
                   *10.8      Employment Agreement between the Company
                              and  T.D.  O'Connell,   dated  March 22, 2000
                   *10.9      Employment Agreement between the Company
                              and Jeffrey Bracken, dated March 22, 2000
                   *10.10     Employment   Agreement  between  the  Company  and
                              Robert A. Martin, dated March 22, 2000
                   *10.11     Employment   Agreement  between  the  Company  and
                              John D. White, dated March 22, 2000
             *******11.1      Subsidiaries  of  the  Company
                   *23.1      Independent Auditors' consent to the incorporation
                              by   reference  in  the   Company's   Registration
                              Statements   on  Form   S-8  of  the   independent
                              auditors'  refffffport included  herein
                   *27.0      Financial data schedule

      -----------------------------

      (b)         Reports on Form 8-K filed in the fourth quarter of 1999: none
        *         Filed herewith.
       ** Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on October 1,
                  1992   (Commission   File  No.   33-52678)  as  amended.
      *** Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on January 31, 1992 (Commission File No. 33-45399), as amended.
     **** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 12, 1996 (Commission File No. 33-00280), as amended.
     ***** Incorporated by reference to the Company's Form 10-Q for the quarter ended March 24, 1998.
     ****** Incorporated by reference to the Company's Form 10-Q for the quarter ended September 8, 1998.
     ******* Incorporated by reference to the Company's Form 10-K for the year ended December 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 27th day of March 2000.


                                      LONE STAR STEAKHOUSE & SALOON, INC.
                                                  (Registrant)




                                         /s/ Randall H. Pierce
                                      ------------------------------------------
                                               Randall H. Pierce
                                           Chief Financial Officer and
                                          Principal Accounting Officer,

                                   SIGNATORIES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.


      SIGNATURE                       TITLE                     DATE
      --------                        -----                     ----


  /s/ Jamie B. Coulter
-------------------------    Chairman of the Board        March 27, 2000
   Jamie B. Coulter           and Chief Executive
                                Officer


/s/ John D. White
-------------------------      Executive Vice             March 27, 2000
    John D. White              President
                           Treasurer and Director


/s/ Randall H. Pierce
-------------------------   Chief Financial Officer       March 27, 2000
  Randall H. Pierce             and Principal
                             Accounting Officer


/s/ Fred B. Chaney
-------------------------        Director                 March 27, 2000
    Fred B. Chaney


/s/ William B. Greene
-------------------------        Director                 March 27, 2000
  William B. Greene


/s/ Clark R. Mandigo
-------------------------        Director                 March 27, 2000
   Clark R. Mandigo

                       Lone Star Steakhouse & Saloon, Inc.


                          Index to Financial Statements


                                                                          Pages

Report of Independent Auditors..............................................F-1
Consolidated Balance Sheets as of December 28, 1999 and December 29, 1998...F-2 Consolidated Statements of Income for the years ended December 28, 1999,
   December 29, 1998 and December 30, 1997..................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 28, 1999, December 29, 1998 and December 30, 1997...............F-5
Consolidated Statements of Cash Flows for the years ended
   December 28, 1999, December 29, 1998 and December 30, 1997...............F-6
Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have audited the accompanying consolidated balance sheets of Lone Star Steakhouse & Saloon, Inc. and subsidiaries as of December 28, 1999 and December 29, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Steakhouse & Saloon, Inc. and subsidiaries at December 28, 1999 and December 29, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1999, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP
Kansas City, Missouri
February 3, 2000

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)


                                                     December 28,  December 29,
                                                         1999         1998
                                                     -------------------------
Assets
Current assets:
   Cash and cash equivalents                         $  50,673       89,847
   Accounts receivable                                     836        1,490
   Inventories                                          11,440       15,894
   Deferred income taxes                                 2,430        1,504
   Other                                                 3,990        3,571
                                                    --------------------------
Total current assets                                    69,369      112,306

Property and equipment:
   Land                                                128,457      139,514
   Buildings                                           181,262      182,618
   Leasehold improvements                              116,378      112,904
   Equipment                                            90,342       82,791
   Furniture and fixtures                               21,693       23,058
                                                    --------------------------
                                                       538,132      540,885
   Less accumulated depreciation and amortization      107,650       79,820
                                                    --------------------------
                                                       430,482      461,065

Other assets:
   Intangible assets, net                               30,757       33,863
   Deferred income taxes                                 1,713            -
   Other assets                                          1,212        1,349
                                                    --------------------------
                                                        33,682       35,212
                                                    --------------------------
Total assets                                          $533,533     $608,583
                                                    ==========================

                                                     December 28,   December 29,
                                                          1999         1998
                                                     -------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $    9,155     $    9,577
   Sales tax payable                                      2,571            968
   Accrued payroll                                        8,473         12,976
   Real estate taxes                                      2,875          2,738
   Gift certificates                                      7,478          7,503
   Income taxes payable                                   4,520          2,442
   Closed restaurants                                     3,134              -
   Other                                                 10,948          8,509
                                                     -------------------------
Total current liabilities                                49,154         44,713

Deferred income taxes                                         -         10,429

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000,000 shares
   authorized; none issued                                    -              -
 Common stock, $.01 par value, 98,000,000
   shares authorized; 29,858,553 shares issued
   and outstanding (38,607,968 in 1998)                     299            386
 Additional paid-in capital                             238,000        314,366
 Retained earnings                                      253,923        248,522
 Accumulated other comprehensive income                  (7,843)        (9,833)
                                                     -------------------------
Total stockholders' equity                              484,379        553,441
                                                     -------------------------
Total liabilities and stockholders' equity             $533,533       $608,583
                                                     =========================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                  (In Thousands, Except for Per Share Amounts)

                                                                                                 For the year ended
                                                                                ---------------------------------------------------
                                                                                  December 28,       December 29,      December 30,
                                                                                     1999                1998              1997
                                                                                ---------------------------------------------------

Net sales                                                                             $585,755          $616,692          $585,357
Costs and expenses:
   Costs of sales                                                                      207,696           231,787           211,571
   Restaurant operating expenses                                                       263,940           270,495           215,805
   Depreciation and amortization                                                        30,970            26,346            30,590
   Provision for impaired assets and restaurant closings                                38,931             4,646                 -
                                                                                ---------------------------------------------------
Restaurant costs and expenses                                                          541,537           533,274           457,966
                                                                                ---------------------------------------------------
Restaurant operating income                                                             44,218            83,418           127,391

General and administrative expenses:
   Related parties                                                                           -             4,367             3,366
   Other                                                                                38,057            27,703            18,283
                                                                                ---------------------------------------------------
Income from operations                                                                   6,161            51,348           105,742

Other income, net (principally interest)                                                 2,190             2,906             4,109
                                                                                ---------------------------------------------------

Income before income taxes and minority interest and cumulative effect of a change in accounting principle
                                                                                         8,351            54,254           109,851
Provision for income taxes                                                              (2,950)          (21,843)          (40,075)
Minority interest                                                                            -                 -              (968)
                                                                                ---------------------------------------------------
Income before cumulative effect of a change in accounting
   principle                                                                             5,401            32,411            68,808
Cumulative effect of change in accounting principle                                          -            (6,904)                -
                                                                                ---------------------------------------------------
Net income                                                                          $    5,401         $  25,507         $  68,808
                                                                                ===================================================

Basic earnings per share:
   Income before cumulative effect of a change
      in accounting principle                                                       $      .15         $     .81         $     1.68
   Cumulative effect of change in accounting principle                                       -              (.17)                 -
                                                                                ===================================================
Basic earnings per share                                                            $      .15         $     .64         $     1.68
                                                                                ===================================================

Diluted earnings per share:
   Income before cumulative effect of a change in accounting principle
                                                                                    $      .15         $     .81         $     1.65
   Cumulative effect of change in accounting principle                                       -              (.17)                 -
                                                                                ===================================================
Diluted earnings per share                                                          $      .15         $     .64         $     1.65
                                                                                ===================================================

Pro forma net income assuming retroactive application of accounting
   change                                                                                                                $   66,815
                                                                                                                   ================

Pro forma basic earnings per share                                                                                       $     1.63
                                                                                                                   ================

Pro forma diluted earnings per share                                                                                     $     1.60
                                                                                                                   =================

See notes to consolidated financial statements.


                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (In Thousands, Except Share Amounts)

                                                                                                         Accumulated
                                                                Common Stock      Additional                Other
                                                Preferred    -----------------     Paid-in    Retained   Comprehensive
                                                  Stock      Number      Amount    Capital    Earnings      Income       Total
                                                ----------------------------------------------------------------------------------

Balance, December 31, 1996                          -      40,702,725     $407    $341,159    $154,207    $   (534)   $495,239
   Stock options exercised                          -         453,426        4       7,399           -           -       7,403
   Tax benefit related to options exercised         -               -        -       1,050           -           -       1,050
   Comprehensive income:
      Net income                                    -               -        -           -      68,808           -      68,808
      Foreign currency translation adjustments      -               -        -           -           -      (6,352)     (6,352)
                                                                                                                     -------------
   Comprehensive income                                                                                                 62,456
                                                ----------------------------------------------------------------------------------
Balance, December 30, 1997                          -      41,156,151      411     349,608     223,015      (6,886)    566,148
   Stock options exercised                          -          61,817        1         996           -           -         997
   Tax benefit related to options exercised         -               -        -         111           -           -         111
   Common stock repurchased and retired             -      (2,610,000)     (26)    (36,349)          -           -     (36,375)
   Comprehensive income:
      Net income                                    -               -        -           -      25,507           -      25,507
      Foreign currency translation adjustments      -               -        -           -           -      (2,947)     (2,947)
                                                                                                                     -------------
   Comprehensive income                                                                                                 22,560
                                                ----------------------------------------------------------------------------------
Balance, December 29, 1998                          -      38,607,968      386     314,366     248,522      (9,833)    553,441
   Stock options exercised                          -           8,590        1          34           -           -          35
   Common stock purchased and retired               -      (8,758,005)     (88)    (76,400)          -           -     (76,488)
   Comprehensive income:
      Net income                                    -               -        -           -       5,401           -       5,401
      Foreign currency translation adjustments      -               -        -           -           -       1,990       1,990
                                                                                                                     -------------
   Comprehensive income                                                                                                  7,391
                                                ----------------------------------------------------------------------------------
Balance, December 28, 1999                          -      29,858,553     $299    $238,000    $253,923     $(7,843)   $484,379
                                                ==================================================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                For the year ended
                                                        -------------------------------------------------------------
                                                           December 28,         December 29,          December 30,
                                                                1999                1998                   1997
                                                        -------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $  5,401           $  25,507              $  68,808
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Amortization                                              2,800               1,609                 10,775
      Depreciation                                             30,732              26,643                 20,169
      Provision for impaired assets and restaurant
        closings                                               38,931               4,646                      -
      Cumulative effect of accounting change                        -               9,825                      -
      Deferred income taxes                                   (13,067)              1,588                    614
      Minority interest                                             -                   -                    968
      Net change in operating assets and liabilities:
         Accounts receivable                                      663                 131                    618
         Inventories                                            4,485              (4,997)                (6,301)
         Preopening costs                                           -                   -                (12,586)
         Other current assets                                    (366)                (91)                (2,993)
         Accounts payable                                       1,181              (6,514)                 5,856
         Income taxes payable                                   2,078               1,122                 (2,616)
         Other current liabilities                             (1,952)              3,129                  4,237
                                                        -------------------------------------------------------------
Net cash provided by operating activities                      70,886              62,598                 87,549

INVESTING ACTIVITIES
Purchases of property and equipment                           (34,085)            (63,122)              (103,827)
Payment for acquisition of business from related party              -             (10,500)                     -
Other                                                             448                 371                 (4,529)
                                                        -------------------------------------------------------------

Net cash used in investing activities                         (33,637)            (73,251)              (108,356)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                         35                 997                  7,403
Payment of notes payable and capital lease obligations              -                   -                    (75)
Common stock repurchased and retired                          (76,488)            (36,375)                     -
                                                        -------------------------------------------------------------
Net cash provided by (used in) financing activities           (76,453)            (35,378)                 7,328

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Effect of exchange rate changes on cash                            30                (119)                (1,245)
                                                        -------------------------------------------------------------
Net decrease in cash and cash equivalents                     (39,174)            (46,150)               (14,724)

Cash and cash equivalents at beginning of year                 89,847             135,997                150,721
                                                        -------------------------------------------------------------
Cash and cash equivalents at end of year                     $ 50,673           $  89,847              $ 135,997
                                                        =============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                   $ 14,908           $  16,416              $  40,829
                                                        =============================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

                               December 28, 1999


1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone Star Steakhouse & Saloon, Inc. (the Company) owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia, through participation in an international joint venture. The restaurants serve mesquite-grilled steaks, ribs, chicken and fish in a "Texas Roadhouse" atmosphere that is positioned to attract local clientele. In addition, the Company operates restaurants in the upscale steakhouse market through Del Frisco's Double Eagle Steak House and Sullivan's Steakhouse. As of December 28, 1999, the Company owns and operates 241 Lone Star Steakhouse & Saloons in the United States as well as 40 in connection with the joint venture in Australia. In addition, the Company owns and operates three Del Frisco's Double Eagle Steak Houses and 14 Sullivan's Steakhouses.

SIGNIFICANT ACCOUNTING POLICIES

/ /   Principles of Consolidation

      The consolidated financial statements include the accounts of Lone Star Steakhouse & Saloon, Inc., its wholly-owned subsidiaries and its majority-owned foreign joint venture. All significant intercompany accounts and transactions have been eliminated.

/ /   Foreign Currency Translation

      Assets and liabilities of the Company's foreign joint venture are translated at current exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of comprehensive income in stockholders' equity.

/ /   Concentration of Credit Risk

      The Company's financial instruments exposed to concentration of credit risk consist primarily of cash and short-term investments (cash equivalents). The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the federal depository insurance limit. The Company has cash equivalents

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     in investment grade securities with municipal, state and U.S. government agencies of approximately $37,751 and $58,280 at December 28, 1999 and December 29, 1998, respectively.

/ /   Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

/ /   Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include currency on hand, demand deposits with banks or other financial institutions, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value.

/ /   Financial Instruments

      Beginning in the fourth quarter of 1998, the Company began utilizing derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses related to these derivative instruments for the period have not been significant. At December 28, 1999 and December 29, 1998, the Company had futures contracts to purchase live beef cattle in the amount of $8,900 and $15,200, respectively. All of the contracts are scheduled to settle in less than one year. The estimated fair value and carrying value of these contracts were $300 and $250 at December 28, 1999 and December 29, 1998, respectively. These instruments are with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thusands, Except Share and Per Share Amounts)


1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

/ /  Inventories

     Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

/ /  Property and Equipment

     Property and equipment are stated at cost. Maintenance, repairs and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

     Buildings are depreciated using the straight-line method over 20 years, which is the estimated useful life of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the maximum life of the lease or 20 years or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated using the straight-line method over seven years, which is the estimated useful life of the assets.

/ /  Preopening Costs

     Prior to 1998, labor costs and costs of hiring and training personnel and certain other costs relating to opening new restaurants were capitalized until the restaurant opened and then were amortized over the subsequent 12 months. During 1998, the Company changed its method of accounting for preopening costs (see Note 4) and now expenses preopening costs when the costs are incurred.

/ /  Intangible Assets

     Intangible assets include goodwill, intellectual properties and licensing permits which are amortized on a straight-line basis over the estimated periods of benefit, generally 10 to 20 years. Accumulated amortization for intangible assets as of December 28, 1999 and December 29, 1998 is $6,867 and $4,058, respectively.

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

/ /  Impairment of Long-Lived Assets

     Long-lived assets and certain intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair market value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly.

/ /  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 28, 1999, December 29, 1998 and December 30, 1997 are $8,591, $9,268 and $8,759, respectively.

/ /  Accounting for Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of company common stock at the grant date over the amount the employee must pay for the stock. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are presented in Note 6.

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

/ /  Earnings per Share

     Basic earnings per share amounts are computed based on the weighted-average number of shares outstanding. For purposes of diluted computations, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company's stock or the price of the Company's stock on the exercise date.

/ /  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective January 2, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

     In March 1999, the FASB issued an exposure draft as a proposed interpretation, "Accounting for Certain Transactions Involving Stock
     Compensation: An Interpretation of APB Opinion No. 25." The proposal, among other things, would require that certain modifications to outstanding stock options as to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB interpretation, when adopted, will require compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Compensation expense is to be

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1.   BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     recognized only to the extent that the market price of the stock exceeds the stock price on the date of the issuance of the FASB interpretation and increases thereafter; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced certain options during fiscal 1999 and in January 2000 which will be subject to the proposed statement which currently is to become effective on July 1, 2000. The impact of the proposed FASB interpretation is not currently determinable.

/ /  Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

/ /  Fiscal Year

     The  Company  operates  on a 52- or  53-week  fiscal  year  ending the last
     Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively. Fiscal 1999, 1998 and 1997 each included 52 weeks of operations.

2.   ACQUISITION OF BUSINESS FROM RELATED PARTY

On October 19, 1998, the Company acquired the operations and purchased certain assets and assumed certain liabilities of Coulter Enterprises, Inc. (CEI), a restaurant management services company owned by Jamie B. Coulter, the Company's Chairman of the Board of Directors and Chief Executive Officer. CEI had provided accounting and administrative services to the Company since the Company's inception. The aggregate purchase price was approximately $11,432, consisting of $10,500 of internally generated cash with the balance comprised of assumed liabilities. The Company accounted for the transaction using the purchase method of accounting. In connection with the purchase price allocation, the Company recorded an intangible asset of approximately $9,760 representing intellectual properties which are being amortized over a period of 10 years. The acquisition was approved by the Company's independent directors. In addition, the Company engaged an independent financial advisor who rendered an opinion that the transaction was fair to the Company and its stockholders from a financial point of view. Pro forma amounts are not presented since the amounts would not be significant. See Note 7 for additional related-party information.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


3. TREASURY STOCK TRANSACTIONS

During 1999 and 1998, the Board of Directors authorized the Company to purchase shares of the Company's common stock in open market or in privately negotiated transactions. The authorization in 1998 was for 5,900,000 shares and in 1999 for 6,685,604 shares. Pursuant to the authorizations, the Company has purchased 8,758,005 shares of its common stock during the year ending December 28, 1999 and 2,610,000 shares in 1998 at average prices of $8.73 and $13.93 per share, respectively. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

4. ACCOUNTING CHANGE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities," requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain preopening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its consolidated financial statements for the year ended December 29, 1998. The effect of the adoption of the SOP was to decrease net income in 1998 by $2,703 ($0.07 per share) and to record a charge for the cumulative effect of an accounting change of $6,904, net of income taxes of $2,921 ($0.17 per share), to expense costs that had been capitalized prior to 1998.

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

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


6. STOCK OPTIONS

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

/ /   1992 Stock Option Plan

      In January 1992,  the Board of Directors  adopted a stock option plan (the
      Plan), last amended in June 1996, providing for incentive and nonqualified stock options pursuant to which up to 10,000,000 shares of Common Stock are available for issuance. Options granted under this Plan vest in periods ranging from three to five years in equal annual installments commencing from the date of grant.

/ /   Directors Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan providing for nondiscretionary grants to nonemployee directors pursuant to which up to 400,000 shares of Common Stock are available for issuance. All options granted under this plan have 10-year terms and vest equally over a three-year period commencing from the date of grant.

/ /   Other Options

      In connection with the Australian joint venture agreement, options to acquire 513,800 shares of the Company's Common Stock were granted to certain individuals of the joint venture. The exercise price of such options granted was $14.50 per share which was the fair market value of the Common Stock on the date of grant.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


6.   STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%, 6.5% and 6.5%; no dividend yields; volatility factors of the expected market price of the Company's Common Stock of 0.443, 0.357 and 0.380; and a weighted-average expected life of the option ranging from four to five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:


                                              1999        1998         1997
                                            ------------------------------------

Pro forma net income                        $2,704      $22,095     $57,451
Pro forma earnings per share:
   Basic                                      0.08         0.55        1.40
   Diluted                                    0.08         0.55        1.38

Weighted-average fair value of options
   granted during the year
                                              3.84         2.81        7.99

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


6. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, is as follows:

                                        1999                       1998                         1997
                              ----------------------------------------------------------------------------------
                                 Weighted                   Weighted                     Weighted-
                                 Average                    Average                      Average
                                 Exercise      Options      Exercise       Options       Exercise        Options
                                  Price         (000)        Price          (000)         Price           (000)
                              ----------------------------------------------------------------------------------

Outstanding beginning of year    $16.91         6,982       $18.08         8,154          $28.69         4,739
   Granted                         8.15           616        10.43         1,180           21.26        12,652
   Exercised                       4.01            (9)       16.12           (62)          22.59          (453)
   Canceled                       13.04        (1,133)       18.2         (2,290)          25.91        (8,784)
                                               ------                     ------                        ------
Outstanding end of year           16.57         6,456        16.91         6,982           18.08         8,154
                                                =====                      =====                         =====


On April 24, 1997, the Company repriced 8,123,745 options with an exercise price in excess of the closing price of the Company's stock on that date of $18.25. The options were held by current employees, including officers of the Company. The original options were canceled and replaced by new grants with the same vesting schedule as contained in each separate grant. All other terms and conditions remained the same as the original grant with the exception of repricing the exercise price.

On December 14, 1998, the Company canceled 1,711,253 options previously outstanding and reissued 767,584 new options with an exercise price of $8.00. The options were held by current officers and employees, excluding the Company's Chairman and Chief Executive Officer. The terms of the new options were the same as the original options, except the new options vest equally over a three-year period commencing one year from the date of grant.

On September 10, 1999, the Company repriced 148,400 options where the previous exercise price of the options was in excess of the closing price of the Company's stock on that date of $7.94. The options were held by nonemployee directors. The terms of the repriced options were the same as the original options, except that the expiration date was extended five years. In addition, the Company repriced additional options on January 7, 2000 (see Note 14).

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


6. STOCK OPTIONS (CONTINUED)

For options outstanding as of December 28, 1999, the number of options, weighted-average exercise price and weighted-average remaining contract life for each group of options are as follows:

                               Options Outstanding
--------------------------------------------------------------------------------
                         Number            Weighted-        Weighted-
                      Outstanding at       Average          Average
      Range of         December 28,        Exercise         Remaining
      Prices              1999              Price           Contract Life
--------------------------------------------------------------------------------
  $3.38 to $7.88         227,792          $  7.41           5.5 years
 $8.00 to $17.94         915,580             9.00           8.66 years
 $18.25 to $24.50      5,312,445            18.27           5.71 years

The number of shares and weighted-average exercise price of options exercisable at December 28, 1999 are as follows:

                               Options Exercisable
          -------------------------------------------------------------
                                     Number               Weighted-
                                 Exercisable at           Average
                Range of           December 28,           Exercise
                 Prices               1999                 Price
          -------------------------------------------------------------

            $3.38 to $7.88          114,529             $  7.22
            $8.00 to $17.94         200,062               10.73
           $18.25 to $24.50       4,520,857               18.26


7. RELATED-PARTY TRANSACTIONS

Prior to the acquisition of CEI on October 19, 1998, the Company utilized its affiliate to provide certain accounting, computer and administrative services. The Company incurred fees of $4,367 and $3,366, related to such services for fiscal years 1998 and 1997, respectively. In addition, the Company reimbursed CEI for the use of an airplane and pilot services provided by an affiliated entity. Amounts reimbursed for the use of the aircraft and pilot services were $856 and $1,158 in 1998 and 1997, respectively.

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


7. RELATED-PARTY TRANSACTIONS (CONTINUED)

In connection with the acquisition of CEI, the Company assumed month-to-month lease obligations to entities owned by Jamie B. Coulter for meeting room space, parking lot space and document storage space. Total rental fees paid to these related entities in 1999 and 1998 were $47 and $38, respectively. In addition, in 1999 and 1998 the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter totaling $8 and $24, respectively.

The Company believes the charges reimbursed are at least as favorable as the charges that would have been incurred for similar services or purchases from unaffiliated third parties.

8. LEASES

The Company leases certain facilities under noncancelable operating leases having terms expiring between 2000 and 2025. The leases have renewal clauses of five to 20 years, which are exercisable at the option of the lessee. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense for the fiscal years ended 1999, 1998 and 1997 was $11,575, $10,227 and $8,426, respectively, including contingent rentals of approximately $266, $273 and $347, respectively.

Lease payments under noncancelable operating leases for each of the next five years and in the aggregate are as follows at December 28, 1999:


                                             Operating
                                               Leases
                                             ---------

2000                                         $10,765
2001                                           9,061
2002                                           7,663
2003                                           5,855
2004                                           3,682
Thereafter                                     8,102
                                            ---------
Total minimum lease payments                 $45,128
                                            =========

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


9.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        1999              1998                 1997
                                                   ------------------------------------------------------

Numerator:
 Numerator for basic and diluted earnings
     per share - income available to common
     stockholders
                                                   $     5,401       $    25,507        $     68,808
                                                   ======================================================
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                        35,089,084        39,989,091          41,013,749
   Effect of dilutive employee stock options           101,207            44,789             748,753
                                                   ------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares
                                                    35,190,291        40,033,880          41,762,502
                                                   ======================================================

Basic earnings per share                           $       .15       $       .64        $       1.68
                                                   ======================================================

Diluted earnings per share                         $       .15       $       .64        $       1.65
                                                   ======================================================

For purposes of the diluted computations, the 1999, 1998 and 1997 computation of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock or the price of the Company's stock on the exercise date if the options were exercised during the periods presented.


10. INCOME TAXES

Income taxes are included in the consolidated statements of income as follows:

                                              1999         1998          1997
                                            ------------------------------------
Income tax expense on income before
  cumulative effect of change in
  accounting principle                      $2,950       $21,843       $40,075
Cumulative effect of income tax benefit
   for change in accountingprinciple             -        (2,921)            -
                                            ====================================
Total provision for income taxes            $2,950       $18,922       $40,075

                                            ====================================

                      Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


10. INCOME TAXES (CONTINUED)

The components of the provision for income taxes consist of the following:

                                       1999          1998          1997
                                    --------------------------------------------
Current tax expense:
   Federal                           $14,526       $15,778       $33,720
   State                               1,491         1,556         5,741
                                    --------------------------------------------
Total current                         16,017        17,334        39,461

Deferred tax expense (benefit):
   Federal                           (17,861)        1,456        (1,349)
   Foreign                             6,981             -         2,208
   State                              (2,187)          132          (245)
                                    --------------------------------------------
Total deferred                       (13,067)        1,588           614
                                    --------------------------------------------
Total provision for income taxes    $  2,950       $18,922       $40,075
                                    ============================================

The difference between the reported provision for income taxes and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before taxes, is reconciled as follows.

                                     1999                 1998                1997
                                -----------------------------------------------------------
                                 Amount      Rate     Amount      Rate    Amount     Rate
                                -----------------------------------------------------------

Income tax expense at federal
  statutory rate                 $2,923       35%     $15,550      35%   $38,109      35%
State tax expense, net            1,105       13        1,099       2      3,789       3
Valuation allowance                  78        3        3,761       9          -       -
Other items, net, principally
  tip credits                    (1,156)     (16)      (1,488)     (3)    (1,823)     (1)
                                ===========================================================
Actual provision for income
taxes                            $2,950       35%     $18,922      43%   $40,075      37%
                                ===========================================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


10. INCOME TAXES (CONTINUED)

Significant components of deferred tax liabilities and assets are presented below:

                                                 December 28,       December 29,
                                                    1999                1998
                                                 -------------------------------
Deferred tax assets:
   Foreign NOL carryforward                      $  8,450           $  5,738
   Preopening costs                                     -              2,345
   Accrued liabilities                              1,411              1,018
   Other                                            1,139                986
                                                 -------------------------------
                                                   11,000             10,087
Valuation allowance                                (3,839)            (3,761)
                                                 -------------------------------
Total deferred tax assets                           7,161              6,326

Deferred tax liabilities:
   Property and equipment                             723             12,361
   Basis differences in foreign investments         2,139              2,734
   Other                                              156                156
                                                 -------------------------------
Total deferred tax liabilities                      3,018             15,251
                                                 -------------------------------
Net deferred tax assets (liabilities)            $  4,143           $ (8,925)
                                                 ===============================


As of December 28, 1999, the Company has net operating loss (NOL) carryforwards of approximately $26,511 for foreign tax purposes currently having indefinite expiration dates. Pretax net loss attributable to foreign operations was $15,157 for the year ended December 28, 1999.

The valuation allowance for deferred tax assets at December 28, 1999 was $3,839. The valuation allowance increased $78 and $3,761 for the years ended December 28, 1999 and December 29, 1998, respectively. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in Australia during the

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


10. INCOME TAXES (CONTINUED)

periods in which the underlying temporary differences can be used to offset taxable income. The Company has considered the projected future taxable income and tax planning strategies in making this assessment. Based on the relevant factors considered, the Company believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of the existing valuation allowance, at December 28, 1999.

11. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS

In the third and fourth quarters of 1999, the Company recorded a provision of $38,931 which included approximately $35,797 for the write-down of impaired assets related to certain underperforming restaurants and $3,134 related to the costs of closing 25 restaurants. The Company also incurred an impairment charge of $4,646 to reflect the write-down of certain underperforming restaurants in the fourth quarter of 1998.

The  Company  periodically  reviews its  long-lived  assets for  indications  of impairment. Based on that review, the trends of operations of certain restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived assets of the restaurants. As a result, the carrying values were written down to the Company's estimates of fair value. Fair value was estimated utilizing the best information available using whatever estimates, judgments and projections were considered necessary.

In making its assessments of asset impairment, the Company decided to close 25 restaurant locations. To the extent there are "assets held for disposal" recorded in the Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market value less estimated selling costs. The remaining carrying value of the related assets is not significant. Net sales for all closed restaurants included in the Company's operating results were $21,094, $28,381 and $30,851 and operating income (losses) at the restaurant level were $(3,156), $(4,731) and $1,979 for the years ended 1999, 1998 and 1997, respectively. The Company expects to have disposed of most of the assets within one year.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


12. RETIREMENT PLANS

In August 1999, the Company approved the adoption of two plans which will provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of their annual salaries of up to 15% under the 401(k) plan and up to 20% under the deferred compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. The Plans were effective beginning October 7, 1999, and during 1999, the Company's contributions to the Plans were $475.

13. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 1999 and 1998:
                                       1st         2nd       3rd         4th
                                     Quarter     Quarter    Quarter    Quarter
                                     -------------------------------------------
1999
Net sales                            $139,938   $134,753   $134,801   $176,263
Restaurant operating income (loss)
     (a) and (b)                       20,690     19,042     (1,779)     6,265
Net income (loss) (a) and (b)           7,781      7,083     (5,316)    (4,147)
Basic earnings (loss) per share          0.21       0.20      (0.15)     (0.11)
Diluted earnings (loss) per share        0.21       0.20      (0.15)     (0.11)


(a) The third quarter of fiscal 1999 includes a charge to earnings of $19,365 ($12,103 net of income tax) related to the provision for asset impairment recorded in the quarter.

(b) The fourth quarter of fiscal 1999 includes a charge to earnings of $19,566 ($12,304 net of income tax) related to the provision for asset impairment and store closing costs recorded in the quarter.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


13. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                           1st        2nd       3rd       4th
                                         Quarter    Quarter    Quarter   Quarter
                                        ----------------------------------------

1998
Net sales                                $153,514   $141,023  $142,157  $179,998
Restaurant operating income (b)            28,886     18,980     13,646   21,906
Income before cumulative effect of a
   change in accounting principle          16,127      8,477      4,304    3,503
Cumulative effect of a change in
   accounting principle (a)                (6,904)         -          -        -
Net income (b)                              9,223      8,477      4,304    3,503
Basic earnings per share                     0.22       0.21       0.11     0.09
Diluted earnings per share                   0.22       0.21       0.11     0.09


(a) As previously described in Note 4, the Company adopted the provisions of SOP 98-5 in the fourth quarter of 1998, which required the Company to expense preopening costs as incurred. The SOP required the Company to adopt the provisions at the beginning of the year.

(b) The fourth quarter of fiscal 1998 includes a charge to earnings of $4,646 ($2,927 net of tax) related to a provision for impairment reflecting the write-down of assets for certain underperforming restaurants.

14. SUBSEQUENT EVENTS

On January 7, 2000, the Board of Directors approved the repricing of 4,591,757 options held by certain current employees, including officers of the Company with an exercise price in excess of the closing price of the Company's Common Stock on that date of $8.47 and whose options were not repriced at the time of the December 14, 1998 repricing. Other than the change in the exercise price, there was no other change in the terms of the original options as granted.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


14. SUBSEQUENT EVENTS (CONTINUED)

In addition, on January 7, 2000 the Board of Directors granted options for 446,258 shares of Common Stock at an exercise price of $8.47 per share pursuant to its 1992 stock option plan. All of the options granted vest ratably over a three-year period from the date of grant.

On January 19, 2000, the Board of Directors approved an additional repurchase of up to 2,850,000 shares of the Company's Common Stock subject to certain conditions.