Form 10-K/A
period 1999-12-28
LONE STAR STEAKHOUSE & SALOON INC
filed 2000-04-26
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K/A
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

      As of March 21, 2000, there were 26,887,952 shares outstanding of the Registrant's Common Stock.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the Directors of the Company:

                                 Term of Office


                       Name                                               Age
Jamie B. Coulter..................................................        59
John D. White.....................................................        52
Fred B. Chaney....................................................        63
William B. Greene, Jr.............................................        62
Clark R. Mandigo..................................................        56


         Jamie B. Coulter has served as Chairman and Chief Executive Officer of the Company since January 1992 and President of the Company from January, 1992 to June, 1995.

         John D. White has been an Executive Vice President since June, 1995, a Director of the Company since January, 1992 and served as Chief Financial Officer from January, 1992 until February 3, 2000.

         Fred B. Chaney, Ph.D., has been a director of the Company since May, 1995. Dr. Chaney was President and Chief Executive Officer of TEC's parent company, Vedax Sciences Corporation, until March, 1998 when he sold his interest. Dr. Chaney through the TEC organization had formed a network of various management organizations in several countries, including the United States where approximately 4,000 presidents of companies meet on a quarterly basis. Dr. Chaney's early business career was with the Boeing Company and Rockwell, where he implemented management systems and quality motivational programs. In 1968 he co-authored the book Human Factors in Quality Assurance with Dr. D. H. Harris. Dr. Chaney has authored numerous publications and professional papers and has taught management classes for the University of Southern California. Dr. Chaney is a board member of Hobie Sports. Mr. Chaney previously served as a Director of Rusty Pellican Seafood, Inc.

         William B. Greene, Jr. has been a member of the Board of Directors since August 18, 1999. Mr. Greene served on the Board of Directors of the Nashville City Bank in Nashville, Tennessee for fourteen years. Mr. Greene is the founder of Bank of Tennessee in Kingsport, Tennessee, and has served as Chairman of the bank since 1974. In addition, Mr. Greene has been Chairman of BancTenn Corp., which owns 100% of Bank of Tennessee since 1980. Mr. Greene has also served as Chairman and Chief Executive Officer of Carter County BanCorp, since 1972. Mr. Greene has been a Director of JDN, a real estate investment trust on the New York Stock Exchange since 1994. Mr. Greene also serves on the Board of Trustees for Wake Forest University and is presently Chairman of the University's Investment Committee. Mr. Greene is a Trustee of Milligan College and served as International President of the World Presidents' Organization, the graduate school of Young Presidents' Organization in 1998. Mr. Greene is a retired Captain in the U.S. Army Infantry.

         Clark R. Mandigo has been a Director of the Company since March 1992. Mr. Mandigo has been a Papa John's Pizza franchisee since 1995. From 1986 to 1991, he was President, Chief Executive Officer and Director of Intelogic Trace, Inc., a corporation engaged in the sale, lease and support of computer and communications systems and equipment. From 1985 to 1997, Mr. Mandigo served on the Board of Directors of Physician Corporation of America, a managed health care company and from 1993 to 1997, Mr. Mandigo served on the Board of Palmer Wireless, Inc., a cellular telephone system operator. Mr. Mandigo currently serves on the Board of Directors of Horizon Organic Holdings Corporation and as a Trustee of Accolade Funds.

         In addition to Messrs. Coulter and White, the other Executive Officers of the Company are as follows:

         Gerald T. Aaron, 59, has been Senior Vice President - Counsel and Secretary of the Company since January 1994.

         Jeff Bracken, 34, has been Vice President - Operations since May 27, 1999. Mr. Bracken has worked for the Company since 1996, previously as a Regional Manager. Prior to joining the Company, Mr. Bracken functioned in various operational capacities for various Pizza Hut restaurants owned and operated by Mr. Coulter from 1989 to 1996, most recently as Senior District Manager.

         Deidra Lincoln, 40, has been Vice President - Del Frisco's since January, 2000. Ms. Lincoln is the co-founder of Del Frisco's Double Eagle Steak House ("Del Frisco's"), which was acquired by the Company in 1995. Since 1995, Ms. Lincoln has served in various managerial capacities and is responsible for all of the Company's Del Frisco's operations.

         Robert Martin, 69, has been Senior Vice President - Marketing since February, 2000. Mr. Martin formerly served as a Director for Applebee's Neighborhood Grills from 1989 to 1999. Mr. Martin also served Applebee's Neighborhood Grills as Vice President of Marketing from 1991 to 1994, Senior Vice President of Marketing from 1994 to 1996 and Executive Vice President of Marketing from 1996 to 1999. From 1990 to April, 1991 Mr. Martin served as
President of Kayemar Enterprises, a Kansas City, Missouri-based marketing consulting firm. From 1983 to January, 1990 Mr. Martin served as President, Chief Operating Officer and a director of Juneau Holding Co. From July 1977 to June, 1981 Mr. Martin served as President of United Vintners Winery and prior to that time he was employed for twenty-five (25) years by Schlitz Brewing Company, most recently in the position of Senior Vice President of Sales and Marketing.

         T. D. O'Connell, 31, has been Senior Vice President - Operations since December, 1999. Mr. O'Connell has been with the Company since March, 1995 and has previously functioned in various operating and administrative positions. Prior to joining the Company, Mr. O'Connell worked for the Ritz Carlton Hotel Company from 1992 to 1995, most recently as Director of Guest Services. Mr. O'Connell is a graduate of the Hotel and Restaurant Management School at the University of Nevada at Las Vegas.

         Randall H. Pierce, 60, has been Chief Financial Officer of the Company since February, 2000. Mr. Pierce is a CPA and was a former partner of Ernst & Young, LLP from 1962 to 1997. During Mr. Pierce's tenure in the Wichita, Kansas office with Ernst & Young, LLP, Mr. Pierce served as an audit engagement partner and served as the; Audit Partner from 1974 to 1997; and Office Managing Partner from 1996 to 1997. Mr. Pierce served as Office Director of Accounting and Auditing from 1974 through 1997. Mr. Pierce's duties included serving clients in both the public and private sectors in matters related to accounting, auditing and business matters as well as providing technical advice and consultation to other accounting professionals in the office. From 1997 through January, 2000, Mr. Pierce has served as a financial and business consultant focusing on advising and negotiating merger and acquisition transactions, sale and disposition transactions and general business strategies.

Item 11.          EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the four most highly compensated executive officers of the Company (collectively with the CEO the "Named Executive Officers") other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 28, 1999 .

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation                        Long Term Compensation
                                                   -------------------                        ----------------------
                                                                                            Number of
                                                                     Other Annual           Securities
     Name and Principal                                              Compensation           Underlying          All Other
          Position           Year        Salary           Bonus($)       (1)                Options(#)         Compensation

Jamie B. Coulter
Chairman of the Board        1999        $300,000            --        $110,219                    --                --
 and Chief Executive         1998        $300,000            --        --                          --                --
    Officer                  1997        $275,000            --        --                          --                --

John D. White
Executive Vice President     1999        $283,000            --        $6,681                      --                --
Chief Financial Officer      1998        $283,000            --        --                          --                --
   and Treasurer             1997        $259,600            --        --                          --                --

Gerald T. Aaron
Senior Vice President -      1999        $228,000            --        $3,946                      --                --
     Counsel & Secretary     1998        $228,000            --        --                          --                --
                             1997        $209,000            --        --                          --                --
Deidra Lincoln
Vice President - Del         1999        $240,000            --        $5,548                 117,672                --
 Frisco's                    1998        $235,000            --        --                          --                --
                             1997        $220,000            --        --                          --                --
T. D. O'Connell
Senior Vice President -      1999        $139,773            --        $3,381                  81,479                --
Operations                   1998        $  92,069           --        --                          --                --
                             1997        $  66,981           --        --                          --                --

(1) Represents for 1999 fifty percent matching contributions by the Company pursuant to the Company's Deferred Compensation Plan, which became effective October 7, 1999. As to Mr. Coulter, the total includes perquisites and other personal benefits, securities or property received of $103,000. As to other executive officers, perquisites and other personal benefits, securities or property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.

Option Grant Table

         The following table sets forth certain information regarding stock option grants made to the CEO and other Named Executive Officers for services performed during the fiscal year ended December 28, 1999.

                        Option Grants in Last Fiscal Year





                                                                                           Potential Realizable Value at
                                                                                            Assumed Rates of Stock Price
                                                                                            Appreciation for Option Term
                                               Individual Grants                                       (1)(2)
                        ------------------------------------------------------------------------------------------------
Name                    Number of         % of Total         Exercise or   Expiration    5%                10%
                        Securities        Options Granted    Base Price    Date
                        Underlying        to Employees in    (#/Sh)
                        Options(#of       Fiscal Year (3)
                        shares)

Deidra Lincoln          25,000                2.3%           $8.188        02/02/09      $128,735            $326,239
                        92,672                8.3%           $8.46875      01/07/10      $493,567          $1,250,795

T. D. O'Connell         60,000                5.4%           $8.188        02/02/09      $308,963            $782,974
                        21,479                2.0%           $8.46875      01/07/10      $114,369            $289,902


(1) The options indicated vest ratably over a three-year period commencing February 2, 2000 and January 7, 2001 respectively. The options issued on January 7, 2000 were for past services.

(2) The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or differences in vesting periods. Regardless of the theoretical value of an option, its ultimate value will depend on the market value of the Common Stock at a future date, and that value will depend on a variety of factors, including the overall condition of the stock market and the Company's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

(3) Includes options during Fiscal 1999 and options granted on January 7, 2000 for services rendered in Fiscal 1999.

         Effective January 7, 2000, the Board of Directors re-priced all outstanding stock options, which had an exercise price in excess of $8.46875, which included 48 individuals and also included Messrs. Coulter, White, Aaron and Ms. Lincoln. The total number of options held by Messrs. Coulter, White, Aaron and Ms. Lincoln that were repriced were 2,600,000, 1,000,000, 575,000 and 42,750 respectively at an exercise price of $18.25 per share.


Option Exercise Table

         No options were exercised by the CEO and the other Named Executive Officers during the fiscal year ended December 28, 1999. The following table sets forth certain information concerning unexercised options held as of December 28, 1999 by the CEO and the other Named Executive Officers. At December 28, 1999, the closing price of the Company's Common Stock, as reported by the Nasdaq National Market, was $8.938.


                          FISCAL YEAR-END OPTION VALUES


                                   Number of Securities Underlying
                                 Unexercised Options at December 28,      Value of Unexercised In-the-Money Options at
                                                 1999                               December 28, 1999 ($) (1)
Name                               Exercisable          Unexercisable          Exercisable            Unexercisable
----                               -----------          -------------          -----------            -------------

Jamie B. Coulter                    2,200,000              400,000                     -0-                     -0-
John D. White                         800,000              200,000                     -0-                     -0-
Gerald T. Aaron                       475,000              100,000                     -0-                     -0-
Deidra Lincoln                         66,860               73,218                 $22,615                 $45,228
T. D. O'Connell                         5,588               71,176                 $ 5,242                 $55,483

Directors Compensation

         Directors who are not employees of the Company receive an annual fee of $5,000 and a fee of $1,250 for each Board of Directors meeting attended and are reimbursed for their expenses. Employees who are Directors are not entitled to any compensation for their service as a Director. Non-employee Directors are also entitled to receive grants of options under the Company's 1992 Directors' Stock Option Plan (the "Directors Plan"). Generally, upon election to the Board, each director who is not an executive officer is granted a one-time stock option to acquire 40,000 shares of Common Stock and receives an annual grant upon anniversary date of 6,800 shares. The Company has amended the Directors Plan to provide that the annual grant for all Board members will be one day after the end of the Company's fiscal year. The exercise price for such shares is equal to the closing sale price of the Common Stock as reported on the Nasdaq National Market on the closing date of grant. Currently, options to purchase an aggregate of 162,000 shares of Common Stock are outstanding under the Directors Plan at exercise prices ranging from $6.688 per share to $8.8125 per share. In 1999, the Company's outside Directors were automatically granted options to purchase an aggregate of 53,600 shares of Common Stock under the Directors Plan at exercise prices ranging from $6.688 to $7.94 per share. On September 10, 1999, the Board of Directors with outside, non-employee directors abstaining from voting: (1) re-priced certain outstanding options held by outside non-employee directors of the Company, including options previously re-priced and options granted in the last fiscal year, so that such re-priced options now have an exercise price of $7.94 per share, the closing market price of the Company's Common Stock on September 10, 1999; and (2) adjusted the expiration date to five (5) years from September 10, 1999.

Employment Agreements

         The Company has entered into separate employment agreements, with each of Messrs. White, Aaron, Bracken, Martin, O'Connell and , Pierce, dated as of March 22, 2000, providing for the employment of such individuals as Executive Vice President, Senior Vice President Counsel, Vice President - Operations, Senior Vice President - Marketing, Senior Vice President - Operations, and Chief Financial Officer, respectively. Each employment agreement provides that the officer shall devote substantially all of his professional time to the business of the Company. The Employment Agreements provide base salaries in the amount of $600,000, $228,000, $175,000, $180,000, $200,000, and $200,000, respectively, for Messrs. White, Aaron, Bracken, Martin, O'Connell, and Pierce, subject to increases as determined by the Board of Directors. Ms. Lincoln's base salary is $260,000. In addition, Mr. Martin's agreement provides for a signing bonus of $250,000, which was paid to Mr. Martin on January 3, 2000. The agreements for Messrs. Martin and Pierce also provide for stock option grants of 20,000 shares and 100,000 shares, respectively. Each agreement terminates in March, 2003, but the Company has the option to extend the term annually for additional one year periods. Each agreement contains non-competition, confidentiality and non-solicitation provisions which apply for twenty-four months after cessation of employment.

         Mr. Coulter has also entered into a non-competition, confidentiality and non-solicitation agreement with the Company. Mr. Coulter's base salary in 1999 was $300,000. Mr. Coulter was awarded a 150% increase in his base salary to $750,000 effective December 29, 1999.

Compensation Committee Interlocks

         The Compensation Committee consists of Messrs. Chaney, Greene and Mandigo. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth information concerning ownership of the Company's Common Stock, as of April 14, 2000, by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, $.01 par value (the "Common Stock") each director, each executive officer as defined in Item 402(a)(3) of Regulation S-K ("Item 402(a)(3)") and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address for five percent stockholders, directors and executive officers of the Company is 224 East Douglas, Suite 700, Wichita, Kansas 67202-3414.


                                                              Shares
                       Name and Address                    Beneficially        Percentage
                      of Beneficial Owner                      Held             of Class
Jamie B. Coulter......................................      4,995,393(1)          17.3%
John D. White.........................................      1,148,025(2)           4.2%
Gerald T. Aaron.......................................        612,707(3)           2.3%
Deidra Lincoln........................................         80,194(4)            *
T. D. O'Connell.......................................         25,588(5)            *
Fred B. Chaney........................................         56,267(6)            *
William B. Greene, Jr.................................              0               *
Clark R. Mandigo......................................         72,801(7)            *
Lazard Freres & Co., LLC..............................      1,737,500(8)           5.25%(8)
Dimensional Fund Advisors, Inc........................      1,905,200(9)           5.76%(8)
All directors and executive officers as a group             7,058,621(10)         22.9%
(11) persons (1-7)

---------------
* Less than 1%

(1) Includes presently exercisable options to purchase 2,600,000 shares of Common Stock.

(2) Includes presently exercisable options to purchase 1,000,000 shares of Common Stock.

(3) Includes presently exercisable options to purchase 575,000 shares of Common Stock.

(4) Includes presently exercisable options to purchase 75,194 shares of Common Stock.

(5) Includes presently exercisable options to purchase 25,588 shares of Common Stock

(6) Includes presently exercisable options to purchase 52,267 shares of Common Stock.

(7) Includes presently exercisable options to purchase 42,801 shares of Common Stock.

(8) Based on a Schedule 13G filed in February, 2000, Lazard Freres & Co., LLC beneficially holds 1,737,500 shares of the Company's Common Stock. The address of Lazard Freres & Co., LLC is 30 Rockefeller Plaza, New York, NY 10020.

(9) Based on a Schedule 13G filed in February, 2000, Dimensional Fund Advisors beneficially holds 1,905,200 shares of the Company's Common Stock. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(10) Includes presently exercisable options to purchase 4,433,946 shares of Common Stock, which includes presently exercisable options to purchase 63,096 shares of Common Stock held by executive officers, who are not specifically identified in the Security Ownership Table above.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other Affiliated Transactions

         In 1999, the Company purchased business gifts and awards in the amount of $8,172 from a retail establishment owned by Mr. Coulter.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LONE STAR STEAKHOUSE & SALOON, INC.



                                   By:  /s/ Gerald T. Aaron
                                        ----------------------------------------
                                        Gerald T. Aaron, Senior Vice President-
                                                         Counsel and Secretary


Dated: April 26, 2000