Form 10-Q
period 2000-03-21
LONE STAR STEAKHOUSE & SALOON INC
filed 2000-05-05
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                              Commission file number
         March 21, 2000                                     0-19907
         --------------                                     -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)




          Delaware                                        48-1109495
          --------                                        ----------
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

                                                       /X/ Yes        / / No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 14, 2000
           -----                                 -----------------------------
Common Stock, $.01 par value                            26,354,322 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                Page
                                                               Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at March 21, 2000 and December 28, 1999                    2

      Condensed Consolidated Statements of
      Income for the twelve weeks ended
      March 21, 2000 and March 23, 1999                          3

      Condensed Consolidated Statements of
      Cash Flows for the twelve weeks ended
      March 21, 2000 and March 23, 1999                          4

      Notes to Condensed Consolidated
      Financial Statements                                       5

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                      8

Item 3.  Quantitative and Qualitative
      Disclosures about Market Risks                             12

PART II.  OTHER INFORMATION
Items 1 through 5 have been omitted
since the items are either inapplicable or the answer is negative

Item 6.  Exhibits and Reports on Form 8-K                        13

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                                                  March 21, 2000   December 28, 1999
                                                                                                  --------------   -----------------

                                           ASSETS
Current assets:
    Cash and cash equivalents                                                                        $  40,282            $  50,673
    Inventories                                                                                         12,105               11,440
    Other current assets                                                                                 6,304                7,256
                                                                                                     ---------            ---------
         Total current assets                                                                           58,691               69,369

Property and equipment, net                                                                            433,811              430,482
Intangible and other assets, net                                                                        35,337               33,682
                                                                                                     ---------            ---------
             Total assets                                                                            $ 527,839            $ 533,533
                                                                                                     =========            =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                 $  16,196            $  11,726
    Other current liabilities                                                                           39,583               37,428
                                                                                                     ---------            ---------
             Total current liabilities                                                                  55,779               49,154


Long-term debt                                                                                           8,750                 --
Stockholders' equity:
    Preferred stock                                                                                       --                   --
    Common stock                                                                                           269                  299
    Additional paid-in capital                                                                         211,698              238,000
    Retained earnings                                                                                  261,025              253,923
    Accumulated other comprehensive loss                                                                (9,682)              (7,843)
                                                                                                     ---------            ---------
             Total stockholders' equity                                                                463,310              484,379
                                                                                                     ---------            ---------
             Total liabilities and stockholders' equity                                              $ 527,839            $ 533,533
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

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                      For the twelve weeks ended
                                                               --------------------------------------
                                                               March 21, 2000          March 23, 1999
                                                               --------------          --------------

Net sales                                                        $139,254                  $139,938
Costs and expenses:
    Costs of sales                                                 47,657                    50,386
    Restaurant operating expenses                                  63,109                    61,630
    Depreciation and amortization                                   6,550                     7,232
                                                                 --------                  --------
Restaurant costs and expenses                                     117,316                   119,248
                                                                 --------                  --------
Restaurant operating income                                        21,938                    20,690
General and administrative expenses                                11,342                     8,289
                                                                 --------                  --------
Income from operations                                             10,596                    12,401
Other income, principally interest                                    416                       247
                                                                 --------                  --------
Income before income taxes                                         11,012                    12,648
Provision for income taxes                                          3,910                     4,867
                                                                 --------                  --------
Net income                                                       $  7,102                  $  7,781
                                                                 ========                  ========
Basic earnings per share                                         $   0.25                  $   0.21
                                                                 ========                  ========
Diluted earnings per share                                       $   0.25                  $   0.21
                                                                 ========                  ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          For the twelve weeks ended
                                                                                       ----------------------------------
                                                                                       March 21, 2000      March 23, 1999
                                                                                       --------------      --------------
Cash flows from operating activities:
    Net income                                                                           $  7,102             $  7,781
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                                      7,350                7,232
         Net change in operating assets and liabilities:
              Change in operating assets                                                      209                1,948
              Change in operating liabilities                                               6,625                2,172
                                                                                         --------             --------
Net cash provided by operating activities                                                  21,286               19,133
Cash flows from investing activities:
    Purchases of property and equipment                                                   (11,709)             (16,801)
    Other                                                                                  (2,382)                (408)
                                                                                         --------             --------
         Net cash used in investing activities                                            (14,091)             (17,209)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                               --                     12
    Common stock repurchased and retired                                                  (26,332)             (26,864)
    Proceeds from long-term borrowings                                                      8,750                 --
                                                                                         --------             --------
         Net cash used in financing activities                                            (17,582)             (26,852)
Effect of exchange rate on cash                                                                (4)                  14
                                                                                         --------             --------
    Net decrease in cash and cash equivalents                                             (10,391)             (24,914)
Cash and cash equivalents at beginning of period                                           50,673               89,847
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 40,282             $ 64,933
                                                                                         ========             ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                           $  1,804             $  2,713
                                                                                         ========             ========

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results for the twelve weeks ended March 21, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K.


2.    COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

                                                  For the twelve weeks ended
                                               -------------------------------
                                               March 21, 2000   March 23, 1999
                                               --------------   --------------

Net income                                       $ 7,102            $ 7,781
Foreign currency translation adjustments          (1,839)               933
                                                 -------            -------
  Comprehensive income                           $ 5,263            $ 8,714
                                                 =======            =======

3.    EARNINGS PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. For purposes of diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock or price of the Company's stock on the exercise date if options were exercised during the period presented.

      The weighted average shares outstanding for the periods presented are as follows (in thousands):

                                            For the twelve weeks ended
                                        ------------------------------------
                                        March 21, 2000        March 23, 1999
                                        --------------        --------------

Basic average shares outstanding           28,376               37,514
Diluted average shares outstanding         28,567               37,681

4.    LONG - TERM DEBT

      The Company has entered into a $20 million revolving term loan agreement with a bank, under which $8.75 million was outstanding at March 21, 2000. The loan matures in April 2005 and requires interest only payments through April 2003, at which time the loan will convert to a term note with monthly principal and interest payments sufficient to amortize the loan over its remaining term. The interest rate is at the daily prime rate as published in the Wall Street Journal. In addition, the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

5.    TREASURY STOCK TRANSACTIONS

      The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to the authorization, the Company purchased 2,970,600 shares of its common stock during the twelve weeks ended March 21, 2000 at an average price of $8.86 per share and 2,798,000 shares of its common stock during the twelve weeks ended March 23, 1999 at an average price of $9.60 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.    STOCK OPTIONS

      On January 7, 2000, the Board of Directors approved the repricing of options to purchase 4,591,757 shares of Common Stock held by certain current employees, including officers of the Company with an exercise price in excess of the closing price of the Company's Common Stock on that date of $8.47. Other than the change in the exercise price, there was no other change in the terms of the original options as granted (See Note 7).

      During the twelve weeks ended March 21, 2000, the Company granted stock options for 466,258 shares of common stock at an exercise price of $8.47 per share pursuant to its 1992 stock option plan for employees.


7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998 the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective January 2, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the FASB Interpretation). The FASB Interpretation among other things, requires that certain modifications to outstanding stock options as to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB Interpretation, when adopted, requires compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Imputed non-cash compensation expense is to be recognized on a prospective basis only to the extent that the market price of the stock exceeds the stock price on July 1, 2000, the FASB Interpretation's effective date; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced options to purchase approximately 4,740,000 shares of Common Stock during fiscal 1999 and in January 2000 which will be subject to the FASB Interpretation. The impact of the FASB Interpretation is not currently determinable.

8.    SUBSEQUENT EVENT

In April 2000, the Board of Directors declared the Company's initial quarterly cash dividend of $.125 per share payable May 10, 2000 to stockholders of record on April 24, 2000.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjuntion with the condensed consolidated financial statements including the notes thereto included elsewhere in this Form 10-Q.

      In May 1998, the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998, the Company substantially completed the remodel/construction of twelve of these restaurants (including one that was damaged by fire and rebuilt). The Company opened one of these restaurants in 1999 and plans to open one additional restaurant in the summer of 2000. There are no immediate plans to open the remaining restaurants until such time as management believes the restaurants can be adequately staffed and are capable of operating effectively and efficiently. In addition, the Company has eight sites available for future development, six of which are owned and two which are under lease. During 1999, the Company closed two domestic Lone Star restaurants and in December 1999, decided to close an additional 24 restaurants all of which were closed in early January, 2000. There were 241 operating domestic Lone Star restaurants as of March 21, 2000. In addition, licencees operate three Lone Star restaurants in California and one in Guam.

      The Company is currently operating four Del Frisco's restaurants, including the New York City restaurant, which opened on March 7, 2000. There is one Del Frisco's restaurant under construction in Las Vegas, Nevada which the Company expects to open in the summer of 2000 and a licensee operates a Del Frisco restaurant in Orlando, Florida.

      As of March 21, 2000 the Company was operating fourteen Sullivan's steakhouse restaurants. During 1999, Sullivan's steakhouse restaurants were opened in Denver, Colorado, Palm Desert, California and Raleigh, North Carolina. The Company expects to open a Sullivan's restaurant in the summer of 2000 in Tucson, Arizona.

      Although the Company believes considerable opportunities exist in the upscale steakhouse market, the Company has temporarily curtailed the development of its upscale concepts. There are no current commitments to open additional upscale units beyond the one Del Frisco's restaurant and one Sullivan's restaurant scheduled to open in summer of 2000.

      Internationally, there are 40 Lone Star Steakhouse & Saloon restaurants operated through a joint venture in Australia.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of income bear to net sales, and (ii) other selected operating data:

                                                                                             Twelve Weeks Ended (1)
                                                                                             ----------------------
                                                                                   March 21, 2000          March 23, 1999
                                                                                   --------------          --------------
                                                                                             (dollars in thousands)
Income Statement Data:
      Net sales                                                                          100.0%                  100.0%
      Costs and expenses:
            Costs of sales..........................................................      34.2                    36.0
            Restaurant operating expenses...........................................      45.3                    44.0
            Depreciation and amortization...........................................       4.7                     5.2
                                                                                         -----                   -----


                 Restaurant costs and expenses......................................      84.2                    85.2
                                                                                         -----                   -----


      Restaurant operating income...................................................      15.8                    14.8
      General and administrative expenses...........................................       8.1                     5.9
                                                                                         -----                   -----



      Income from operations........................................................       7.7                     8.9
      Other income, principally interest............................................       0.3                     0.2
                                                                                         -----                   -----


      Income before provision for income taxes .....................................       8.0                     9.1
      Provision for income taxes....................................................       2.8                     3.5
                                                                                         -----                   -----


      Net income....................................................................       5.2%                    5.6%
                                                                                         =====                   =====

Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)                           $2,003                $  1,877
      Number of restaurants at end of the period                                           300                     324


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

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED MARCH 21, 2000 COMPARED TO TWELVE WEEKS ENDED MARCH 23, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales decreased $684 (0.5%) to $139,254 for the twelve weeks ended March 21, 2000 compared to $139,938 for the twelve weeks ended March 23, 1999. The decrease was principally attributable to the closing of two restaurants in fiscal 1999 and 24 restaurants in January 2000. The decrease was partially offset by additional sales of $2,387 from one new domestic Lone Star restaurant, two Sullivan's restaurants and one new Del Frisco's restaurant opened since March of 1999. Same store sales increased .5% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 34.2% from 36.0% due primarily to lower prices on certain meat products and lower prices on produce and dairy products.

      Restaurant operating expenses for the twelve weeks ended March 21, 2000 increased $1,479 from $61,630 in 1999, to $63,109 and increased as a percentage of net sales from 44.0% to 45.3%. The increase in restaurant operating expenses is attributable primarily to a $1,223 increase in media advertising and a $1,066 increase in restaurant preopening expenses. These increases were offset in part by the impact of the closed restaurants as well as decreases to various operating costs including insurance and operating supplies.

      Depreciation and amortization decreased $682 in the twelve weeks ended March 21, 2000 compared to the twelve weeks ended March 23, 1999. The decrease is attributable primarily to the 26 restaurants closed since March of 1999.

      General and administrative expenses increased $3,053 as compared to the same period in 1999. The increases in general and administrative expenses were attributable primarily to increased (1) salaries and wage related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and the Company costs related to employee retirement benefit plans, (2) increased costs for software amortization and consulting costs related to the Company's information systems and (3) increased travel costs.

      Other income, principally interest, for the twelve weeks ended March 21, 2000 was $416, as compared to $247 in 1999. The increase is attributable to better interest rates available for short term investment purposes.

      The effective income tax rates for the twelve weeks ended March 21, 2000 and the twelve weeks ended March 23, 1999 were 35.5% and 38.4%, respectively. The decrease in the effective tax rate is primarily attributable to the reduction in valuation allowances associated with Australian losses.

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

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents a summary of the Company's cash flows for each of the twelve weeks ended March 21, 2000 and March 23, 1999 (in thousands):

                                                      Twelve weeks ended
                                                      ------------------
                                                 March 21, 2000   March 23, 1999
                                                 --------------   --------------

Net cash provided by operating activities ......   $ 21,286         $ 19,133
Net cash used in investment activities .........    (14,091)         (17,209)
Net cash used in financing activities ..........    (17,582)         (26,852)
Effect of exchange rate on cash ................         (4)              14
                                                   --------         --------
Net decrease in cash ...........................   $(10,391)        $(24,914)
                                                   ========         ========

      During the twelve week period ended March 21, 2000, the Company's investment in property and equipment was $11,709 compared to $17,209 for the same period in 1999.

      The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies, or to finance inventory, they may be considered as a source of financing for non-current capital expenditures.

      At March 21, 2000, the Company had $40,282 in cash and cash equivalents. The Company has entered into a $20,000 revolving term loan agreement with a bank. At March 21, 2000 the Company had borrowed $8,750 and had available borrowing capacity of $11,250 pursuant to the revolver. See Note 4 to Notes to Condensed Consolidated Financial Statements. The Company is not actively negotiating the purchase or lease of additional sites.

      The Company's Board of Directors has authorized the purchase of shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the twelve weeks ended March 21, 2000 the Company has purchased 2,970,600 shares at a cost of $26,332.

      In April 2000 the Board of Directors declared the Company's initial quarterly cash dividend of $.125 per share payable May 10, 2000 to shareholders of record on April 24, 2000.

      The Company utilizes derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period were not significant. As of March 21, 2000, the Company's exposure for open positions in futures contracts was not significant.

      In March  2000,  the FASB issued  Interpretation  No. 44  "Accounting  for
Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the FASB Interpretation). The FASB Interpretation, among other things, requires that certain modifications to outstanding stock options as to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB Interpretation, when adopted, requires compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Imputed non-cash compensation expense is to be recognized on a prospective basis only to the extent that the market price of the stock exceeds the stock price on July 1, 2000, the FASB Interpretation's effective date; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced options to purchase approximately 4,740,000 shares of Common Stock during fiscal 1999 and in January 2000, which will be subject to the FASB Interpretation when it becomes effective. The Company may incur significant volatility in reporting of earnings in future periods as fluctuations in market prices of its common stock may greatly impact reported compensation expenses on a periodic basis.


FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing and other risks set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1999. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.



ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                     THE COMPANY'S EXPOSURE TO MARKET RISKS WAS NOT SIGNIFICANT DURING THE TWELVE WEEKS ENDED MARCH 21, 2000.

LONE STAR STEAKHOUSE & SALOON, INC.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (A)  EXHIBIT 27              FINANCIAL DATA SCHEDULE
                EXHIBIT 99              LOAN AGREEMENT DATED APRIL 28, 2000
                                        BETWEEN THE COMPANY AND INTRUST
                                        BANK, N.A.

           (B)  REPORTS ON FORM 8-K     NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lone Star Steakhouse & Saloon, Inc.
                                           (Registrant)

      Date  May 4, 2000                   / s / Randall H. Pierce
                                          ---------------------------------
                                          Randall H. Pierce
                                          Chief Financial Officer