Form 10-Q
period 2000-06-13
LONE STAR STEAKHOUSE & SALOON INC
filed 2000-07-28
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                         Commission file number
          June 13, 2000                                  0-19907
          -------------                                  -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                  48-1109495
             --------                                  ----------
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

            Class                            Outstanding at July 21, 2000
Common Stock, $.01 par value                       25,678,219 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at June 13, 2000 and December 28, 1999                            2

      Condensed Consolidated Statements of
      Income for the twelve weeks ended
      June 13, 2000 and June 15, 1999                                   3

      Condensed Consolidated Statements of
      Income for the twenty-four weeks ended
      June 13, 2000 and June 15, 1999                                   4

      Condensed Consolidated Statements of
      Cash Flows for the twenty-four weeks ended
      June 13, 2000 and June 15, 1999                                   5

      Notes to Condensed Consolidated
      Financial Statements                                              6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                             8

Item 3.  Quantitative and Qualitative
      Disclosures about Market Risks                                   13

PART II.  OTHER INFORMATION
--------  -----------------
Items 1, 3 and 5 have been omitted
since the items are either inapplicable or the answer is negative

Item 2.  Changes in Securities and Use of Proceeds                     13
Item 4.  Submission of Matters to a Vote of Stockholders               14

Item 6.  Exhibits and Reports on Form 8-K                              14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)



                                                                                          June 13, 2000     December 28, 1999
                                                                                         --------------     -----------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                                            $      24,965      $      50,673
    Inventories                                                                                 12,409             11,440
    Other current assets                                                                         7,771              7,256
                                                                                            ----------         ----------
         Total current assets                                                                   45,145             69,369

Property and equipment, net                                                                    425,838            430,482
Intangible and other assets, net                                                                35,272             33,682
                                                                                            ----------         ----------
             Total assets                                                                $     506,255      $     533,533
                                                                                            ==========         ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $      13,692      $      11,726
    Other current liabilities                                                                   32,050             37,428
                                                                                            ----------         ----------
             Total current liabilities                                                          45,742             49,154


Long-term debt                                                                                   6,955                  -
Stockholders' equity:
    Preferred stock                                                                                  -                  -
    Common stock                                                                                   257                299
    Additional paid-in capital                                                                 200,062            238,000
    Retained earnings                                                                          263,586            253,923
    Accumulated other comprehensive loss                                                       (10,347)            (7,843)
                                                                                            ----------         ----------
             Total stockholders' equity                                                        453,558            484,379
                                                                                            ----------         ----------
             Total liabilities and stockholders' equity                                  $     506,255      $     533,533
                                                                                            ==========         ==========

                             See accompanying notes.


                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                    For the twelve weeks ended
                                               ---------------------------------
                                               June 13, 2000       June 15, 1999
                                               ----------------  ---------------


Net sales                                       $134,187                $134,753
Costs and expenses:
    Costs of sales                                47,228                  47,805
    Restaurant operating expenses                 62,662                  61,087
    Depreciation and amortization                  6,610                   6,819
                                               ---------              ----------
Restaurant costs and expenses                    116,500                 115,711
                                               ---------              ----------
Restaurant operating income                       17,687                  19,042
General and administrative expenses                9,014                   8,101
                                               ---------              ----------
Income from operations                             8,673                  10,941
Other income, net                                    393                     333
                                               ---------              ----------
Income before income taxes                         9,066                  11,274
Provision for income taxes                         3,208                   4,191
                                               ---------              ----------
Net income                                      $  5,858                $  7,083
                                               =========              ==========
Basic earnings per share                        $   0.22                $   0.20
                                               =========              ==========
Diluted earnings per share                      $   0.22                $   0.20
                                               =========              ==========



                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                              For the twenty-four weeks ended
                                            ------------------------------------
                                             June 13, 2000         June 15, 1999
                                            ---------------        -------------

Net sales                                      $273,442                 $274,691
Costs and expenses:
    Costs of sales                               94,885                   98,191
    Restaurant operating expenses               125,772                  122,717
    Depreciation and amoritzation                13,160                   14,051
                                             ----------               ----------
Restaurant costs and expenses                   233,817                  234,959
                                             ----------               ----------
Restaurant operating income                      39,625                   39,732
General and administrative expenses              20,355                   16,390
                                             ----------               ----------
Income from operations                           19,270                   23,342
Other income, net                                   809                      580
                                             ----------               ----------

Income before income taxes                       20,079                   23,922
Provision for income taxes                        7,118                    9,057
                                             ----------               ----------
Net income                                     $ 12,961                 $ 14,865
                                             ==========               ==========

Basic earnings per share                       $   0.47                 $   0.41
                                             ==========               ==========
Diluted earnings per share                     $   0.47                 $   0.40
                                             ==========               ==========




                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               For the twenty-four weeks ended
                                                                            ------------------------------------
                                                                            June 13, 2000          June 15, 1999
                                                                            --------------        --------------
Cash flows from operating activities:
    Net income                                                                  $ 12,961             $ 14,865
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                            14,503               14,881
         Net change in operating assets and liabilities:
                  Change in operating assets                                      (1,591)               3,387
                  Change in operating liabilities                                 (3,412)              (6,440)
                                                                               ---------          -----------
Net cash provided by operating activities                                         22,461               26,693
Cash flows from investing activities:
    Purchases of property and equipment                                          (14,806)             (25,344)
    Proceeds from sale of assets                                                   3,921                 --
    Other                                                                         (2,956)                (240)
                                                                               ---------          -----------
         Net cash used in investing activities                                   (13,841)             (25,584)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                       157                   12
    Common stock repurchased and retired                                         (38,137)             (26,864)
    Proceeds from long-term borrowings                                             6,955                 --
    Cash dividends paid                                                           (3,298)                --
                                                                               ---------          -----------
         Net cash used in financing activities                                   (34,323)             (26,852)
Effect of exchange rate on cash                                                       (5)                  48
                                                                               ---------          -----------
    Net decrease in cash and cash equivalents                                    (25,708)             (25,695)
Cash and cash equivalents at beginning of period                                  50,673               89,847
                                                                               ---------          -----------
Cash and cash equivalents at end of period                                      $ 24,965             $ 64,152
                                                                               =========          ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                  $ 10,984             $ 10,029
                                                                               =========          ===========


                             See accompanying notes.

                       Lone Star Steakhouse & Saloon, Inc.

              Notes to Condensed Consolidated Financial Statements
                  (All amounts in thousands, except share data)

1.    Basis of Presentation
      ---------------------

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results for the twenty-four weeks ended June 13, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K.


2.    Comprehensive Income
      --------------------

Comprehensive income is comprised of the following:

                                               For the twelve weeks ended          For the twenty-four weeks ended
                                               --------------------------          -------------------------------
                                             June 13, 2000     June 15, 1999     June 13, 2000          June 15, 1999
                                             -------------     -------------     -------------          -------------

Net income                                    $  5,858            $  7,083           $ 12,961            $ 14,865
Foreign currency translation
        adjustments                               (665)                616             (2,504)              1,549
                                             ---------         -----------           --------            --------
  Comprehensive income                        $  5,193            $  7,669           $ 10,457            $ 16,414
                                              ========            ========            =======             =======

3.    Earnings Per Share
      ------------------

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

      The weighted average shares outstanding for the periods presented are as follows:

                                                     For the twelve weeks ended          For the twenty-four weeks ended
                                                     --------------------------          -------------------------------
                                                June 13, 2000         June 15, 1999     June 13, 2000      June 15, 1999
                                                -------------         -------------     -------------      -------------

Basic average shares outstanding                  26,232                 35,813            27,304            36,663
Diluted average shares outstanding                27,148                 36,078            27,834            36,843

4.    Long - Term Debt
      ----------------

      The Company has entered into a $20,000 revolving term loan agreement with a bank, under which $6,955 was outstanding at June 13, 2000. The loan matures in April 2005 and requires interest only payments through April 2003, at which time the loan will convert to a term note with monthly principal and interest payments sufficient to amortize the loan over its remaining term. The interest rate is at the daily prime rate as published in the Wall Street Journal. In addition, the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

5.    Treasury Stock Transactions
      ---------------------------

      The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to the authorization, the Company purchased 4,134,600 shares of its common stock during the twenty-four weeks ended June 13, 2000 at an average price of $9.22 per share and 2,798,000 shares of its common stock during the twenty-four weeks ended June 15, 1999 at an average price of $9.60 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.    Stock Options
      -------------

      During the twenty-four weeks ended June 13, 2000, the Company granted stock options for 1,730,258 shares of common stock at exercise prices ranging from $8.47 to $8.88 per share pursuant to its 1992 stock option plan for employees.

7.    Recently Issued Accounting Standards
      ------------------------------------

      In June 1998 the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective December 27, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the FASB Interpretation). The FASB Interpretation among other things, requires that certain modifications to outstanding stock options as to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB Interpretation, when adopted, requires compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Imputed non-cash compensation expense is to be recognized on a prospective basis only to the extent that the market prices of the stock after July 1, 2000, exceeds the stock price on July 1, 2000, the FASB Interpretation's effective date; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced options to purchase approximately 4,740,000 shares of common stock during fiscal 1999 and in January 2000 which will be subject to the FASB Interpretation. The impact of the FASB Interpretation is not currently determinable.

8.    Subsequent Event
      ----------------

      In July 2000, the Board of Directors declared the Company's quarterly cash dividend of $.125 per share payable August 3, 2000 to stockholders of record on July 18, 2000.

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements including the notes thereto included elsewhere in this Form 10-Q.
      The Company recently opened one of the eleven completed Lone Star Steakhouse & Saloon (Lone Star) restaurants and intends to try and open the remaining unopened units during the current fiscal year; however, there can be no assurance that these restaurants will be opened this fiscal year.
      In March 2000, a Lone Star restaurant was destroyed by fire and will not be reopened. In addition, the Company has eight sites available for future development, six of which are owned and two which are under lease. There were 241 operating domestic Lone Star restaurants as of June 13, 2000. In addition, licensees operate three Lone Star restaurants in California, and one in Guam.
      The Company is currently operating four Del Frisco's Double Eagle Steak Houses. There is one Del Frisco's Double Eagle Steak House restaurant under construction in Las Vegas, Nevada which the Company expects to open in the summer of 2000; a licensee operates a Del Frisco's Steak House in Orlando, Florida.
      As of June 13, 2000 the Company was operating fourteen Sullivan's Steakhouse restaurants. The Company expects to open a Sullivan's Steakhouse restaurant in the fall of 2000 in Tucson, Arizona.
      The Company believes considerable opportunities exist in the upscale steakhouse market; however, there are no current commitments to open additional upscale units beyond the one Del Frisco's Double Eagle Steak House restaurant and one Sullivan's Steakhouse restaurant scheduled to open in the summer and fall of 2000, respectively.
      Internationally, there are 40 Lone Star Steakhouse & Saloon restaurants operated through a joint venture in Australia.

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations
      The following table sets forth for the periods indicated (i) the percentages which certain items included in the condensed consolidated statement of income bear to net sales, and (ii) other selected operating data:

                                                                       Twelve Weeks Ended (1)         Twenty-four Weeks Ended
                                                                       ----------------------         -----------------------
                                                                    June 13, 2000  June 15, 1999   June 13, 2000  June 15, 1999
                                                                    -------------  -------------   -------------  -------------
                                                                        (dollars in thousands)        (dollars in thousand)

Income Statement Data:
      Net sales ...................................................      100.0%         100.0%         100.0%         100.0%
      Costs and expenses:
            Costs of sales ........................................       35.2           35.5           34.7           35.7
            Restaurant operating expenses .........................       46.7           45.3           46.0           44.7
            Depreciation and amortization .........................        4.9            5.1            4.8            5.1

                                                                         -----          -----          -----          -----

                 Restaurant costs and expenses ....................       86.8           85.9           85.5           85.5

                                                                         -----          -----          -----          -----

      Restaurant operating income .................................       13.2           14.1           14.5           14.5
      General and administrative expenses .........................        6.7            6.0
                                                                                                         7.5            6.0

                                                                         -----          -----          -----          -----


      Income from operations ......................................        6.5            8.1            7.0            8.5
      Other income, net ...........................................        0.3            0.3            0.3            0.2

                                                                         -----          -----          -----          -----


      Income before provision for income taxes ....................        6.8            8.4            7.3            8.7
      Provision for income taxes ..................................        2.4            3.1            2.6            3.3

                                                                         -----          -----          -----          -----

      Net income ..................................................        4.4%           5.3%           4.7%           5.4%

                                                                         -----          -----          -----          -----

Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2) .....   $  1,942     $    1,811       $  1,973       $  1,843
      Number of restaurants at end of the period ..................        299            322            299            322


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

Lone Star Steakhouse & Saloon, Inc.

 Twelve Weeks Ended June 13, 2000 Compared to Twelve Weeks Ended June 15, 1999
                          (Dollar amounts in thousands)

      Net sales decreased $566 (0.4%) to $134,187 for the twelve weeks ended June 13, 2000, compared to $134,753 for the twelve weeks ended June 15, 1999. The decrease was principally attributable to the closing of two restaurants in fiscal 1999 and 24 restaurants in January 2000. The decrease was largely offset by additional sales of $3,945 from one new domestic Lone Star restaurant, two Sullivan's restaurants and one new Del Frisco's restaurant opened since June 1999. Same store sales increased 0.9% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.2% from 35.5% due primarily to lower prices on certain commodities, except beef, and lower prices on produce and dairy products.

      Restaurant operating expenses for the twelve weeks ended June 13, 2000, increased $1,575 from $61,087 in 1999, to $62,662 and increased as a percentage of net sales from 45.3% to 46.7%. The increase in restaurant operating expenses is primarily attributable to a $2,200 increase in media advertising. The increase was offset in part by the impact of the closed restaurants and decreases to various operating costs.

      Depreciation and amortization decreased $209 in the twelve weeks ended June 13, 2000, compared to the same period in 1999. The decrease is primarily attributable to the 26 restaurants closed since March 1999.

      General and administrative expenses increased $913 as compared to the same period in 1999. The increases in general and administrative expenses were primarily attributable to (1) increased salaries and wage related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and the Company costs related to employee retirement benefit plans, (2) increased costs for software amortization and (3) increased training and recruiting expenses.

      Other income, net for the twelve weeks ended June 13, 2000 was $393, as compared to $333 in 1999. The increase is attributable to an increase in the net gain on the disposition of assets offset by an increase in interest expense.

      The effective income tax rates for the twelve weeks ended June 13, 2000, and the twelve weeks ended June 15, 1999 were 35.4% and 37.1%, respectively. The decrease in the effective tax rate is primarily attributable to the reduction in valuation allowances associated with Australian losses.

Lone Star Steakhouse & Saloon, Inc.

    Twenty-four Weeks Ended June 13, 2000 Compared to Twenty-four Weeks Ended
                                  June 15, 1999

                          (Dollar amounts in thousands)

      Net sales decreased $1,249 (0.5%) to $273,442 for the twenty-four weeks ended June 13, 2000, compared to $274,691 for the twenty-four weeks ended June 15, 1999. The decrease was principally attributable to the closing of two restaurants in fiscal 1999 and 24 restaurants in January 2000. The decrease was partially offset by additional sales of $6,332 from one new domestic Lone Star restaurant, two Sullivan's restaurants and one new Del Frisco's restaurant opened since June 1999. Same store sales increased 0.7% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 34.7% from 35.7% due primarily to lower prices on certain commodities, except beef, and lower prices on produce and dairy products.

      Restaurant operating expenses for the twenty-four weeks ended June 13, 2000, increased $3,055 from $122,717 in 1999, to $125,772 and increased as a percentage of net sales from 44.7% to 46.0%. The increase in restaurant operating expenses is primarily attributable to a $3,338 increase in media advertising and a $1,025 increase in restaurant preopening expenses. These increases were offset in part by the impact of the closed restaurants and decreases to various operating costs.

      Depreciation and amortization decreased $891 in the twenty-four weeks ended June 13, 2000, compared to the same period in 1999. The decrease is primarily attributable to the 26 restaurants closed since March 1999.

      General and administrative expenses increased $3,965 as compared to the same period in 1999. The increases in general and administrative expenses were primarily attributable to (1) increased salaries and wage related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and the Company costs related to employee retirement benefit plans, (2) increased costs for software amortization and consulting costs related to the Company's information systems and (3) increased training and recruiting expenses.

      Other income, net for the twenty-four weeks ended June 13, 2000, was $809, as compared to $580 in 1999. The increase is attributable to better interest rates available for short term investment purposes and an increase in the net gain on the disposition of assets.

      The effective income tax rates for the twenty-four weeks ended June 13, 2000, and the twenty-four weeks ended June 15, 1999 were 35.4% and 37.9%, respectively. The decrease in the effective tax rate is primarily attributable to the reduction in valuation allowances associated with Australian losses.

Impact of inflation

      The primary inflationary factors affecting the Company's operations include food and labor costs, utility rates, real estate taxes, and lease common area maintenance charges. A large number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels adversely affect the Company's labor costs. Many of the Company's personnel are tipped employees, consequently increases in the minimum wage rate are mitigated. To date, inflation has had a minor impact on operating margins.

Liquidity and Capital Resources
      The following table presents a summary of the Company's cash flows for each of the twenty-four weeks ended June 13, 2000 and June 15, 1999 (in thousands):

                                                       Twenty-four weeks ended
                                                       -----------------------
                                                     June 13, 2000  June 15,1999
                                                     -------------  ------------

Net cash provided by operating activities ..........     $ 22,461      $ 26,693
Net cash used in investing activities ..............      (13,841)      (25,584)
Net cash used in financing activities ..............      (34,323)      (26,852)
Effect of exchange rate on cash ....................           (5)           48
                                                         --------      --------
Net decrease in cash ...............................     $(25,708)     $(25,695)
                                                         ========      ========

      During the twenty-four week period ended June 13, 2000, the Company's investment in property and equipment was $14,806 compared to $25,344 for the same period in 1999.

      The Company does not have significant receivables or inventory.

      At June 13, 2000, the Company had $24,965 in cash and cash equivalents. The Company has entered into a $20,000 revolving term loan agreement with a bank. See Note 4 to Notes to Condensed Consolidated Financial Statements. At June 13, 2000, the Company had borrowed $6,955 and had available borrowing capacity of $13,045 pursuant to the revolver.

      The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the twenty-four weeks ended June 13, 2000, the Company purchased 4,134,600 shares at a cost of $38,137.

      In April 2000, the Board of Directors declared the Company's initial quarterly cash dividend of $.125 per share which was paid May 10, 2000, to stockholders of record on April 24, 2000. An additional cash dividend of $.125 per share was declared in July 2000, payable August 3, 2000, to stockholders of record on July 18, 2000.

      From time to time the Company utilizes derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure in the price of meat resulting from fluctuations in the market. The Company uses live beef cattle futures contracts in an attempt to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period were not significant. As of June 13, 2000, the Company's exposure for open positions in futures contracts was not significant.

      In March  2000,  the FASB issued  Interpretation  No. 44  "Accounting  for
Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the FASB Interpretation). The FASB Interpretation, among other things, requires that certain modifications to outstanding stock options as to a direct change to the exercise price (repricings) or the number of shares or an indirect change to the exercise price or number of shares (sometimes referred to as "synthetic pricings") must be accounted for using variable-award accounting. The FASB Interpretation, when adopted, requires compensation accounting for all awards for which share repricings or synthetic pricings occurred after December 15, 1998. Imputed non-cash compensation expense is to be recognized on a prospective basis only to the extent that the market prices of the stock after July 1, 2000, exceeds the stock price on July 1, 2000, the FASB Interpretation's effective date; consequently, the last measurement of compensation expense would occur at the date the options are exercised. The Company has repriced options to purchase approximately 4,740,000 shares of common stocks during fiscal 1999 and in January 2000, which will be subject to the FASB Interpretation when it becomes effective. The Company may incur significant volatility in reporting of earnings in future periods as fluctuations in market prices of its common stock may greatly impact reported compensation expenses on a periodic basis.


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



Item 2.        Changes in Securities and Use of Proceeds.
               ------------------------------------------

      As described in Item 4. - Submission of Matters to a Vote of Stockholders, the Company's stockholders approved a proposal to amend the Company's Bylaws to require that the majority of the Board be comprised of Independent Directors who shall meet specific criteria. The Board of Directors has also amended the Bylaws to provide an advance notice provision for stockholder nominations of Directors. These amendments are contained in the Amended and Restated Bylaws of the Company filed as an exhibit to this Form 10-Q


Item 3.        Quantitative and Qualitative Disclosures About Market Risks
               -----------------------------------------------------------

      The Company's exposure to market risks was not significant during the twenty-four weeks ended June 13, 2000.

Item 4.        Submission of Matters to a Vote of Stockholders
               -----------------------------------------------

      On June 9, 2000, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting the stockholders re-elected Clark R. Mandigo and John
D. White to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. As to the newly re-elected Directors, there were 21,317,782 votes "For" and 3,189,979 votes "Withheld" for Clark R. Mandigo and 21,317,442 votes "For" and 3,190,319 votes "Withheld" for John D. White.

      The stockholders approved an amendment to the Company's 1992 Directors' Stock Option Plan to increase the number of shares of common stock subject to options granted there- under from 400,000 to 700,000. As to the amendment to increase the number of option shares there were 13,794,007 votes "For", 10,579,320 votes "Against" and, 134,434 votes "Abstained".

      The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 26, 2000. As to the ratification of auditors there were 24,195,267 votes "For", 257,896 votes "Against" and 54,598 votes "Abstained".

      The stockholders approved the proposal by California Public Employees' Retirement System that the Company's bylaws be amended to require the majority of the Board be comprised of Independent Directors, who shall meet specific criteria. As to the proposal there were 12,996,278 votes "For", 7,114,369 votes "Against" and 410,170 votes "Abstained".

      The stockholders approved a non-binding proposal of The Amalgamated Bank of New York Long View MidCap 400 Index that the Board of Directors take the necessary steps to declassify the Board of Directors so that all directors are elected annually. As to the proposal there were 14,218,263 votes "For", 5,877,813 votes "Against" and 414,741 votes "Abstained".

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

               (a) Exhibits:

                    (i) Exhibit 3(a)         Amended and Restated Bylaws

                    (ii) Exhibits 27         Financial Data Schedule

               (b) Reports on Form 8-K       None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Lone Star Steakhouse & Saloon, Inc.
                                            (Registrant)

      Date  July 28, 2000                    /s/ Randall H. Pierce
          ----------------------            ------------------------------------
                                            Randall H. Pierce
                                            Chief Financial Officer