Form 10-Q
period 2000-09-05
LONE STAR STEAKHOUSE & SALOON INC
filed 2000-10-20
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended                         Commission file number
         September 5, 2000                           0-19907
         -----------------                           -------


                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                   48-1109495
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

                 Class                       Outstanding at October 16, 2000
Common Stock, $.01 par value                       24,982,319 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                       Page
                                                                     Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at September 5, 2000 and December 28, 1999                       2

      Condensed Consolidated Statements of
      Income (Loss) for the twelve weeks ended
      September 5, 2000 and September 7, 1999                          3

      Condensed Consolidated Statements of
      Income for the thirty-six weeks ended
      September 5, 2000 and September 7, 1999                          4

      Condensed Consolidated Statements of
      Cash Flows for the thirty-six weeks ended
      September 5, 2000 and September 7, 1999                          5

      Notes to Condensed Consolidated
      Financial Statements                                             6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                            9

Item 3.  Quantitative and Qualitative
Disclosures about Market Risk                                         14

PART II.  OTHER INFORMATION
Items 1 through 5 have been omitted
since the items are either inapplicable or the answer is negative


Item 6.  Exhibits and Reports on Form 8-K                             14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)



                                                                                September 5, 2000   December 28, 1999
                                                                                -----------------   -----------------
                 ASSETS

Current assets:
    Cash and cash equivalents                                                   $      27,960       $        50,673
    Inventories                                                                        12,656                11,440
    Other current assets                                                                6,707                 7,256
                                                                                  -----------           -----------
         Total current assets                                                          47,323                69,369

Property and equipment, net                                                           420,191               430,482
Intangible and other assets, net                                                       33,870                33,682
                                                                                  -----------           -----------
             Total assets                                                       $     501,384       $       533,533
                                                                                  ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $      19,354       $        11,726
    Other current liabilities                                                          31,131                37,428
                                                                                 ------------          ------------
             Total current liabilities                                                 50,485                49,154


Long-term debt                                                                              -                     -
Stockholders' equity:
    Preferred stock                                                                         -                     -
    Common stock                                                                          257                   299
    Additional paid-in capital                                                        199,310               238,000
    Retained earnings                                                                 262,923               253,923
    Accumulated other comprehensive loss                                              (11,591)               (7,843)
                                                                                 ------------          ------------
             Total stockholders' equity                                               450,899               484,379
                                                                                 ------------          ------------
             Total liabilities and stockholders' equity                         $     501,384       $       533,533
                                                                                 ============          ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
               Condensed Consolidated Statements of Income (Loss)
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                     For the twelve weeks ended
                                                              ---------------------------------------
                                                              September 5, 2000     September 7, 1999
                                                              ---------------------------------------


Net sales                                                         $ 130,953       $   134,801
Costs and expenses:
    Costs of sales                                                   46,904            47,314
    Restaurant operating expenses                                    64,504            62,418
    Depreciation and amortization                                     6,589             7,483
    Provision for impaired assets and restaurant closings               541            19,365
                                                                    -------         ---------
Restaurant costs and expenses                                       118,538           136,580
                                                                    -------         ---------
Restaurant operating income (loss)                                   12,415            (1,779)
General and administrative expenses                                   8,747             7,651
                                                                    -------         ---------
Income (loss) from operations                                         3,668            (9,430)
Other income, net                                                       271               639
                                                                    -------         ---------
Income (loss) before income taxes                                     3,939            (8,791)
Provision (benefit) for income taxes                                  1,392            (3,475)
                                                                    -------         ---------
Net income (loss)                                                 $   2,547       $    (5,316)
                                                                    =======         =========
Basic earnings (loss) per share                                   $    0.10       $     (0.15)
                                                                    =======         =========
Diluted earnings (loss) per share                                 $    0.10       $     (0.15)
                                                                    =======         =========


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                          For the thirty-six weeks ended
                                                                    --------------------------------------------
                                                                   September 5, 2000         September 7, 1999
                                                                    --------------------     -------------------

Net sales                                                           $    404,395               $   409,492
Costs and expenses:
    Costs of sales                                                       141,790                   145,504
    Restaurant operating expenses                                        190,275                   185,135
    Depreciation and amortization                                         19,749                    21,535
    Provision for impaired assets and restaurant closings                    541                    19,365
                                                                      ----------                  --------
Restaurant costs and expenses                                            352,355                   371,539
                                                                      ----------                  --------
Restaurant operating income                                               52,040                    37,953
General and administrative expenses                                       29,102                    24,040
                                                                      ----------                  --------
Income from operations                                                    22,938                    13,913
Other income, net                                                          1,080                     1,219
                                                                      ----------                  --------

Income before income taxes                                                24,018                    15,132
Provision for income taxes                                                 8,510                     5,583
                                                                      ----------                  --------
Net income                                                          $     15,508               $     9,549
                                                                      ==========                  ========

Basic earnings per share                                            $       0.58               $      0.26
                                                                      ==========                  ========

Diluted earnings per share                                          $       0.57               $      0.26
                                                                      ==========                  ========


                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             For the thirty-six weeks ended
                                                                                         -------------------------------------------
                                                                                          September 5, 2000       September 7, 1999
                                                                                         -------------------   ---------------------
Cash flows from operating activities:
    Net income                                                                           $        15,508       $          9,549
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                                            22,020                 23,112
         Provision for impaired assets and restaurant closings                                       541                 19,365
         Net change in operating assets and liabilities:
                  Change in operating assets                                                        (827)                 5,729
                  Change in operating liabilities                                                    790                (11,662)
                                                                                               ---------             ----------
         Net cash provided by operating activities                                                38,032                 46,093
    Cash flows from investing activities:
         Purchases of property and equipment                                                     (19,012)               (26,970)
         Proceeds from sale of assets                                                              5,697                      -
         Other                                                                                    (2,182)                   148
                                                                                               ---------             ----------
         Net cash used in investing activities                                                   (15,497)               (26,822)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                                       181                     12
    Common stock repurchased and retired                                                         (38,913)               (37,774)
    Proceeds from long-term borrowings                                                             6,955                      -
    Payments on long-term borrowings                                                              (6,955)                     -
    Cash dividends paid                                                                           (6,508)                     -
                                                                                               ---------             ----------
         Net cash used in financing activities                                                   (45,240)               (37,762)
Effect of exchange rate on cash                                                                       (8)                    33
                                                                                               ---------             ----------
         Net decrease in cash and cash equivalents                                               (22,713)               (18,458)
Cash and cash equivalents at beginning of period                                                  50,673                 89,847
                                                                                               ---------             ----------
Cash and cash equivalents at end of period                                               $        27,960       $         71,389
                                                                                               =========             ==========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                           $        11,028       $         11,353
                                                                                               =========             ==========

                             See accompanying notes.

                       Lone Star Steakhouse & Saloon, Inc.

              Notes to Condensed Consolidated Financial Statements
                  (All amounts in thousands, except share data)

1.    Basis of Presentation

      The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results for the thirty-six weeks ended September 5, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its 1999 Form 10-K.


2.    Comprehensive Income

Comprehensive income (loss) is comprised of the following:

                                       For the twelve weeks ended          For the thirty-six weeks ended
                                       --------------------------          ------------------------------
                                 September 5, 2000  September 7, 1999  September 5, 2000  September 7, 1999
                                 -----------------  ------------------  -----------------  -----------------

Net income (loss)                       $ 2,547            $(5,316)           $15,508           $  9,549
Foreign currency translation
        adjustments                      (1,044)               679             (3,548)             2,228
                                        -------           --------           -------            --------
Comprehensive income(loss)              $ 1,503            $(4,637)           $11,960           $ 11,777
                                        ========          =========          =======            ========

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

      The weighted average shares outstanding for the periods presented are as follows:

                                               For the twelve weeks ended             For the thirty-six weeks ended
                                               --------------------------             ------------------------------
                                           September 5, 2000   September 7, 1999   September 5, 2000  September 7, 1999
                                           -----------------   -----------------   -----------------  -----------------

Basic average shares outstanding                25,680              35,395               26,763           36,241
Diluted average shares outstanding              26,227              35,395(a)            27,299           36,394


(a) Basic and diluted shares outstanding are the same for the twelve weeks ended September 7, 1999, since the diluted share computations would be anti-dilutive.

4.    Long - Term Debt

      The Company has entered into a $20,000 revolving term loan agreement with a bank, under which no borrowings were outstanding at September 5, 2000. The loan commitment matures in April 2005 and requires interest only payments through April 2003, at which time the loan will convert to a term note with monthly principal and interest payments sufficient to amortize the loan over its remaining term. The interest rate is at the daily prime rate as published in the Wall Street Journal. In addition, the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

5.    Treasury Stock Transactions

      The Board of Directors has authorized the Company to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. Pursuant to the authorization, the Company purchased 4,202,475 shares of its common stock during the thirty-six weeks ended September 5, 2000 at an average price of $ 9.26 per share and 4,093,000 shares of its common stock during the thirty-six weeks ended September 7, 1999 at an average price of $9.23 per share. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.    Stock Options

      During the thirty-six weeks ended September 5, 2000, the Company granted stock options to purchase 1,730,258 shares of common stock at exercise prices ranging from $8.47 to $8.88 per share pursuant to its 1992 stock option plan for employees.

7.    Provision for Restaurant Closings

      In August 2000, the Company closed 9 Australian Lone Star Steakhouse & Saloon restaurants and recorded a charge of $541 for severance pay, rent and certain other costs associated with closing the restaurants.

8.    Accounting Change - Stock Options

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The Interpretation requires that stock option modifications made after December 15, 1998 where the stock options have been modified to reduce the exercise price must be accounted for as variable. The Company has adopted the accounting change for modified stock options on a prospective basis effective July 1, 2000 as required by the Interpreation. Pursuant to the rules for the initial application of the Interpretation, imputed non-cash compensation expense is to be recognized on a prospective basis to the extent that the market price of the Company's common stock after July 1, 2000 exceeds the common stock price on July 1, 2000 of $10.125. The Company has repriced options during fiscal 1999 and in January 2000 which are subject to the Interpretation. At September 5, 2000 there were approximately 4,734,000 shares under options subject to the Interpretation. These options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the Interpretation, the Company accounted for these repriced options as fixed. Because the market price of the Company's common stock has declined since July 1, 2000, the adoption of the Interpretation had no effect upon the Company's net income for the quarter ended September 5, 2000.

9.  Recently Issued Accounting Standards

      In June 1998 the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after September 7, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective December 27, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

10.   Subsequent Event

      On September 19, 2000, the Board of Directors declared the Company's quarterly cash dividend of $.125 per share payable October 13, 2000, to stockholders of record on September 29, 2000.

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements including the notes thereto included elsewhere in this Form 10-Q.
      The Company opened one of the eleven completed Lone Star Steakhouse & Saloon (Lone Star) restaurants during the third quarter of 2000 and intends to open the remaining units during the fourth quarter of 2000 and the first quarter of 2001.
      In addition, the Company has eight sites available for future development, six of which are owned and two of which are under lease. There were 242 operating domestic Lone Star restaurants as of September 5, 2000. In addition, licensees operate three Lone Star restaurants in California, one in Guam, and one in Canada.
      The Company is currently operating five Del Frisco's Double Eagle Steak Houses including Las Vegas, Nevada which opened in July 2000. A licensee operates a Del Frisco's Steak House in Orlando, Florida.
      As of September 5, 2000 the Company was operating fourteen Sullivan's Steakhouse restaurants. The Company expects to open a Sullivan's Steakhouse restaurant in the fall of 2000 in Tucson, Arizona.
      The Company believes considerable opportunities exist in the upscale steakhouse market; however, there are no current commitments to open additional upscale units beyond the one Sullivan's Steakhouse restaurant scheduled to open in the fall of 2000.
      Internationally, there are 31 Lone Star Steakhouse & Saloon restaurants operated through a joint venture in Australia. During August 2000, the Company closed 9 restaurants in Australia.

                       Lone Star Steakhouse & Saloon, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations
      The  following  table  sets  forth  for  the  periods  indicated  (i)  the
percentages   which  certain  items  included  in  the  condensed   consolidated
statements of income bear to net sales, and (ii) other selected operating data:

                                                            Twelve Weeks Ended (1)                   Thirty-six Weeks Ended
                                                            ----------------------                   ----------------------
                                                     September 5, 2000   September 7, 1999   September 5, 2000   September 7, 1999
                                                     -----------------   -----------------   -----------------   -----------------
                                                            (dollars in thousands)                  (dollars in thousand)

Income Statement Data:
      Net sales....................................      100.0%               100.0%                100.0%           100.0%
      Costs and expenses:
            Costs of sales.........................       35.8                 35.1                  35.1             35.5
            Restaurant operating expenses..........       49.3                 46.3                  47.0             45.2
            Depreciation and amortization..........        5.0                  5.5                   4.9              5.3
            Provision for impaired assets and
            restaurant closings....................        0.4                 14.4                   0.1              4.7
                                                          ------            -------                ------            ------

                  Restaurant costs and expenses....       90.5                101.3                  87.1             90.7
                                                          ------            -------                ------            ------


      Restaurant operating income (loss)...........        9.5                 (1.3)                 12.9              9.3
      General and administrative expenses..........        6.7                  5.7                   7.2              5.9
                                                          ------            -------                ------            ------

      Income (loss) from operations...............         2.8                 (7.0)                  5.7              3.4
      Other income, net...........................         0.2                  0.5                   0.2              0.3
                                                          ------            -------                ------            ------

      Income (loss) before income taxes...........         3.0                 (6.5)                  5.9              3.7
      Provision (benefit) for income taxes........         1.1                 (2.6)                  2.1              1.4
                                                          ------            -------                ------            ------

      Net income (loss)...........................         1.9%                (3.9)%                 3.8%             2.3%
                                                          ======            =======                ======            ======

      Average sales per restaurant
      on an annualized basis (2)                        $1,908              $ 1,810                $1,951           $ 1,830
      Number of restaurants at end of the period           292                  324                   292               324

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

Lone Star Steakhouse & Saloon, Inc.

            Twelve Weeks Ended September 5, 2000 Compared to Twelve
                          Weeks Ended September 7, 1999
                          (Dollar amounts in thousands)

      Net sales decreased $3,848 (2.9%) to $130,953 for the twelve weeks ended September 5, 2000, compared to $134,801 for the twelve weeks ended September 7, 1999. The decrease was principally attributable to the closing of 24 domestic Lone Star restaurants in January 2000, and 9 Lone Star restaurants in Australia in August 2000. The decrease was largely offset by additional sales of $4,045 from two new domestic Lone Star restaurants, one Sullivan's restaurant and two new Del Frisco's restaurants opened since September 1999. Same store sales decreased 0.8% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 35.8% from 35.1% due primarily to higher prices on beef offset in part by lower prices on produce and dairy products.

      Restaurant operating expenses for the twelve weeks ended September 5, 2000, increased $2,086 from $62,418 in 1999, to $64,504 and increased as a percentage of net sales from 46.3% to 49.3%. The increase in restaurant operating expenses is primarily attributable to a $3,651 increase in media advertising. The increase was offset in part by the impact of the closed restaurants and decreases in various operating costs.

      Depreciation and amortization decreased $894 in the twelve weeks ended September 5, 2000, compared to the same period in 1999. The decrease is primarily attributable to the restaurants closed since September 1999.

      Provision for impaired assets and store closings for the twelve weeks ended September 5, 2000 reflects the costs associated with the closing of 9 restaurants in Australia in August 2000. The provision of $19,365 for the comparable period in 1999 reflects the asset impairment charge for the write down of certain under-performing restaurants in 1999.

      General and administrative expenses increased $1,096 compared to the same period in 1999. The increases in general and administrative expenses were primarily attributable to (1) increased salaries and wage related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and the Company costs related to employee retirement benefit plans, (2) increased costs for software amortization and (3) increased training and recruiting expenses.

      Other income, net for the twelve weeks ended September 5, 2000 was $271, as compared to $639 in 1999. The decrease is attributable to an increase in the net loss on the disposition of assets and an increase in interest expense.

      The effective income tax rates for the twelve weeks ended September 5, 2000, and the twelve weeks ended September 7, 1999 were 35.3% and 39.5%, respectively. The difference in the effective tax rate is primarily attributable to changes in valuation allowances associated with Australian losses.

Lone Star Steakhouse & Saloon, Inc.

   Thirty-six Weeks Ended September 5, 2000 Compared to Thirty-six Weeks Ended
                                September 7, 1999

                          (Dollar amounts in thousands)

      Net sales decreased $5,097 (1.2%) to $404,395 for the thirty-six weeks ended September 5, 2000, compared to $409,492 for the thirty-six weeks ended September 7, 1999. The decrease was principally attributable to the closing of two domestic Lone Star restaurants in fiscal 1999, 24 domestic Lone Star restaurants in January 2000 and 9 Lone Star restaurants in Australia in August 2000. The decrease was partially offset by additional sales of $9,005 from two new domestic Lone Star restaurants, one Sullivan's restaurant and two new Del Frisco's restaurants opened since September 1999. Same store sales increased 0.2% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.1% from 35.5% due primarily to lower prices on produce and dairy products.

      Restaurant operating expenses for the thirty-six weeks ended September 5, 2000, increased $5,140 from $185,135 in 1999, to $190,275 and increased as a percentage of net sales from 45.2% to 47.0%. The increase in restaurant operating expenses is primarily attributable to a $7,291 increase in media advertising and an $859 increase in restaurant preopening expenses. These increases were offset in part by the impact of the closed restaurants and decreases in various operating costs.

      Depreciation and amortization decreased $1,786 in the thirty-six weeks ended September 5, 2000, compared to the same period in 1999. The decrease is primarily attributable to the restaurants closed since September 1999.

      Provision for impaired assets and store closings for the thirty-six weeks ended September 5, 2000 reflects the costs associated with the closing of 9 restaurants in Australia in August 2000. The provision of $19,365 for the comparable period in 1999 reflects the asset impairment charge for the write down of certain under-performing restaurants in 1999.

      General and administrative expenses increased $5,062 as compared to the same period in 1999. The increases in general and administrative expenses were primarily attributable to (1) increased salaries and wage related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and the Company costs related to employee retirement benefit plans, (2) increased costs for software amortization and consulting costs related to the Company's information systems and (3) increased training and recruiting expenses.

      Other income, net for the thirty-six weeks ended September 5, 2000, was $1,080, as compared to $1,219 in 1999. The decrease is primarily attributable to interest expense incurred under the loan agreement.

      The effective income tax rates for the thirty-six weeks ended September 5, 2000, and the thirty-six weeks ended September 7, 1999 were 35.4% and 36.9%, respectively. The decrease in the effective tax rate is primarily attributable to the reduction in valuation allowances associated with Australian losses.

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

Liquidity and Capital Resources
      The following table presents a summary of the Company's cash flows for each of the thirty-six weeks ended September 5, 2000 and September 7, 1999 (in thousands):


                                                                            Thirty-six weeks ended
                                                                            ----------------------
                                                                    September 5, 2000     September 7,1999
                                                                    -----------------     ----------------

Net cash provided by operating activities...............            $       38,032          $  46,093
Net cash used in investing activities...................                   (15,497)           (26,822)
Net cash used in financing activities...................                   (45,240)           (37,762)
Effect of exchange rate on cash.........................                        (8)                33
                                                                    ---------------         ---------
Net decrease in cash....................................            $      (22,713)         $ (18,458)
                                                                   ===============          ==========

      During the thirty-six week period ended September 5, 2000, the Company's investment in property and equipment was $19,012 compared to $26,970 for the same period in 1999.

      The Company does not have significant receivables or inventory.

      At  September  5,  2000,   the  Company  had  $27,960  in  cash  and  cash
equivalents. The Company has entered into a $20,000 revolving term loan agreement with a bank. See Note 4 to Notes to Condensed Consolidated Financial Statements. At September 5, 2000, the Company had no outstanding borrowings and had available borrowing capacity of $20,000 pursuant to the revolver.

      The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During the thirty-six weeks ended September 5, 2000, the Company purchased 4,202,475 shares at a cost of $38,913.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The Interpretation requires that stock option modifications made after December 15, 1998 where the stock options have been modified to reduce the exercise price must be accounted for as variable. The Company has adopted the accounting change for modified stock options on a prospective basis effective July 1, 2000, as required by the Interpreation. Pursuant to the rules for the initial application of the Interpretation, imputed non-cash compensation expense is to be recognized on a prospective basis to the extent that the market price of the Company's common stock after July 1, 2000 exceeds the common stock price on July 1, 2000, of $10.125. The Company has repriced options during fiscal 1999 and in January 2000, which are subject to the Interpretation. At September 5, 2000 there were approximately 4,734,000 option shares subject to the Interpretation. These options are accounted for as variable from July 1, 2000, until the options are excised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, the Company accounted for these repriced options as fixed. Because the market price of the Company's common stock has declined since July 1, 2000, the adoption of the Interpretation had no effect upon the

Company's net income for the quarter ended September 5, 2000; however, the Company may incur significant volatility in reporting earnings in future periods as fluctuations in market prices of its common stock may greatly impact reported compensation expenses on a periodic basis.

      On September 19, 2000, the Board of Directors declared the Company's quarterly cash dividend of $.125 per share, payable October 13, 2000, to stockholders of record on September 29, 2000.

      From time to time the Company utilizes derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure in the price of meat resulting from fluctuations in the market. The Company uses live beef cattle futures contracts in an attempt to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses for the period were not significant. As of September 5, 2000, the Company's exposure for open positions in futures contracts was not significant.



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


Item 3.        Quantitative and Qualitative Disclosures About Market Risk

               The Company's exposure to market risk was not significant during the thirty-six weeks ended September 5, 2000.

Item 6.        Exhibits and Reports on Form 8-K
               Exhibits:
               Exhibit 27.............................Financial Data Schedule

               Reports on Form 8-K:
               None

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

                                            Lone Star Steakhouse & Saloon, Inc.
                                            (Registrant)

      Date October 20, 2000                 /s/ Randall H. Pierce
                                            ---------------------
                                            Randall H. Pierce
                                            Chief Financial Officer