Form 10-K
period 2000-12-26
LONE STAR STEAKHOUSE & SALOON INC
filed 2001-03-26
CIK 883670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       --
                                    FORM 10-K

/ X /         ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
              EXCHANGE ACT OF 1934        [FEE REQUIRED]

            For the fiscal year ended December 26,2000
                                      ----------------

/   /         TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ______ to ______

                         Commission file number 0-19907
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

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

      As of March 19, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $203,356,230. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 19, 2001, there were 24,031,614 shares outstanding of the Registrant's Common Stock.

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

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.    Business.................................................................3
2.    Properties...............................................................9
3.    Legal Proceedings.......................................................11
4.    Submission of Matters to a Vote of Security Holders.....................11

                                     PART II

5.    Market for the Registrant's Common Equity
        and Related Stockholder Matter........................................11
6.    Selected Financial Data.................................................12
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................14
7a.   Quantitative and Qualitative Disclosures about Market Risk..............22
8.    Financial Statements and Supplementary Data.............................22
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................................22

                                    PART III

10.   Directors and Executive Officers of the Registrant......................22
11.   Executive Compensation..................................................22
12.   Security Ownership of Certain Beneficial Owners and Management..........22
13.   Certain Relationships and Related Transactions..........................22

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........23
      Signatures..............................................................26

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in costs of food, the impact of specific events such as the outbreak of "mad cow disease" or "foot/mouth disease", retail merchandise, labor, and employee benefits, our ability to continue to acquire and retain prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although we believe that the assumptions underlying the forward-looking statements included in this Annual Report will prove to be accurate, in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Our forward-looking statements may be identified by words such as "believes," "expects," "anticipates," intends," "estimates" or similar expressions.

Item 1.  Business
         --------

Background

            As of March 19, 2001, Lone Star Steakhouse & Saloon, Inc. (the "Company") owned and operated 243 mid-priced, full service, casual dining restaurants located in the United States, which operate under the trade name Lone Star Steakhouse & Saloon ("Lone Star" or " Lone Star Steakhouse & Saloon"), and 20 upscale steakhouse restaurants, five operating as Del Frisco's Double Eagle Steak House ("Del Frisco's") restaurants and 15 operating as Sullivan's Steakhouse ("Sullivan's") restaurants. In addition, a licensee operates three Lone Star restaurants in California and a licensee operates a Del Frisco's restaurant in Orlando.

            Internationally, the Company operates 26 Lone Star Steakhouse & Saloon restaurants in Australia. In addition, licensees operate a Lone Star Steakhouse & Saloon restaurant in Guam and a Lone Star theme restaurant under the trade name Texas Star Steakhouse & Saloon in Canada. The Company does not own exclusive rights to the Lone Star name in Canada.

            Steak continues to be one of the most frequently ordered dinner entrees at restaurants. In 2000, the United States Department of Agriculture estimated the average annual per capita consumption of beef to be 69.6 pounds, up slightly from 1999. Company management believes the limited menu of its restaurants, which concentrates primarily on high quality USDA choice-graded steaks, and the appeal of its "Texas Roadhouse" ambiance, distinguishes the Lone Star restaurants and provides the Company with a competitive advantage. Company management believes its emphasis on attentive service and consistent, high quality food products distinguishes its upscale concepts and provides them with a competitive advantage.

            The Company's focus on selection, training and in-store execution along with Lone Star's continued marketing initiatives, the successful creation of the Sullivan's upscale concept and the development of the Del Frisco's concept, differentiate the Company from other restaurant companies that operate steakhouse restaurants. The Company believes that through its operation of three
(3) distinct steak restaurant concepts, it has positioned itself as "The Steak Company".

Restaurant Concepts

      Lone Star restaurants are positioned as "destination restaurants" that attract loyal clientele. The Lone Star restaurants embrace a Texas-style concept that features Texas artifacts and country and western music. The authentic "Texas Roadhouse" concept was developed to capitalize on the enduring popularity of Texas related themes. Lone Star is further distinguished by its high quality, USDA choice-graded steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order. Meals are generous "Texas-sized" portions and full bar service is available. The exciting and vibrant atmosphere created by the restaurants' "Texas Roadhouse" ambiance includes neon beer signs and specially selected upbeat country and western music. The decor includes planked wooden floors, dim lighting, flags and other Texas memorabilia, all of which enhance the casual dining experience and establish a distinct identity. Lone Star restaurants are open seven days a week and most serve both lunch and dinner with an average check per customer for 2000 of approximately $12.50 at lunch and $17.00 at dinner.

      Del Frisco's Double Eagle Steak House is designed to serve a sophisticated clientele, including business related dining occasions, and is the recipient of the prestigious Ivy Award and has been elected to the fine dining hall of fame. The Del Frisco's concept embraces an elegant and timeless early twentieth century motif. The concept features old ways of cooking, such as master broiling and roasting. Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces, separate dining rooms and soft background music. These elements enhance the dining experience and establish a distinct identity for Del Frisco's. Del Frisco's is further distinguished by its high quality, USDA prime-graded steaks hand cut in each restaurant. Del Frisco's restaurants serve dinner only, except for the New York City restaurant which is also open for lunch, and are generally open Monday through Saturday with an average guest check of approximately $80.00.

      Sullivan's Steakhouse was named after the legendary boxer, John L. Sullivan, and embraces a Chicago style 1940's steakhouse theme with nostalgic influences that feature jazz and swing music. In 1997, Sullivan's was named the hot concept of the year by Nation's Restaurant News. The bar features live jazz music several nights a week. The decor includes an open kitchen, separate dining rooms, dark wood paneling, carpeted floors, warm lighting, and white tablecloths. Sullivan's is distinguished by its high quality, well-aged, mid-west grain fed steaks, chops, and seafood. Most Sullivan's restaurants serve dinner only, and are generally open Monday through Sunday with an average guest check of approximately $57.00.

Corporate Strategy

     During 2000, the Company opened one Lone Star restaurant, one Sullivan's restaurant and two Del Frisco's restaurants. In addition, the Company's licensee in Canada opened one restaurant.

     During 2000, the Company closed (i) 14 restaurants in Australia, (ii) 24 domestic Lone Star restaurants and (iii) one Mexican food restaurant. The Company periodically assesses the performance and potential of each of its restaurants and selectively closes those which future performance is deemed marginal.

      As of March 19, 2001, the Company had eight Lone Star restaurants where construction is substantially completed, but will not open for business until these restaurants can be adequately staffed with personnel who meet the Company's required standards. The Company expects to open all of these restaurants in 2001.

     In 1998, the Company suspended the aggressive growth of the Lone Star concept to focus on implementing certain improvement initiatives in existing restaurants. These improvements include (a) improving operational consistency and guest satisfaction at existing Lone Star restaurants; (b) improving management and financial systems including installing Point of Sale (P.O.S.) Systems in all units; (c) improving the quality of management at its restaurants and on the regional manager and general manager levels; and (d) testing and implementing selective marketing and advertising programs. A number of these improvements have been successfully implemented and management continues to focus on improving operation efficiencies at its Lone Star restaurants. In fiscal 2001, the Company has no plans to expand its number of Lone Star restaurants other than the opening of the eight completed units.

     The Company believes it can continue to distinguish itself in the upscale market by employing many of the strategies that have been successful in the mid-priced steakhouse market. The Company will continue to actively monitor expansion opportunities for its upscale operations and is currently active in seeking additional sites for future expansion in the upscale markets.

Unit Economics

      The Company's management team focuses on selecting locations with the potential of producing significant revenues while controlling capital expenditures and occupancy costs. The Company's Lone Star restaurants averaged approximately $1.85 million in sales on an annualized basis during 2000. Of the 243 Lone Star restaurants open at March 19, 2001, 89 were leased facilities and had an average cash investment of approximately $1.0 million and 154 were owned and had an average cost for land acquisition, construction and equipment of approximately $1.9 million.

      The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurant and Sullivan's restaurant will range from $3.0 million to $5.0 million. The Del Frisco's, which opened in New York City on March 7, 2000, cost approximately $13 million to complete.

Menu

      The dinner menu at a Lone Star restaurant features a limited selection of high quality, specially seasoned and mesquite grilled steaks, prime rib, ribs, chicken, fish, shrimp and various combinations. Most dinners offer a complete meal including salad, bread and butter and a choice of baked potato, baked sweet potato, steak fries or Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon steaks, ribs, soups and salads. Depending on local availability and quality, a fresh fish selection is also offered at lunch and dinner. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 10% of the restaurant's net sales.

      The menu at Sullivan's features high quality, well-aged, mid-west grain fed steaks, chops, seafood and quality side dishes. Sullivan's also features a number of high quality wines and full bar. Alcoholic beverage service accounts for approximately 40% of the restaurants' sales.

      The menu at Del Frisco's features high quality USDA prime-graded steaks, chops, seafood, and quality side dishes. Del Frisco's wine list offers over 300 high quality wines and a full bar. Alcoholic beverage service accounts for approximately 38% of the restaurants' sales.

Site Selection

      The Company believes site selection is critical for the potential success of a particular restaurant and senior management devotes significant time and resources to analyzing each prospective site. Among the factors considered in site selection are the specific steakhouse concept to be developed, local market demographics, and site visibility. Consideration is given to accessibility and proximity to significant generators of potential customers such as major retailers, retail centers and office complexes, office and hotel concentrations, and entertainment centers (stadiums, arenas, theaters, etc.). The Company also reviews potential competition and attempts to analyze the profitability of other national chain restaurants operating in the area.

      Leases are negotiated generally with initial terms of three to five years, with multiple renewal options. The Company has generally required between 150 and 280 days after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

Restaurant Layout

      The Company believes the decor and interior design of its restaurants significantly contribute to its success. The Lone Star Steakhouse & Saloon restaurants' open layout permits dining customers to view the bar and Texas memorabilia and enhance the casual dining atmosphere. The Company also designs its kitchen space for efficiency of workflow, thereby minimizing the amount of space required.

      Lone Star restaurants currently average approximately 5,800 square feet and include a dining area with seating for approximately 220 customers. In addition, a bar area is located adjacent to the dining room primarily to accommodate customers waiting for dining tables or to accommodate overflow. In some restaurants, an outside patio area provides additional seating. The Company anticipates future Lone Star restaurants will average approximately 5,500 square feet with less in small town markets.

      The original Del Frisco's restaurant in Dallas, Texas is approximately 10,000 square feet and seats approximately 350 persons and includes an extended wine cellar and a cigar lounge with private dining available in the wine cellar. In addition, Del Frisco's features a bar area adjacent to the dining room primarily to accommodate customers waiting for tables. The Ft. Worth, Texas and Denver, Colorado Del Frisco's restaurants are approximately 8,000 and 12,000 square feet and seat approximately 300 and 360 persons, respectively. The New York City location is approximately 16,500 square feet and the Las Vegas location is approximately 11,000 square feet. Future Del Frisco's restaurants are planned to be approximately 7,000-8,000 square feet and will include a dining area for approximately 175-200 customers.

      The first Sullivan's restaurant, in Austin, Texas has been expanded to 12,000 square feet and can now seat 320 customers. A separate jazz bar area called "Ringside" is utilized at the Baton Rouge, Louisiana, Dallas and Houston, Texas Sullivan's restaurants. The Sullivan's bar area is separate from the dining room and is designed to be a destination unto itself, featuring live jazz music six nights a week and an upbeat, convivial atmosphere. Future Sullivan's restaurants are planned to be approximately 8,000-9,000 square feet and will include a dining area for approximately 175-200 customers.

Marketing

      Lone Star Steakhouse & Saloon restaurants are "destination location restaurants" that focus on the mid-priced full service casual dining market segments. The Company has relied principally on its commitment to customer service, an excellent price-value relationship and the unique "Texas Roadhouse" ambiance of its restaurants to attract and retain customers. Accordingly, the Company has focused its resources on providing its customers with superior service, value and an exciting and vibrant atmosphere, and has relied primarily on word of mouth to attract new customers. The Company also utilizes radio and billboard advertising to promote its restaurants and build customer awareness. The Company also employs some print and direct mail advertising, and conducts some local restaurant promotions. To create additional Lone Star name recognition and customer identification, the Company sells T-shirts and other items bearing the Lone Star name and logo. In 2000, the Company spent approximately $9,000,000 for radio and television advertising campaigns in the domestic Lone Star markets. The Company plans to continue its use of radio and television advertising in those markets where it is cost effective.

      Sullivan's and Del Frisco's both utilize print and radio along with charitable event promotions throughout the year.

Restaurant Operations and Management

      The Company strives to maintain quality and consistency in its restaurants through careful hiring, training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

      The typical Lone Star management team consists of one general manager and four managers. Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a district manager who reports to a regional manager. Restaurant managers complete an eight-week training program during which they are instructed in all areas of the operation including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability avoidance and employee relations. Restaurant management is also provided with a proprietary operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with restaurant managers, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified operating targets. Senior management regularly visits Company restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

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

      Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of a restaurant manager. Management strives to instill enthusiasm and dedication in its employees and create a stimulating and rewarding working environment where employees know what is expected of them in measurable terms. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to employee concerns.

Purchasing

      Approximately 60% of the consumable products used in the restaurants are distributed through and delivered by a single vendor. The Company negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. The Company purchases substantially all food and beverage products from local or national suppliers. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the Company for payment. The Company does not maintain a central product warehouse or commissary. The Company has not experienced any significant delays in receiving restaurant supplies and equipment. From time to time, the Company engages in forward pricing and may consider other risk management strategies with regard to its meat and other food costs in order to minimize the impact of potential fluctuations in prices. This practice could help stabilize the Company's food costs during times of fluctuating prices. As of March 19, 2001, the Company has no significant forward pricing contracts.

Management Information Systems

     The Company continually monitors its management information system to take advantage of technological improvements. The P.O.S. system is designed to, improve labor scheduling and food cost management, provide corporate management quicker access to financial data and reduce the restaurant manager's administrative time. Each general manager uses the system for production planning, labor scheduling and food cost variance analysis. The system generates daily reports for the Company's management on sales, bank deposit and variance data.

     The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. Sales information is collected daily from each restaurant, and restaurant managers are provided with daily, weekly and twenty-eight day period operating statements for their locations. Cash is controlled through daily deposits of sales proceeds in local operating accounts which are wire transferred periodically to the Company's principal operating account.

     The Company generates weekly, consolidated sales reports and food and labor cost variance reports at its corporate headquarters, and detailed profit and loss statements for each restaurant every four weeks.

Additionally, the Company monitors the average check, customer count, product mix and other sales trends on a daily basis.

      The Company expects to continue to develop its management information systems to improve efficiencies and assist management in analyzing business results and opportunities.

Competition

      The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. The Company believes that its concepts, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. The Company believes that its ability to compete will depend upon attracting and retaining high quality employees and continuing to offer high quality, competitively priced food in a full service, distinctive dining environment.

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

Trademarks

      The Company regards its primary marks, Lone Star Steakhouse & Saloon(R), Lone Star Cafe(R), Del Frisco's(R) Double Eagle Steak House(R), and Sullivan's Steakhouse(R) as having significant value and as being an important factor in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas. However, the Company believes such uses will not have a material adverse effect on the Company's financial condition or its results of operation. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks the Company has obtained registration of its marks in numerous foreign countries.

Employees

      As of March 19, 2001, the Company employed approximately 18,200 persons, 9 of whom are executive officers, 87 of whom are office support personnel, 8 of whom are regional managers, 28 of whom are district managers, approximately 1,120, of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. None of the Company's employees are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties.
         -----------

            As of March 19, 2001, the Company leased 89 and owned 154 of its Lone Star restaurant locations. At such date, the Company leased three and owned two Del Frisco's restaurants locations. Of the 15 Sullivan's restaurants 13 are leased, and two are owned. Lease terms are generally five years, with multiple renewal options. All of the Company's leases provide for a minimum annual rent and some provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

                    RESTAURANT LOCATIONS AS OF MARCH 19, 2001

The following table sets forth the location of the Company's existing, open domestic Lone Star Steakhouse & Saloon (243) Restaurants, Del Frisco's (5) restaurants, and Sullivan's (15) restaurants


LONE STAR                   Carbondale          MASSACHUSETTS     Durham             SOUTH DAKOTA
                            Champaign           Boston            Fayetteville       Sioux Falls
ALABAMA                     Chicago (10)                          Greensboro (2)
Anniston                    Decatur             MICHIGAN          Greenville
Birmingham (2)              Hodgkins            Ann Arbor         Jacksonville       TENNESSEE
Huntsville                  Mt. Vernon          Battle Creek      Raleigh (3)        Jackson
Mobile                      Peoria              Bay City          Rocky Mount        Johnson City
Montgomery                  Rockford            Brighton          Salisbury          Memphis (2)
Trussville                  Springfield         Dearborn Heights  Southern Pines
Tuscaloosa                                      Detroit (6)       Winston-Salem
                            INDIANA             Grand Rapids                         UTAH
ALASKA                      Anderson            Jackson           NORTH DAKOTA       Centerville
Anchorage                   Evansville          Saginaw           Fargo              Layton
                            Ft. Wayne                                                Salt Lake City
ARIZONA                     Indianapolis (4)    MISSISSIPPI       OHIO
Mesa                        Lafayette           Hattiesburg       Akron              VIRGINIA
Phoenix (4)                 Merrillville        Jackson           Canton             Alexandria
                            South Bend                            Cincinnati (2)     Centreville
ARKANSAS                    Terre Haute         MISSOURI          Cleveland (3)      Chesapeake
Ft. Smith                                       Branson           Columbus (4)       Fairfax
Little Rock                 IOWA                Independence      Dayton (2)         Fredericksburg
Springdale                  Cedar Rapids        Kansas City       Lancaster          Herndon
                            Coralville          Springfield       Middletown         Norfolk
COLORADO                    Davenport           St. Louis (5)     Niles              Potomac Mills
Colorado Springs            Des Moines                            Springfield        Richmond (3)
Denver  (6)                 Waterloo            NEBRASKA          Toledo (2)         Sterling
Ft. Collins                                     Lincoln           Youngstown         Virginia Beach
Loveland                    KANSAS              Omaha (2)
                            Garden City                           OKLAHOMA           WEST VIRGINIA
DELAWARE                    Hutchinson          NEVADA            Lawton             Beckley
Dover                       Overland Park       Las Vegas (4)     Oklahoma City      Charleston
Wilmington (2)                                                    Tulsa (2)          Huntington
                            KENTUCKY            NEW JERSEY
FLORIDA                     Bowling Green       Atlantic City     PENNSYLVANIA       WISCONSIN
Bradenton                   Florence            Bridgewater       Allentown          Racine
Clearwater                  Lexington           Cherry Hill       Easton
Ft. Lauderdale              Louisville          Delran            Harrisburg         SULLIVAN'S
Ft. Myers                                       Hanover Township  Johnstown          Anchorage, AK
Gainesville                 LOUISIANA           Hazlet            King of Prussia    Austin, TX
Lakeland                    Baton Rouge (2)     Marlton           Lancaster          Baton Rouge, LA
Ocala                       Houma               Ocean County      Middletown         Charlotte,  NC
Orlando                     Lafayette           Scotch Plains     Philadelphia       Chicago, IL
Pensacola                   Monroe              Turnersville      Pittsburgh (5)     Dallas, TX
Port Richey                 New Orleans (3)     Voorhees          Pottstown          Denver, CO
Sarasota                                        Wayne             Reading            Houston, TX
St. Petersburg              MAINE                                 Scranton           Indianapolis, IN
Tampa                       South Portland      NEW MEXICO        Wilkes-Barre       King of Prussia, PA
                                                Albuquerque       York               Naperville, IL
GEORGIA                     MARYLAND                                                 Palm Desert, CA
Atlanta                     Bel Air             NEW YORK          RHODE ISLAND       Raleigh, NC
Augusta                     Columbia            Albany            Warwick            Tucson, AZ
                            Frederick                                                Wilmington, DE
IDAHO                       Gaithersburg                          SOUTH CAROLINA
Boise                       Laurel              NORTH CAROLINA    Greenville
                            Lexington Park      Asheville         Myrtle Beach (2)   DEL FRISCO'S
ILLINOIS                    Waldorf             Boone                                Denver, CO
Bloomington                 Westminster         Charlotte (4)                        Dallas, TX
Bradley                                                                              Fort Worth, TX
                                                                                     Las Vegas, NV
                                                                                     New York, NY

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 26, 2000.


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

                                          Bid Prices
                                          ----------
   Calendar 2000                     High              Low
   -------------                     ----              ---

First Quarter                       9 7/16            7 27/32
Second Quarter                      12 3/4            8 3/4
Third Quarter                       11 9/16           7 29/32
Fourth Quarter                      8 15/16           6 11/16



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

Dividends

      The Company initiated the payment of quarterly cash dividends in April 2000 and has paid cash dividends at the rate of $0.125 per share each quarter thereafter. The Company plans to continue the quarterly dividend payments for the foreseeable future.


Number of Stockholders

      As of March 19, 2001, there were approximately 450 holders of record of the Company's Common Stock. The Company believes there are in excess of 15,000 beneficial owners of the Company's Common Stock.


Item 6.   Selected Financial Data
          -----------------------

      The following table sets forth selected consolidated financial data and is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data of the Company as of December 26, 2000, December 28, 1999, December 29, 1998, December 30, 1997, and December 31, 1996, and for each of the five years in the period ended December 26, 2000, were derived from the Company's audited consolidated financial statements. The pro forma data set forth below for the periods presented are unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual results of operations for the periods presented. The pro forma amounts reflect the adjustment amounts applicable for the fiscal years 1996 and 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's Consolidated Financial Statements).

The following table should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                       Year Ended In December,(1)
                                                    -----------------------------------------------------------------
                                                                   (Amounts in thousands, except share data)


                                                     2000         1999             1998          1997           1996
                                                     ----         ----             ----          ----           ----

Income Statement Data:

Net sales                                     $    575,863   $    585,755       $616,692       $585,357       $491,754

Costs and expenses:


   Costs of sales                                  202,343        207,696        231,787        211,571        172,338
   Restaurant operating expenses                   276,974        263,940        270,495        215,805        167,871
   Restaurant depreciation and
     amortization                                   28,574         30,970         26,346         30,590         28,384
   General and administrative expenses              42,472         38,057         32,070         21,649         21,285

   Provision for impaired assets and
      restaurant closings                            4,310         38,931          4,646           --             --

   Loss on divestiture of foreign operations          --             --             --             --            8,557
                                              ------------      ---------       --------       ------          -------

Total costs and expenses                           554,673        579,594        565,344        479,615        398,435
                                                  --------        -------       --------     ----------        -------

Income from operations                              21,190          6,161         51,348        105,742         93,319


Other income, net                                    2,530          2,190          2,906          4,109          3,682
                                                ----------    -----------    -----------     ----------   ------------

Income before provision for income
 taxes and minority interest                        23,720          8,351         54,254        109,851         97,001

Provision for income taxes                          (7,590)        (2,950)       (21,843)       (40,075)       (37,518)

Minority interest                                     --             --             --             (968)           584
                                                ----------  -------------    -----------  -------------   ------------

Income before cumulative effect of
  change in accounting principle                    16,130          5,401         32,411         68,808         60,067

Cumulative effect of change in accounting
  principle (net of income tax of $2,921)             --             --           (6,904)          --             --
                                                ----------  -------------    -----------  -------------   ------------

Net income                                    $     16,130   $      5,401   $     25,507   $     68,808   $     60,067
                                                 =========    ===========     ==========      =========    ===========

Basic earnings per share:
  Income before cumulative effect of
   change in accounting principle             $        .62   $        .15   $        .81   $       1.68   $       1.53

  Cumulative effect of change
     in accounting principle                          --             --             (.17)           --             --
                                                ----------  -------------    -----------  -------------   ------------

Basic earnings per share                      $        .62   $        .15   $        .64   $       1.68   $       1.53
                                              ============ ==============    ===========    ===========   ============

Weighted average shares
  outstanding                                   26,189,600     35,089,084     39,989,091     41,013,749     39,383,891
                                                ==========     ==========     ==========     ==========     ==========

Pro forma net income (2)                                                                   $     66,815   $     62,498
                                                                                             ==========    ===========

Pro forma basic earnings per share                                                         $       1.63   $       1.59
                                                                                             ==========    ===========


                                      At fiscal year end in December, (1)
                                  ----------------------------------------------
                                          (Dollars in thousands)

                                  2000      1999        1998      1997        1996
                                  ----      ----        ----      ----        ----

Balance Sheet Data:

Working capital (deficit)    $  (1,716)  $  20,215  $  67,593  $ 117,127  $ 126,244
Total assets                   488,923     533,533    608,583    620,812    542,152
Long-term debt,
  including current portion       --          --         --         --          387
Stockholders' equity           437,783     484,379    553,441    566,148    495,239


(1) The Company operates on a 52 or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. The Company's 1996, 1997, 1998, 1999, and 2000 fiscal years ended on December 31, 30, 29, 28, and 26 respectively. 1996 included 53-weeks of operations, and all other fiscal years were 52-week fiscal years.
(2) Pro forma net income amounts reflect the adjustments for fiscal years 1996 and 1997 to give retroactive effect to the change in accounting for pre-opening costs adopted in fiscal 1998 (see Note 4 to the Company's consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

      The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Consolidated Financial Statements including the notes thereto included elsewhere in this Form 10-K.

      In May 1998, the Company temporarily suspended development of new Lone Star restaurants other than properties which had been committed for or were under construction. During 1998, the Company completed the remodel/construction of twelve of these restaurants. The Company opened one restaurant in 1999, one in 2000 and two to date in fiscal 2001. The Company intends to open the remaining eight restaurants during fiscal 2001.

      In addition, the Company has seven sites available for future development, five of which are owned and two of which are under lease. There were 243 operating domestic Lone Star restaurants as of March 19, 2001. In addition, licensees operate three Lone Star restaurants in California, one in Guam, and one in Canada.

      The Company currently operates five Del Frisco's, including the New York City and Las Vegas, Nevada restaurants which opened in 2000. A licensee operates a Del Frisco's in Orlando, Florida.

      The Company currently operates fifteen Sullivan's restaurants, including the Sullivan's restaurant opened in Tucson, Arizona in November 2000.

      Internationally, as of March 19, 2001, the Company currently operates 26 Lone Star Steakhouse & Saloon restaurants in Australia. The Company closed nine restaurants in Australia during 2000 and an additional five restaurants in January 2001.

Results of Operations

      The following table sets forth for the periods indicated (i) the percentages which certain items included in the Consolidated Statements of Income bear to net sales, and (ii) other selected operating data.

                                                                                                     Years Ended
                                                                                ----------------------------------------------------
                                                                                December 26,         December 28,       December 29,
                                                                                    2000                 1999               1998
                                                                                ------------         -------------     -------------
                                                                                             (Dollars in thousands)
Income Statement Data:

Net sales                                                                          100%                 100%                 100%
   Costs and expenses:
     Costs of sales                                                               35.1                 35.5                 37.6
     Restaurant operating expenses                                                48.1                 45.1                 43.9
     Provision for impaired assets and restaurant closings                          .7                  6.6                   .7
     Depreciation and amortization                                                 5.0                  5.3                  4.3
                                                                                ------               ------               ------
     Restaurant costs and expenses                                                88.9                 92.5                 86.5
                                                                                ------               ------               ------
     Restaurant operating income                                                  11.1                  7.5                 13.5
     General and administrative expenses                                           7.4                  6.5                  5.2
                                                                                ------               ------               ------
Income from operations                                                             3.7                  1.0                   8.3

   Other income                                                                     .4                   .4                   .5
                                                                                ------               ------               ------
   Income before income taxes and cumulative effect
     of change in accounting principle                                             4.1                  1.4                  8.8
   Provision for income taxes                                                      1.3                   .5                  3.5
                                                                                ------               -------              ------
   Income before cumulative effect of change
     in accounting principle                                                       2.8                   .9                  5.3
   Cumulative effect of change in accounting principle                               -                    -                 (1.2)
                                                                                -------              -------             --------
   Net income                                                                      2.8%                  .9%                 4.1%
                                                                                =======              =======             ========

Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (1)                                                        $1,938               $1,810               $1,957
                                                                                 ======               ======               ======

Number of restaurants at end of period(2)                                           287                 298                  322
Number of full restaurant periods open
     during the period (3)                                                        3,863                4,204                4,178

--------------------------------------

(1) Average sales per restaurant on an annualized basis are computed by dividing a restaurant's total sales for full accounting periods by the number of full accounting periods open in the reporting period, and annualizing the result.
(2) Restaurants open at end of period after giving effect to five Australian restaurants closed in January 2001.
(3) Full restaurant periods are four-week accounting periods within the fiscal year (excluding the first partial accounting period of operations) that a restaurant is open.

LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 26, 2000 compared to Year ended December 28, 1999
                          (Dollar amounts in thousands)

     Net sales decreased $9,892 (1.7%) to $575,863 for the year ended December 26, 2000 ("fiscal 2000"), compared to $585,755 for the year ended December 28, 1999 ("fiscal 1999"). The decrease was principally attributable to closing 24 domestic Lone Star restaurants in January 2000, and nine Lone Star restaurants in Australia in August 2000 partially offset by additional sales of $10,800 from one domestic Lone Star restaurant, one Sullivan's restaurant and two Del Frisco's restaurants opened in fiscal 2000. Same store sales decreased 0.1% from fiscal 1999.

     Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 35.1% from 35.5% due primarily to improved procedures in controlled food and beverage costs.

     Restaurant operating expenses for fiscal 2000 increased $13,034 from $263,940 in fiscal 1999 to $276,974, and increased as a percentage of net sales from 45.1% to 48.1%. The increase in restaurant operating expenses is primarily attributable to an $8,072 increase in media advertising. In addition, increased costs were incurred for restaurant labor, building maintenance and pre-opening expenses.

     Depreciation and amortization decreased $2,396 in fiscal 2000, compared to fiscal 1999. The decrease is primarily attributable to restaurants closed during fiscal 2000.

     Provisions for impaired assets and restaurant closings in fiscal 2000 were $4,310 compared to $38,931 in fiscal 1999. The provision in fiscal 2000 reflects a pre-tax charge of $3,000 for the write down of certain under-performing Australian restaurants and $1,310 related to costs of closing 14 Australian restaurants. The pre-tax charges for fiscal 1999 include $35,797 for the write down of both domestic and Australian impaired assets and $3,134 related to costs of closing 25 domestic restaurants. The Company periodically reviews its long-lived assets for indications of impairment.

     General and administrative expenses increased $4,415 in fiscal 2000 compared to fiscal 1999. This increase was primarily attributable to (1) salaries and wage-related expenses reflecting the costs associated with the new positions added to strengthen the Company's corporate infrastructure, general salary increases and costs related to employee retirement benefit plans, (2) costs for software amortization and (3) travel and recruiting expenses.

     Other income, net for fiscal 2000 was $2,530, compared to $2,190 in fiscal 1999. The increase is attributable to gains on the sale of assets of $1,305 offset in part by an increase in interest expense and a decrease in interest income.

     The effective income tax rate for fiscal 2000 was 32.0% compared to 35.3% in fiscal 1999. The difference in the effective tax rate is primarily attributable to a mix of foreign and domestic income and the impact of FICA tip credits on the relative pre-tax income for the two years.

LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 28, 1999 compared to Year ended December 29, 1998
                          (Dollar amounts in thousands)

     Net sales decreased $30,937 to $585,755 for fiscal 1999 compared to $616,692 for the fiscal year ended December 29, 1998 ("fiscal 1998"). The decrease is principally attributable to a decline in average sales per restaurant resulting from lower customer counts during fiscal 1999 partially offset by additional sales of $8,038 from one new domestic Lone Star and four Sullivan's restaurants opened in fiscal 1999. Same store sales decreased 7.6% from fiscal 1998.

     Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 35.5% from 37.6% due primarily to improved margins as a result of lower promotional discounting of menu prices and lower beef prices. During most of fiscal 1999, the Company purchased beef under contracted prices that provided the Company a favorable pricing advantage compared with cash market pricing.

     Restaurant operating expenses for fiscal 1999 decreased $6,555 from $270,495 in fiscal 1998 to $263,940, and increased as a percentage of net sales from 43.9% to 45.1%. The absolute dollar amounts reflect the impact of increased operating costs for the new restaurants opened during fiscal 1998, and increased costs related to manager training expenses and certain insurance costs. The increases were partially offset by decreases in hourly labor costs related to cost control measures taken to improve operating efficiencies at the restaurants and by decreases in costs for operating supplies and building and equipment maintenance expenses. In addition, fiscal 1998 includes costs incurred in connection with a national advertising campaign, which was not renewed during fiscal 1999. The increase as a percentage of sales primarily reflects the fixed cost components of restaurant operating expenses on lower average restaurant sales experienced in fiscal 1999.

     Depreciation and amortization increased $4,624 in fiscal 1999 compared to fiscal 1998. The increase is attributable to restaurants open less than a full year in fiscal 1998 and to restaurants opened in fiscal 1999. In addition, fiscal 1999 reflects depreciation related to the installations of new point of sale systems during the year.

     Provisions for impaired assets and restaurant closings in fiscal 1999 were $38,931 compared to $4,646 in fiscal 1998. The decision was made in the fourth quarter of fiscal 1999 to close 24 domestic Lone Star restaurants and one domestic Mexican restaurant. The pretax charge includes $35,797 for the write down of both domestic and Australian impaired assets and $3,134 related to costs of closing the 25 domestic restaurants.

     General and administrative expenses increased $5,987 in fiscal 1999 compared to fiscal 1998. The increase was primarily attributable to increased
(i) travel costs incurred in connection with restaurant operation review programs (ii) recruiting costs related to the recruitment of new managers and
(iii) costs related to expenses incurred in connection with the installation of the point-of-sale systems and the new database information systems.

     Other income, principally interest, for fiscal 1999 was $2,190 compared to $2,906 in fiscal 1998. The decrease is attributable to reduced funds available for short-term investment purposes.

     The effective income tax rate for fiscal 1999 was 35.3% compared to 42.6% in fiscal 1998. The decrease in fiscal 1999 is due in part to a lower valuation allowance attributable to Australian operating losses in fiscal 1999, as well as the impact of FICA tip credits on lower pre-tax earnings. The decrease in the rate was partially offset by the impact of Australian losses resulting in higher effective state income taxes on domestic earnings.

     The cumulative effect of change in accounting principle represents the effect of adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities". This statement impacted the Company's accounting for pre-opening costs (see Note 4 of Notes to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

The following table presents a summary of the Company's cash flows for the years ended:

                                                     December 26,     December 28,    December 29,
                                                         2000             1999            1998
                                                     -----------      ------------    ------------

Net cash provided by operating activities            $   49,345        $   70,886      $  62,598
Net cash used in investment activities                  (12,271)          (33,637)       (73,251)
Net cash used by financing activities                   (58,710)          (76,453)       (35,378)
Net effect of exchange rate changes on cash                  (8)               30           (119)
                                                     ----------        -----------     ----------
Net decrease in cash and cash equivalents            $  (21,644)       $  (39,174)     $ (46,150)
                                                     ==========        ==========      ==========

      During fiscal 2000, 1999, and 1998, the Company's purchases of property and equipment were $21,665, $34,085, and $63,122, respectively. In fiscal 2000, the Company received proceeds from the sale of assets of $10,213.

      The Company has opened 11 restaurants in the past three fiscal years of which two opened during 1998, five in 1999 and four in 2000. The Company does not have significant accounts receivable or inventory.

      At  December  26,  2000,   the  Company  had  $29,029  in  cash  and  cash
equivalents. The Company has entered into a $20,000 revolving term loan agreement with a bank. At December 26, 2000, the Company had no outstanding borrowings.

      The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. During fiscal 2000, the Company purchased 5,605,074 shares at a cost of $49,261. During fiscal 1999 and 1998, the Company purchased 8,758,005 shares at a cost of $76,488, and 2,610,000 shares at a cost of $36,375, respectively.

      In the second quarter of fiscal 2000, the Company began paying dividends on its common stock. For the year, the Company paid cash dividends of $9,630, or $0.375 per share.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. The Interpretation requires, among other things, that stock options which have been modified after December 15, 1998 to reduce the exercise price must be accounted for as variable. The Company has adopted the accounting change for modified stock options on a prospective basis effective July 1, 2000, as required by the Interpretation. Pursuant to the rules for the initial application of the Interpretation, imputed non-cash compensation expense is to be recognized on a prospective basis to the extent that the market price of the Company's common stock after July 1, 2000 exceeds the common stock price on July 1, 2000, of $10.125. The Company has repriced options during fiscal 1999 and in January 2000, which are subject to the Interpretation. At December 26, 2000, there were approximately 4,731,000 shares subject to the

                                      -18

Interpretation. These options are accounted for as variable from July 1, 2000, until the options are excised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, the Company accounted for these repriced options as fixed. Because the market price of the Company's common stock was lower on December 26, 2000 than on July 1, 2000, the adoption of the Interpretation had no effect upon the Company's net income for year ended December 26, 2000; however, the Company may incur significant volatility in reporting earnings in future periods as fluctuations in market prices of its common stock may greatly impact non-cash expenses on a periodic basis.

      On January 3, 2001, the Board of Directors declared the Company's quarterly cash dividend of $0.125 per share, payable January 26, 2001 to stockholders of record on January 12, 2001.

      From time to time, the Company utilizes derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure in the price of meat resulting from fluctuations in the market. The Company uses live beef cattle futures contracts in an attempt to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses related to these derivative instruments have not been significant. As of December 26, 2000, the Company had no positions in futures contracts.

Risk Factors

      If we are unable to compete effectively with our competitors we will not be able to increase revenues or generate profits.

     Our inability to increase revenues is directly related to our ability to compete effectively with our competitors. Key competitive factors include:

o The quality and numbers of employees needed to adequately staff our restaurants;
o    the quality and value of the food products offered;
o    the quality of service;
o    the price of the food products offered;
o    the restaurant locations; and
o    the ambiance of facilities.

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

     Changing consumer preferences and discretionary spending patterns and other factors affecting the availability of beef could force us to modify our restaurant's concept and menu and could result in a reduction in our revenues.

     Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our menus, or by specific events such as the outbreak of "mad cow disease" or "foot/mouth disease" which occurred in the Untied Kingdom. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we change a restaurant concept, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

Unforeseen Cost Increases Could Adversely Affect Our Profitability.

        Our profitability is highly sensitive to increases in food, labor and other operating costs. Our dependence on frequent deliveries of fresh food supplies means that shortages or interruptions in supply could materially and adversely affect our operations. In addition, unfavorable trends or developments concerning the following factors could adversely affect our results:

o  Inflation,  food,  labor and employee  benefit  costs;  and
o  rent  increases resulting from rent escalation provisions in our leases.

        We may be unable to anticipate or react to changing prices. If we are unable to modify our purchasing practices or quickly or readily pass on increased costs to customers, our business could be materially affected.

Failure to Comply with Government Regulations Could Adversely Affect Our Operating Performance.

        Our restaurant operations are subject to certain federal, state and local laws and government regulations, such as:

o       The obtaining of licenses for the sale of food and alcohol beverages;
o       national and local health sanitation laws and regulations;
o       national and local employment and safety laws and  regulations;  and
o       local zoning,  building code and land-use regulations.

        While we have never experienced any significant difficulties in obtaining necessary governmental approvals, the failure to obtain or retain food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results.

        We may be subjected to "dram-shop" liability, which generally provides a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we carry liquor liability coverage as part of our comprehensive general liability insurance, if we lost a lawsuit related to this liability, our business could be materially harmed.

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

Staggered Board; Blank-Check Preferred Stock; Poison Pill; Change of Control Agreements.

      Our certificate of incorporation and bylaws provide for three classes of directors, to be elected on a staggered basis. This enables existing management to exercise significant control over our affairs, and may act as an impediment to any future attempts by third parties to take control of our board of directors. In addition, our board of directors has the authority without further action by the stockholders to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The exercise of this authority may act as a further impediment to any future attempts by third parties to take control of our board of directors.

      Furthermore, our certificate of incorporation authorizes, and we have adopted in 1997, a preferred share purchase rights plan, commonly referred to as a "poison pill." The terms of the rights and the circumstances under which they may be exercised are contained in a rights agreement, which has been filed with the SEC. These terms have been designed to deter hostile takeovers of us, even though our stockholders might favor a takeover, especially if it were to afford them an opportunity to sell their stock at a price above the prevailing market rate. Finally, our executive officers and certain employees are entitled to receive severance payments under certain circumstances if there has been a change of control of the company. The terms and the circumstances under which the executive officers will receive the severance payments are contained in change of control agreements which have been filed as exhibits to this Form 10-K.

Item 7. A.  Quantitative and Qualitative Disclosures about Market Risks

      Not applicable.

Item 8.     Financial Statements and Supplementary Data

      See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X has been omitted since the required information is not present.

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

Exhibits
      INDEX TO EXHIBITS
           Exhibit              Exhibit
           Number
            **3.1      Company's Certificate of Incorporation as amended.
       *******3.2      Rights  Agreement,  dated as of October 3, 1997,  between
                       Lone Star  Steakhouse  &  Saloon,  Inc.  and First  Union
                       National Bank,  which includes the Form of Certificate of
                       Designations  setting  forth  the  terms of the  Series A
                       Participating Preference Stock, par value $.01 per share,
                       as  Exhibit  A, and the  Summary  of Rights  to  Purchase
                       Preference Shares as Exhibit B.
           ***3.3      Company's Amended and Re-Stated By-Laws.
       ******10.1      Agreement,  date October 19, 1998, between LS Management,
                       Inc., a wholly-owned subsidiary of Lone Star Steakhouse &
                       Saloon, Inc., and Coulter Enterprises, Inc., date October
                       19, 1998.
           **10.2      1992 Lone Star Steakhouse & Saloon, Inc. Directors' Stock
                       Option Plan.
         ****10.3      1992 Lone Star  Steakhouse & Saloon,  Inc.  Incentive and
                       Non-qualified Stock Option Plan (the "Plan") as amended.
           **10.4      Form  of  Indemnification   Agreement  for  officers  and
                       directors of the Company.
           **10.5      Non-Competition,   Confidentiality  and  Non-Solicitation
                       Agreement between the Company and Jamie B. Coulter, dated
                       March 12, 1992.
            *10.6      Amended  Agreement  dated  January  1, 1999  between  the
                       Company and Jamie B. Coulter.
     ********10.7      Employment  Agreement  between  the Company and Gerald T.
                       Aaron, dated March 22, 2000.
     ********10.8      Employment  Agreement  between the Company and Randall H.
                       Pierce, dated March 22, 2000.
     ********10.9      Employment   Agreement   between  the  Company  and  T.D.
                       O'Connell, dated March 22, 2000.

    ********10.10      Employment  Agreement  between  the  Company  And Jeffrey
                       Bracken, dated March 22, 2000.
    ********10.11      Employment  Agreement  between  the Company and Robert A.
                       Martin, dated March 22, 2000.
    ********10.12      Employment  Agreement  between  the  Company  and John D.
                       White, dated March 22, 2000.
           *10.13      Change of Control Agreement between the Company and Jamie
                       B. Coulter dated January 3, 2001.
           *10.14      Change of  Control  Agreement  between  the  Company  and
                       Gerald T. Aaron dated January 3, 2001.
           *10.15      Change of  Control  Agreement  between  the  Company  and
                       Randall H. Pierce dated January 3, 2001.
           *10.16      Change of Control Agreement between the Company and T. D.
                       O'Connell dated January 3, 2001.
           *10.17      Change of  Control  Agreement  between  the  Company  and
                       Jeffrey Bracken dated January 3, 2001.
           *10.18      Change of Control  Agreement between the Company and John
                       D. White dated January 3, 2001.
           *10.19      Change of  Control  Agreement  between  the  Company  and
                       Deidra Lincoln dated January 3, 2001.
   *********10.21      Non-Qualified Deferred Compensation Plan
            *21.1      Subsidiaries of the Company.
            *23.1      Independent  Auditors'  consent to the  incorporation  by
                       reference in the Company's Registration Statements on Form S-8 of the independent auditors' report included herein.

-----------------------------

(b)             Reports on Form 8-K filed in the fourth quarter of 2000:   none

             *  Filed herewith.
            ** Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Commission on January 31, 1992 (Commission File No. 33-45399), as amended.
           *** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 13, 2000.
          **** Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on January 12, 1996 (Commission File No. 33-00280), as amended.
         ***** Incorporated by reference to the Company's Form 10-K for the quarter ended March 24, 1998.
        ****** Incorporated by reference to the Company's Form 10-Q for the quarter ended September 8, 1998.

       *******  Incorporated  by reference to the Company's  Form 8-A12G/A filed
                October 9, 1997.
      ********  Incorporated by reference to the Company's Annual Report on Form
                10-K for the fiscal year ended December 28, 1999.
     *********  Incorporated   by  reference  to  the   Company's   Registration
                Statement on Form S-8,  filed with the  Commission  on March 31,
                2000 (Commission File No. 333-33762).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas, on this 26th day of March 2001.


                                        LONE STAR STEAKHOUSE & SALOON, INC.
                                                  (Registrant)



                                        /s/ Randall H. Pierce
                                        ----------------------------------------
                                        Randall H. Pierce
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                                   SIGNATORIES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.


            SIGNATURE                  TITLE                         DATE
            ---------                  -----                         ----



/s/  Jamie B. Coulter        Chairman of the Board               March 26, 2001
--------------------------   and Chief Executive Officer
     Jamie B. Coulter


/s/  John D. White           Executive Vice                      March 26, 2001
--------------------------   President
    John D. White            Treasurer and Director


/s/ Randall H. Pierce        Chief Financial Officer            March 26, 2001
-------------------------        and Principal
   Randall H. Pierce         Accounting Officer


/s/ Fred B. Chaney           Director                           March 26, 2001
------------------------
   Fred B. Chaney


/s/ Clark R. Mandigo         Director                           March 26, 2001
------------------------
   Clark R. Mandigo


/s/ William B. Greene        Director                          March 26, 2001
------------------------
   William B. Greene

                           Steakhouse & Saloon, Inc.


                          Index to Financial Statements


                                                                                Pages
                                                                                -----

Report of Independent Auditors..................................................F-1
Consolidated Balance Sheets as of December 26, 2000 and December 28, 1999.......F-2
Consolidated Statements of Income for the years ended December 26, 2000,
   December 28, 1999,and December 29, 1998......................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 26, 2000, December 28, 1999, and December 29, 1998..................F-5
Consolidated Statements of Cash Flows for the years ended
   December 26, 2000, December 28, 1999, and December 29, 1998..................F-6
Notes to Consolidated Financial Statements......................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have audited the accompanying consolidated balance sheets of Lone Star Steakhouse & Saloon, Inc. (the Company) and subsidiaries as of December 26, 2000 and December 28, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Steakhouse & Saloon, Inc. and subsidiaries at December 26, 2000 and December 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2000, in conformity with accounting principles generally accepted in the United States.


Kansas City, Missouri
February 2, 2001

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                               December 26,  December 28,
                                                  2000           1999
                                                  ----           ----

Assets
Current assets:
   Cash and cash equivalents ....................  $ 29,029  $ 50,673
   Accounts receivable ..........................       230       836
   Inventories ..................................    12,704    11,440
   Deferred income taxes ........................     1,997     2,430
   Other ........................................     3,188     3,990
                                                   ------------------
Total current assets ............................    47,148    69,369

Property and equipment:
   Land .........................................   123,841   128,457
   Buildings ....................................   174,849   181,262
   Leasehold improvements .......................   116,145   116,378
   Equipment ....................................    99,673    90,342
   Furniture and fixtures .......................    21,364    21,693
                                                  -------------------
                                                    535,872   538,132
   Less accumulated depreciation and amortization   129,111   107,650
                                                  -------------------

                                                    406,761   430,482

Deferred compensation plan investments ..........     2,276      --

Other assets:
   Intangible assets, net .......................    27,322    30,757
   Deferred income taxes ........................     2,880     1,713
   Other ........................................     2,536     1,212
                                                   ------------------
                                                     32,738    33,682
                                                   ------------------
Total assets ....................................  $488,923  $533,533
                                                   ==================

                                                  December 26,  December 28,
                                                      2000           1999
                                                  --------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                               $  12,918   $   9,155
   Sales tax payable                                  2,748       2,571
   Accrued payroll                                    9,801       8,473
   Real estate taxes                                  2,070       2,875
   Gift certificates                                  8,209       7,478
   Income taxes payable                               1,207       4,520
   Restaurant closure accrual                         2,209       3,134
   Other                                              9,702      10,948
                                                 ----------------------
Total current liabilities                            48,864      49,154
Deferred compensation obligation                      2,276        --



Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized; none issued                       -           -
   Common stock, $.01 par value, 98,000,000
     shares authorized; 24,275,619 shares issued
     and outstanding (29,858,553 in 1999)               243         299
   Additional paid-in capital                       188,976     238,000
   Retained earnings                                260,423     253,923
   Accumulated other comprehensive loss             (11,859)     (7,843)
                                                 ----------------------
Total stockholders' equity                          437,783     484,379
                                                 ----------------------
Total liabilities and stockholders' equity        $ 488,923   $ 533,533
                                                 ======================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                  (In Thousands, Except for Per Share Amounts)

                                                                                       For the Year Ended
                                                                     ---------------------------------------------------------------
                                                                      December 26,          December 28,            December 29,
                                                                         2000                 1999                    1998
                                                                     ---------------------------------------------------------------

Net sales                                                               $575,863                $585,755                $616,692
Costs and expenses:
   Costs of sales                                                        202,343                 207,696                 231,787
   Restaurant operating expenses                                         276,974                 263,940                 270,495
   Depreciation and amortization                                          28,574                  30,970                  26,346
   Provision for impaired assets and restaurant closings                   4,310                  38,931                   4,646
                                                                     ---------------------------------------------------------------
Restaurant costs and expenses                                            512,201                 541,537                 533,274
                                                                     ---------------------------------------------------------------
Restaurant operating income                                               63,662                  44,218                  83,418

General and administrative expenses:
   Related parties                                                             -                       -                   4,367
   Other                                                                  42,472                  38,057                  27,703
                                                                     ---------------------------------------------------------------
Income from operations                                                    21,190                   6,161                  51,348

Other income, net                                                          2,530                   2,190                   2,906
                                                                     ---------------------------------------------------------------

Income before income taxes and cumulative
   effect of a change in accounting principle                             23,720                   8,351                  54,254
Provision for income taxes                                                (7,590)                 (2,950)                (21,843)
                                                                     ---------------------------------------------------------------
Income before cumulative effect of a change
    in accounting principle, net of income
    taxes of $2,921                                                       16,130                   5,401                  32,411
Cumulative effect of change in accounting
        principle                                                              -                       -                  (6,904)
                                                                     ---------------------------------------------------------------
Net income                                                             $  16,130              $    5,401               $  25,507
                                                                     ===============================================================

Basic earnings per share:
   Income before cumulative effect of a
       change in accounting principle                                  $    0.62              $     0.15               $    0.81
   Cumulative effect of change in accounting
        principle                                                              -                       -                   (0.17)
                                                                     ---------------------------------------------------------------
Basic earnings per share                                               $    0.62              $     0.15               $    0.64
                                                                     ===============================================================

Diluted earnings per share:
   Income before cumulative effect of a
      change in accounting principle                                   $    0.61              $     0.15               $    0.81
   Cumulative effect of change in accounting principle                         -                       -                   (0.17)
                                                                     ---------------------------------------------------------------
Diluted earnings per share                                             $    0.61              $     0.15               $    0.64
                                                                     ===============================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (In Thousands, Except Share Amounts)



                                                                                     Common Stock                      Additional
                                                        Preferred     -------------------------------------------       Paid-In
                                                          Stock              Number               Amount                Capital
                                                        ----------------------------------------------------------------------------

Balance, December 30, 1997                                    -               41,156,151             $411                  $349,608
   Stock options exercised                                    -                   61,817                1                       996
   Tax benefit related to options exercised                   -                        -                -                       111
   Common stock repurchased and retired                       -               (2,610,000)             (26)                  (36,349)
   Comprehensive income:
      Net income                                              -                        -                -                         -
      Foreign currency translation adjustments                -                        -                -                         -

   Comprehensive income
                                                        ----------------------------------------------------------------------------
Balance, December 29, 1998                                    -               38,607,968              386                   314,366
   Stock options exercised                                    -                    8,590                1                        34
   Common stock purchased and retired                         -               (8,758,005)             (88)                  (76,400)
   Comprehensive income:
      Net income                                              -                        -                -                         -
      Foreign currency translation adjustments                -                        -                -                         -

   Comprehensive income
                                                        ----------------------------------------------------------------------------
Balance, December 28, 1999                                    -               29,858,553              299                   238,000
   Stock options exercised                                    -                   22,140                1                       180
   Common stock purchased and retired                         -               (5,605,074)             (57)                  (49,204)
   Cash dividends ($0.375 per share)                          -                        -                -                         -
   Comprehensive income:
      Net income                                              -                        -                -                         -
      Foreign currency translation adjustments                -                        -                -                         -

   Comprehensive income
                                                        ----------------------------------------------------------------------------
Balance, December 26, 2000                                    -               24,275,619             $243                  $188,976
                                                        ============================================================================


                                                                                           Accumulated
                                                                                             Other
                                                                   Retained              Comprehensive
                                                                   Earnings                   Loss                   Total
                                                        ---------------------------------------------------------------------------

Balance, December 30, 1997                                            $223,015             $  (6,886)                $566,148
   Stock options exercised                                                   -                     -                      997
   Tax benefit related to options exercised                                  -                     -                      111
   Common stock repurchased and retired                                      -                     -                  (36,375)
   Comprehensive income:
      Net income                                                        25,507                     -                   25,507
      Foreign currency translation adjustments                               -                (2,947)                  (2,947)
                                                                                                           ------------------------
   Comprehensive income                                                                                                22,560
                                                        ---------------------------------------------------------------------------
Balance, December 29, 1998                                             248,522                (9,833)                 553,441
   Stock options exercised                                                   -                     -                       35
   Common stock purchased and retired                                        -                     -                  (76,488)
   Comprehensive income:
      Net income                                                         5,401                     -                    5,401
      Foreign currency translation adjustments                               -                 1,990                    1,990
                                                                                                           ------------------------
   Comprehensive income                                                                                                 7,391
                                                        ---------------------------------------------------------------------------
Balance, December 28, 1999                                             253,923                (7,843)                 484,379
   Stock options exercised                                                   -                     -                      181
   Common stock purchased and retired                                                                                 (49,261)
   Cash dividends ($0.375 per share)                                    (9,630)                    -                   (9,630)
   Comprehensive income:
      Net income                                                        16,130                     -                   16,130
      Foreign currency translation adjustments                               -                (4,016)                  (4,016)
                                                                                                           ------------------------
   Comprehensive income                                                                                                12,114
                                                        ---------------------------------------------------------------------------
Balance, December 26, 2000                                            $260,423              $(11,859)                $437,783
                                                        ===========================================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                         For the Year Ended
                                                               --------------------------------------------------------------------
                                                                     December 26,            December 28,            December 29,
                                                                         2000                    1999                    1998
                                                               --------------------------------------------------------------------
Operating activities
Net income                                                              $16,130               $  5,401               $  25,507
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Amortization                                                        2,902                  2,800                   1,609
      Depreciation                                                       29,669                 30,732                  26,643
      Provision for impaired assets and restaurant closings               4,310                 38,931                   4,646
      Gain on sales of assets                                            (1,304)                     -                       -
      Cumulative effect of accounting change                                  -                      -                   9,825
      Deferred income taxes                                                (734)               (13,067)                  1,588
      Net change in operating assets and liabilities:
         Accounts receivable                                                606                    663                     131
         Inventories                                                     (1,335)                 4,485                  (4,997)
         Other current assets                                               702                   (366)                    (91)
         Accounts payable                                                 3,763                  1,181                  (6,514)
         Income taxes payable                                            (3,313)                 2,078                   1,122
         Other current liabilities                                       (2,051)                (1,952)                  3,129
                                                               --------------------------------------------------------------------
Net cash provided by operating activities                                49,345                 70,886                  62,598

Investing activities
Purchases of property and equipment                                     (21,665)               (34,085)                (63,122)
Proceeds from sales of assets                                            10,213                      -                       -
Payment for acquisition of business from related party                        -                      -                 (10,500)
Other                                                                      (819)                   448                     371
                                                               ---------------------------------------------------------------------
Net cash used in investing activities                                   (12,271)               (33,637)                (73,251)

Financing activities
Net proceeds from issuance of common stock                                  181                     35                     997
Proceeds from revolver                                                    6,955                      -                       -
Payment on revolver                                                      (6,955)                     -                       -
Common stock repurchased and retired                                    (49,261)               (76,488)                (36,375)
Dividends paid                                                           (9,630)                     -                       -
                                                               --------------------------------------------------------------------
Net cash used in financing activities                                   (58,710)               (76,453)                (35,378)

Increase (decrease) in cash and cash equivalents
Effect of exchange rate changes on cash                                      (8)                    30                    (119)
                                                               --------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (21,644)               (39,174)                (46,150)

Cash and cash equivalents at beginning of year                           50,673                 89,847                 135,997
                                                               --------------------------------------------------------------------
Cash and cash equivalents at end of year                                $29,029                $50,673               $  89,847
                                                               ====================================================================

Supplemental disclosure of cash flow information
Cash paid for income taxes                                              $11,484                $14,908               $  16,416
                                                               ====================================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

                                December 26, 2000


1. Background and Significant Accounting Policies

Background

Lone Star Steakhouse & Saloon, Inc. (the Company) owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia. The restaurants serve mesquite-grilled steaks, ribs, chicken, and fish in a "Texas Roadhouse" atmosphere that is positioned to attract local clientele. In addition, the Company operates restaurants in the upscale steakhouse market through Del Frisco's Double Eagle Steak House and Sullivan's Steakhouse. As of December 26, 2000, the Company owns and operates 241 Lone Star Steakhouse & Saloons in the United States and 26 in Australia. In addition, the Company owns and operates five Del Frisco's Double Eagle Steak Houses and 15 Sullivan's Steakhouses.

Significant Accounting Policies

o     Principles of Consolidation

      The consolidated  financial  statements  include the accounts of Lone Star
      Steakhouse  &  Saloon,  Inc.  and  its  wholly-owned   subsidiaries.   All
      significant intercompany accounts and transactions have been eliminated.

o     Foreign Currency Translation

      Assets and liabilities of the Company's foreign operations in Australia are translated at current exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of comprehensive income in stockholders' equity.

o     Concentration of Credit Risk

      The Company's financial instruments exposed to concentration of credit risk consist primarily of cash and short-term investments (cash equivalents). The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the federal depository insurance limit. The Company has cash equivalents

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1. Background and Significant Accounting Policies (continued)

      of approximately $21,089 and $37,751 at December 26, 2000 and December 28, 1999, respectively, in investment grade securities with municipal, state, and U.S. government agencies.

o     Use of Estimates

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

o     Financial Instruments

      The Company sometimes utilizes derivative financial instruments in the form of commodity futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the prices of meat. The Company uses live beef cattle futures contracts to accomplish its objective. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. Realized and unrealized gains and losses related to these derivative instruments have not been significant. The Company held no live beef cattle futures contracts at December 26, 2000. These instruments are with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1. Background and Significant Accounting Policies (continued)

o     Inventories

      Inventories consist of food and beverages and are stated at the lower of cost (first-in, first-out) or market.

o     Property and Equipment

      Property and equipment are stated at cost. Maintenance, repairs, and renewals which do not enhance the value of or increase the life of the assets are expensed as incurred.

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

o     Intangible Assets

      Intangible assets include goodwill, intellectual properties, and licensing permits which are amortized on a straight-line basis over the estimated periods of benefit, generally 10 to 20 years. Accumulated amortization for intangible assets as of December 26, 2000 and December 28, 1999 is $9,975 and $7,073, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1. Background and Significant Accounting Policies (continued)

o     Deferred Compensation Plan

      In connection with the Company's deferred compensation plan, the Company has created a trust to which it contributes amounts equal to employee participant's qualified deferrals and the Company's matching portion. The funds are invested by a financial institution, as trustee for the Company, in a selected list of mutual funds. An account balance is maintained for each participant reflecting elected deferrals, the employer match, plus or minus investment gains or losses. A participant may direct the trustee to invest an amount equal to his assigned account balance in any investment identified in the selected list; however, the Company has reserved the right to veto any investment direction of the participant. All assets held by the trust remain the unrestricted property of the Company; however, the Company does not currently intend to use such assets for any purpose other than to fund payments to the participants pursuant to the terms of the deferred compensation plan. The investments held by the trustee are carried at the fair value of the underlying assets. Because the investment assets of the deferred compensation plan are assets of the Company, the accompanying consolidated balance sheet reflects such investments as assets with an offsetting liability for deferred compensation reflected in long-term liabilities.

o     Impairment of Long-Lived Assets

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

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1. Background and Significant Accounting Policies (continued)

o     Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 26, 2000, December 28, 1999, and December 29, 1998 are $18,065, $8,591, and $9,268, respectively.

o     Accounting for Stock-Based Compensation

      In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of company common stock at the grant date over the amount the employee must pay for the stock (see Note 4). Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial
      Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented in Note 7.

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

o     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted effective December 27, 2000. The statement requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


1. Background and Significant Accounting Policies (continued)

      derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of SFAS No. 133 will not have a significant effect on its results of operations or financial position.

o     Reclassifications

      Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

o     Fiscal Year

      The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. Fiscal 2000, 1999, and 1998 each included 52 weeks of operations.

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

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


3. Treasury Stock Transactions

The Board of Directors has authorized the Company to purchase shares of the Company's common stock in open market or in privately negotiated transactions. Pursuant to such authorization, the Company has purchased 5,605,074, 8,758,005, and 2,610,600 shares of its common stock at average prices of $8.79, $8.73, and $13.93 per share during the fiscal years ended 2000, 1999, and 1998, respectively. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

4. Accounting Changes

o     Stock Options

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The Interpretation requires, among other things, that stock options which have been modified after December 15, 1998 to reduce the exercise price must be accounted for as variable. The Company has adopted the accounting change for modified stock options on a prospective basis effective July 1, 2000, as required by the Interpretation. Pursuant to the rules for the initial application of the Interpretation, imputed non-cash compensation expense is to be recognized on a prospective basis to the extent that the market price of the Company's common stock after July 1, 2000 exceeds the common stock price on July 1, 2000, of $10.125. The Company has repriced options during fiscal 1999 and in January 2000, which are subject to the Interpretation. At December 26, 2000, there were approximately 4,731,000 shares under options subject to the Interpretation. These options are accounted for as variable from July 1, 2000, until the options are exercised, forfeited, or expire unexercised. Prior to the Interpretation, the Company accounted for these repriced options as fixed. Because the market price of the Company's common stock was lower on December 26, 2000 than on July 1, 2000, the adoption of the Interpretation had no effect on the Company's net income for the year ended December 26, 2000.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

4. Accounting Changes (continued)

o     Preopening Costs

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting the Costs of Start-Up Activities, requiring the costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain preopening costs incurred in connection with the opening of new restaurant locations. The Company adopted the provisions of the SOP in its consolidated financial statements for the year ended December 29, 1998. The effect of the adoption of the SOP was to decrease net income in 1998 by $2,703 ($0.07 per share) and to record a charge for the cumulative effect of an accounting change of $6,904, net of income taxes of $2,921 ($0.17 per share), to expense costs that had been capitalized prior to 1998.

5. Long-Term Revolver

The Company has entered into a $20,000 revolving term loan agreement with a bank, under which no borrowings were outstanding at December 26, 2000. The loan commitment matures in April 2005 and requires interest only payments through April 2003, at which time the loan will convert to a term note with monthly principal and interest payments sufficient to amortize the loan over its remaining term. The interest rate is at the daily prime rate as published in The Wall Street Journal. In addition, the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

6. Preferred Stock

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the numbers of shares constituting any series or the designation of such series.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

7. Stock Options

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

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

o     Directors Stock Option Plan

      In January 1992, the Board of Directors adopted a stock option plan as amended June 9, 2000, providing for nondiscretionary grants to nonemployee directors pursuant to which up to 700,000 shares of common stock are available for issuance. All options granted under this plan have 10-year terms and vest equally over a three-year period commencing from the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 using the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.0%, 6.0%, and 6.5%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.436, 0.443, and 0.357; and a weighted-average expected life of the option ranging from four to five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


7. Stock Options (continued)


options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:


                                                    2000                    1999                    1998
                                                 ---------------------------------------------------------------

   Pro forma net income                            $3,020                  $2,704                  $22,095
   Pro forma earnings per share:
      Basic                                         0.12                    0.08                    0.55
      Diluted                                       0.11                    0.08                    0.55

   Weighted-average fair value of options
       granted during the year                      3.68                    3.84                    2.81


A summary of the Company's stock option activity and related information for the years ended December 26, 2000, December 28, 1999, and December 29, 1998 is as follows:

                                                 2000                              1999                             1998
                                   -------------------------------------------------------------------------------------------------
                                      Weighted-                         Weighted-                         Weighted-
                                       Average                      Average Exercise                  Average Exercise
                                    Exercise Price   Options (000)        Price        Options (000)        Price      Options (000)
                                   -------------------------------------------------------------------------------------------------
Outstanding at beginning of
  year                                $16.57           6,456           $16.91            6,982           $18.08            8,154
      Granted                           8.55           6,394             8.15              616            10.43            1,180
      Exercised                         8.16             (22)            4.01               (9)           16.12              (62)
      Canceled                         17.32          (5,001)           13.04           (1,133)           18.23           (2,290)
                                                ------------------                ------------------                ----------------
Outstanding at end of year              9.57           7,827            16.57            6,456            16.91            6,982
                                                ==================                ==================                ================

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


7. Stock Options (continued)

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

The options repriced on January 7, 2000 and September 10, 1999, of which 4,731,000 are outstanding at December 26, 2000, are subject to the application of variable accounting pursuant to FASB Interpretation No. 44.

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

For options outstanding as of December 26, 2000, the number of options, weighted-average exercise price, and weighted-average remaining contract life for each group of options are as follows:

                                             Options Outstanding
   ---------------------------------------------------------------------------------------------------------------------------
                                                   Number                        Weighted-                  Weighted-
                                               Outstanding at                     Average               Average Remaining
                                                December 26                      Exercise                 Contract Life
   Range of Prices                                  2000                           Price
   ---------------------------------------------------------------------------------------------------------------------------

   $3.38 to $7.94                                    227,136                     $  7.41                        4.52
   $8.00 to $17.94                                 6,760,211                        8.57                        5.94
   $18.25 to $18.81                                  839,448                       18.28                        4.05

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


7. Stock Options (continued)

The number of shares and weighted-average exercise price of options exercisable at December 26, 2000 are as follows:

                                      Options Exercisable
   -----------------------------------------------------------------------------
                                            Number              Weighted-
                                        Exercisable at           Average
   Range of Prices                       December 26,           Exercise
                                             2000                 Price
   -----------------------------------------------------------------------------

   $3.38 to $7.94                          145,724             $  7.33
   $8.00 to $17.94                       4,852,912                8.53
   $18.25 to $18.81                        839,051               18.29

8. Related-Party Transactions

Prior to the acquisition of CEI on October 19, 1998, the Company utilized its affiliate to provide certain accounting, computer and administrative services. The Company incurred fees of $4,367, related to such services for the fiscal year 1998. In addition, the Company reimbursed CEI $856 during fiscal 1998 for the use of an airplane and pilot services provided by an affiliated entity.

The Company leases on a month-to-month basis meeting room space, parking lot space and document storage space from entities owned by Jamie B. Coulter, the Company's Chairman and Chief Executive Officer. Total rental fees paid to these related entities in 2000, 1999, and 1998 were $30, $47, and $38, respectively. In addition, in 2000, 1999, and 1998 the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter totaling $56, $8, and $24, respectively.

The Company believes the charges reimbursed are at least as favorable as the charges that would have been incurred for similar services or purchases from unaffiliated third parties.

9. Leases

The Company leases certain facilities under noncancelable operating leases having terms expiring between 2001 and 2025. The leases have renewal clauses of five to 20 years, which are exercisable at the option of the lessee. In addition, certain leases contain

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense for the fiscal years ended 2000, 1999, and 1998 was $12,310, $11,575, and $10,227, respectively, including contingent rentals of approximately $228, $266, and $273, respectively.

Lease payments under noncancelable operating leases for each of the next five years and in the aggregate are as follows at December 26, 2000:

                                                          Operating Leases
                                                       ---------------------

   2001                                                        $12,161
   2002                                                         10,792
   2003                                                          8,453
   2004                                                          5,989
   2005                                                          3,326
   Thereafter                                                    4,970
                                                       ---------------------
   Total minimum lease payments                                $45,691
                                                       =====================

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          2000                    1999                    1998
                                                                --------------------------------------------------------------------
   Numerator:
      Numerator for basic and diluted earnings
         per share - income available to
         common stockholders
                                                                    $      16,130         $         5,401           $      25,507
                                                                ====================================================================

   Denominator:
      Denominator for basic earnings per share -
         weighted-average shares                                       26,189,600              35,089,084              39,989,091
      Effect of dilutive employee stock options                           296,333                 101,207                  44,789
                                                                --------------------------------------------------------------------
   Denominator for diluted earnings per share - adjusted
      weighted-average shares                                          26,485,933              35,190,291              40,033,880
                                                                ====================================================================

   Basic earnings per share                                         $       0.62          $         0.15            $       0.64
                                                                ====================================================================

   Diluted earnings per share                                       $       0.61          $         0.15            $       0.64
                                                                ====================================================================

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

11. Income Taxes

Income taxes are included in the consolidated statements of income as follows:

                                                          2000        1999        1998
                                                     ----------------------------------
   Income tax expense on income before
      cumulative effect of change
      in accounting principle                            $7,590      $2,950     $21,843
   Cumulative effect of income tax benefit
      for change in accounting principle                      -           -      (2,921)
                                                     -----------------------------------
   Total provision for income taxes                      $7,590      $2,950     $18,922
                                                     ===================================

The components of the provision for income taxes consist of the following:

                                                           2000           1999      1998
                                                     --------------------------------------
   Current tax expense:
      Federal                                             $6,997        $14,526    $15,778
      State                                                1,327          1,491      1,556
                                                     --------------------------------------
   Total current                                           8,324         16,017     17,334

   Deferred tax expense (benefit):
      Federal                                                137        (17,861)     1,456
      Foreign                                               (886)         6,981          -
      State                                                   15         (2,187)       132
                                                     --------------------------------------
   Total deferred                                           (734)       (13,067)     1,588
                                                     --------------------------------------
   Total provision for income taxes                       $7,590       $  2,950    $18,922
                                                     ======================================

The difference between the reported provision for income taxes and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes is reconciled as follows:

                                                  2000                             1999                           1998
                                         -------------------------------------------------------------------------------------------
                                           Amount             Rate          Amount            Rate         Amount            Rate
                                         -------------------------------------------------------------------------------------------
    Income tax expense at federal
        statutory rate                       $8,302           35%              $2,923        35%              $15,550        35%
    State tax expense, net                      878            4                1,105        13                 1,099         2
    Valuation allowance                           -            -                   78         3                 3,761         9
    Other items, net, principally
         tip credits                         (1,590)          (7)              (1,156)      (16)               (1,488)       (3)
                                         -------------------------------------------------------------------------------------------
    Actual provision for income
         taxes                               $7,590           32%              $2,950        35%              $18,922        43%
                                         ===========================================================================================

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


11. Income Taxes (continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of deferred tax liabilities and assets are presented below:

                                           December 26, December 28,
                                               2000        1999
                                           -------------------------
Deferred tax assets:
   Foreign NOL carryforward                  $  7,612   $  8,450
   Preopening costs                             1,077       --
   Accrued liabilities                          1,107      1,411
   Deferred compensation                          930       --
   Other                                        2,183      1,139
                                          ----------------------
                                               12,909     11,000
Valuation allowance                            (3,839)    (3,839)
                                          ----------------------
Total deferred tax assets                       9,070      7,161

Deferred tax liabilities:
   Property and equipment                       1,814        723
   Basis differences in foreign investments     2,185      2,139
   Other                                          194        156
                                          ----------------------
Total deferred tax liabilities                  4,193      3,018
                                          ----------------------
Net deferred tax assets                      $  4,877   $  4,143
                                          ======================

As of December 26, 2000, the Company has net operating loss (NOL) carryforwards of approximately $22,069 for foreign tax purposes currently having indefinite expiration dates.

The valuation allowance for deferred tax assets at December 26, 2000 was $3,839. The valuation allowance is unchanged for the year ended December 26, 2000 and increased $78 for the year ended December 28, 1999. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


11. Income Taxes (continued)

tax assets associated with the Foreign NOL carryforward is dependent on the generation of future taxable income in Australia during the periods in which the underlying temporary differences can be used to offset taxable income. The Company has considered the projected future taxable income and tax planning strategies in making this assessment. Based on the relevant factors considered, the Company believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of the existing valuation allowance, at December 26, 2000.

Pretax net loss attributable to foreign operations was $9,274 and $15,157 for the years ended December 26, 2000 and December 28, 1999, respectively.

12. Provision for Impaired Assets and Restaurant Closings

The Company periodically reviews its long-lived assets for indications of impairment. Based on those reviews, the trends of operations of certain restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived assets of the restaurants. As a result, the carrying values were written down to the Company's estimates of fair value. Fair value was estimated utilizing the best information available using whatever estimates, judgments, and projections were considered necessary.

In the third and fourth quarters of 2000, the Company recorded a provision of $3,000 for the write-down of impaired assets relating to certain underperforming Australian restaurants. In addition, a charge of $1,310 was recorded for severance, rents, and certain other costs associated with closing 14 Australian restaurants.

In the third and fourth quarters of 1999, the Company recorded a provision of $38,931 which included approximately $35,797 for the write-down of impaired assets related to certain underperforming restaurants and $3,134 related to the costs of closing 25 domestic restaurants. The Company also incurred an impairment charge of $4,646 to reflect the write-down of certain underperforming restaurants in the fourth quarter of 1998.

To the extent there are "assets held for disposal" recorded in the Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market value less estimated selling costs. The remaining carrying value of the

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)

12. Provision for Impaired Assets and Restaurant Closings (continued)

related assets is not significant. Net sales for all closed restaurants included in the Company's operating results were $6,196, $32,050, and $39,741 and operating losses at the restaurant level were $827, $4,144, and $4,956 for the years ended 2000, 1999, and 1998, respectively.

13. Retirement Plans

In August 1999, the Company approved the adoption of two plans which provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of their annual salaries of up to 15% under the 401(k) plan and up to 20% under the deferred compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. The Plans were effective beginning October 7, 1999, and during 2000 and 1999, the Company's contributions to the Plans were $1,953 and $475, respectively.

14. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2000 and 1999:

                                                     1st                2nd                3rd                4th
                                                   Quarter            Quarter            Quarter            Quarter
                                                ----------------------------------------------------------------------
   2000
   Net sales                                      $139,254            $134,187           $130,953          $171,469
   Restaurant operating income (a) and (b)          21,938              17,687             12,415            11,622
   Net income (a) and (b)                            7,102               5,858              2,547               623
   Basic earnings per share                           0.25                0.22               0.10              0.05
   Diluted earnings per share                         0.25                0.22               0.10              0.04

   (a) The third quarter of fiscal 2000 includes a charge to earnings of $541 ($352 net of income tax) related to the provision for Australian restaurant store closings recorded in the quarter.

   (b) The fourth quarter of fiscal 2000 includes a charge to earnings of $3,769 ($2,480 net of income tax) related to the provision for asset impairment and store closing costs recorded in the quarter for certain Australian restaurants.

                       Lone Star Steakhouse & Saloon, Inc.

         (All Amounts in Thousands, Except Share and Per Share Amounts)


14. Quarterly Financial Summaries (Unaudited) (continued)

                                                                  1st                  2nd                3rd                4th
                                                                Quarter              Quarter            Quarter            Quarter
                                                            ------------------------------------------------------------------------
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

15. Other Income, Net

The components of other income, net are as follows:

                                                  2000                      1999                     1998
                                            ---------------------------------------------------------------------

   Interest income                               $1,431                   $2,171                    $2,838
   Interest expense                                (327)                       -                         -
   Gain on sale of assets                         1,304                        -                         -
   Other                                            122                       19                        68
                                            ---------------------------------------------------------------------
                                                 $2,530                   $2,190                    $2,906
                                            =====================================================================

16. Subsequent Events

On January 3, 2001, the Board of Directors declared the Company's quarterly cash dividend of $.125 per share, payable January 26, 2001, to stockholders of record on January 12, 2001.