Form 10-K/A
period 2000-12-26
LONE STAR STEAKHOUSE & SALOON INC
filed 2001-04-25
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/            ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 26, 2000
                                             -----------------

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

                                      Term of Office

         Name                         Age
         ----                         ---

Jamie B. Coulter                      60
John D. White                         53
Fred B. Chaney                        64
William B. Greene , Jr.               63
Clark R. Mandigo                      57

            Jamie B. Coulter has served as Chairman and Chief Executive Officer of the Company since January 1992 and served as President of the Company from
January, 1992 to June, 1995. Mr. Coulter received the Nation's Restaurant News
Golden Chain Award in 1995 and its Hot Concept Award in 1997. Mr. Coulter was
inducted into the Pizza Hall of Fame in 1993, received INC. Magazine's Midwest
Region Master Entrepreneur of the Year in 1993, and was Restaurants &
Institutions CEO of the Year in 1996.

            Mr. Coulter currently serves as a director of the Federal Law
Enforcement Foundation and Empower America. Mr. Coulter has previously served as
Chairman of the Board of Directors of the Young Presidents' Organization. Mr.
Coulter received a BS degree in Business from Wichita State University in 1963 and was a graduate of the Stanford University Executive Program in 1990.

            John D. White is Executive Vice President, Treasurer and a Director
of the Company, and was the Chief Financial Officer from 1992 to 1999. Prior to joining the Company, Mr. White was employed as Senior Vice President of Finance for Coulter Enterprises, Inc. Prior to that, Mr. White was a partner with Arthur
Young & Company and taught management development and computer auditing seminars in their National Training Program. Mr. White earned a BBA in accounting from Wichita State University in 1970 and is a graduate of the
Stanford Executive Program.

            Fred B. Chaney, Ph.D., has been a director of the Company since May,
1995. Dr. Chaney was President and Chief Executive Officer of TEC's parent company, Vedax Sciences Corporation, until March, 1998 when he sold his interest. Dr. Chaney through the TEC organization had formed a network of various management organizations in several countries, including the United
States where approximately 4,000 presidents of companies meet on a quarterly basis. Dr. Chaney's early business career was with the Boeing Company and
Rockwell, where he implemented management systems and quality motivational programs. In 1968 he co-authored the book Human Factors in Quality Assurance with Dr. D. H. Harris. Dr. Chaney has authored numerous publications and professional papers and has taught management classes for the University of
Southern California. Dr. Chaney previously served as a Director of Rusty Pelican
Seafood, Inc.

            William B. Greene, Jr. has been a member of the Board of Directors since August 1999. At the age of 26, Mr. Greene was the youngest bank President and CEO in the United States and formed the first statewide banking organization in the history of Tennessee, United Tennessee Bancshares Corporation. He also served as a director of the Northwestern Financial Corporation that spearheaded the first major banking consolidation in America with the merger of Northwestern
Bank and First Union Bank now referred to as the First Union Corporation, soon to become Wachovia. Mr. Greene is Chairman of the Wake Forest University Board
of Trustees and Chairman of the Wake Forest University Trustee Investment Policy
Committee for the last eight years, which oversees the University's billion-dollar endowment. Mr. Green is also a member of the Board of Trustees of
Milligan College where he recently received his Honorary Doctor of Economics.
Mr. Greene was a member of the Young Presidents' Organization for eighteen years and in 1998 served as International President of the World Presidents'
Organization, the graduate school of YPO. Mr. Greene is a graduate of Wake
Forest University with a B.S. Degree in Philosophy, Psychology and History. Mr.
Greene did post graduate work at Wake Forest University, the University of
Illinois, and Harvard University. He is a graduate of the Bank Marketing and
Public Relations School at Northwestern University, and a graduate of the
Stonier Graduate School of Banking at Rutgers University. Mr. Greene is a
Director of the JDN Corporation, a real estate REIT on the New York stock exchange where he is Chairman of the Compensation Committee.

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

            Gerald T. Aaron, 60, has been Senior Vice President - Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General Counsel for Coulter Enterprises, Inc. From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice President - Counsel for Pizza Hut, Inc. and
from 1984 to 1989, Mr. Aaron was President of International Pizza Hut Franchise
Holders Association.

            Jeff Bracken, 35, has been Vice President of Operations - Lone Star
Steakhouse & Saloon since May 1999. Mr. Bracken has worked for the Company since 1996, previously as a Regional Manager.

            Deidra Lincoln, 41, has been Vice President of Del Frisco's since
January, 2000. Ms. Lincoln is the co-founder of Del Frisco's Double Eagle Steak
House ("Del Frisco's"), which was acquired by the Company in 1995. Since 1995,
Ms. Lincoln has served in various managerial capacities and is responsible for all of the Company's Del Frisco's operations.

            Robert Martin, 70, has been Senior Vice President of Marketing -
Lone Star Steakhouse & Saloon since February, 2000. Mr. Martin formerly served as a Director for Applebee's Neighborhood Grills from 1989 to 1999. Mr.
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

            Tomlinson D. O'Connell, 32, joined the Company in 1995, and has been
Senior Vice President of Operations for Lone Star Steakhouse & Saloon, Inc.
since December of 1999. Mr. O'Connell is currently responsible for the operation of 243 domestic Lone Star Steakhouse & Saloon restaurants. Mr. O'Connell was with the Ritz-Carlton Hotel Company from 1992 to 1995. During his tenure there the company was awarded the Malcolm Baldrige Award. Additionally, Mr. O'Connell
was selected to be a member of the opening team for the Ritz-Carlton Hotel in
Seoul, Korea. Mr. O'Connell graduated from the University of Nevada at Las Vegas in 1992 with a Bachelor of Science degree in Hotel Administration.

            Randall H. Pierce, 61, has been Chief Financial Officer of the
Company since February, 2000. Mr. Pierce is a CPA and was a former partner of
Ernst & Young, LLP from 1974 to 1997. During Mr. Pierce's tenure in the
Wichita, Kansas office with Ernst & Young, LLP, Mr. Pierce served as an audit engagement partner from 1974 to 1997 and Office Managing Partner from 1996 to 1997. Mr. Pierce served as Office Director of Accounting and Auditing from
1974 through 1997. Mr. Pierce's duties included serving clients in both the public and private sectors in matters related to accounting, auditing and business matters as well as providing technical advice and consultation to other accounting professionals in the office. From 1997 through January, 2000, Mr.
Pierce served as a financial and business consultant focusing on advising and negotiating merger and acquisition transactions, sale and disposition transactions and general business strategies.

ITEM 11.     EXECUTIVE COMPENSATION

            The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer
("CEO") and the four most highly compensated executive officers of the Company
(collectively with the CEO the "Named Executive Officers") other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended
December 26, 2000.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                                            Long Term Compensation

                                                                                                Number of Securities
                                                                              Other Annual        Underlying Options    All Other
         Name and Principal Position     Year      Salary      Bonus($)     Compensation (1)        (# of Shares)     Compensation
         ---------------------------     ----      ------      --------     ----------------        -------------     ------------

Jamie B. Coulter                         2000     $750,000   $226,642(2)        $72,265                   -                -
Chairman of the Board and                1999     $300,000        -             $ 7,219                   -                -
Chief Executive Officer                  1998     $300,000        -                 -                     -                -

John D. White                            2000     $600,000   $181,500(2)        $57,842                   -                -
Executive Vice President                 1999     $283,000        -             $ 6,681                   -                -
Chief Financial Officer and Treasurer    1998     $283,000        -                -                      -                -

Gerald T. Aaron                          2000     $250,000    $76,500(2)        $24,039                   -                -
Senior Vice President                    1999     $228,000        -             $ 3,946                   -                -
Counsel & Secretary                      1998     $228,000                         -                      -                -

Deidra Lincoln                           2000     $260,000    $78,004(2)        $25,000                   -                -
Vice President of Del Frisco's           1999     $240,000    $64,000(3)        $ 5,548                117,672             -
                                         1998     $235,000                         -                      -                -

Tomlinson D. O'Connell                   2000     $200,000    $53,753(2)        $23,106                   -                -
Senior Vice President of Operations      1999     $139,773    $45,000(3)        $ 3,381                81,479              -
                                         1998     $ 92,069        -                -                      -                -

-------------------

(1)         Represents for 2000 and 1999 fifty percent matching contributions by the Company pursuant to the Company's Deferred Compensation Plan, which became effective October 7, 1999. As to Named Executive
            Officers, perquisites and other personal benefits, securities or property received by each Named Executive Officer did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's annual salary and bonus.
(2)         Such bonus was paid in 2001 for services performed in 2000.
(3)         Such bonus was paid in 2000 for services performed in 1999.

OPTION GRANTS IN LAST FISCAL YEAR

            No options were granted to the CEO or any Named Executive Officer for services rendered during the fiscal year ended December 26, 2000. As previously reported in the Company's Proxy Statement for its 2000 Annual Meeting
of Stockholders, the Company granted stock options to Deidra Lincoln and
Tomlinson D. O'Connell in 2000 for services rendered in 1999.

OPTION EXERCISE TABLE

            No options were exercised by the CEO and the other Named Executive
Officers during the fiscal year ended December 26, 2000. The following table sets forth certain information concerning unexercised options held as of
December 26, 2000 by the CEO and the other Named Executive Officers. At December
26, 2000, the closing price of the Company's Common Stock, as reported by the
Nasdaq National Market, was $8.125.

                          FISCAL YEAR-END OPTION VALUES

                                    Number of Securities           Value of Unexercised
                                   Underlying Unexercised         In-the-Money Options at
                                Options at December 26, 2000       December 26, 2000 ($)
                                ----------------------------       ---------------------

Name                          Exercisable        Unexercisable   Exercisable   Unexercisable
----                          -----------        -------------   -----------   -------------

Jamie B. Coulter               2,600,000              -0-            -0-           -0-

John D. White                  1,000,000              -0-            -0-           -0-

Gerald T. Aaron                  575,000              -0-            -0-           -0-

Deidra Lincoln                    99,303            158,447          -0-           -0-

Tomlinson D. O'Connell            31,176            170,067          -0-           -0-

DIRECTORS COMPENSATION

            Directors who are not employees of the Company receive an annual fee of $5,000 and a fee of $1,250 for each Board of Directors meeting attended and are reimbursed for their expenses. Employees who are Directors are not entitled to any compensation for their service as a Director. Non-employee Directors are also entitled to receive grants of options under the Company's 1992 Directors
Stock Option Plan the ("Director's Plan"). Upon election to the Board of
Directors, each director who is not an executive officer is granted a one-time stock option to acquire 40,000 shares of Common Stock and receives an annual grant of 6,800 shares one day after the end of the Company's fiscal year. The exercise price for such shares is equal to the closing sale price of the Common
Stock as reported on the NASDAQ National Market on the date of grant. Currently, options to purchase an aggregate of 262,400 shares of Common Stock are outstanding under the Directors Plan at exercise prices ranging from $6.688 per share to $18.81 per share. On December 29, 1999, the Company's outside Directors were automatically granted options to purchase an aggregate of 20,400 shares of
Common Stock under the Directors Plan at an exercise price of $9.375 per share.

EMPLOYMENT AGREEMENTS

            The Company has entered into separate employment agreements, with each of Messrs. White, Aaron, Bracken, Martin, O'Connell and Pierce, dated as of
March 22, 2000, providing for the employment of such individuals as Executive
Vice President, Senior Vice President - Counsel, Vice President of Operations,
Senior Vice President of Marketing, Senior Vice President of Operations, and
Chief Financial Officer, respectively. Each employment agreement provides that the officer shall devote substantially all of his professional time to the business of the Company. The Employment Agreements provide base salaries in the amount of $600,000, $228,000, $175,000, $180,000, $200,000, and $200,000,
respectively, for Messrs. White, Aaron, Bracken, Martin, O'Connell, and Pierce,
subject to increases as determined by the Board of Directors. Ms. Lincoln's base salary is $260,000. In addition, Mr. Martin received a signing bonus of
$250,000, which was paid to Mr. Martin on January 3, 2000. Each agreement terminates in March, 2003, but the Company has the option to extend the term annually for additional one year periods. Each agreement contains non-competition, confidentiality and non-solicitation provisions which apply for twenty-four months after cessation of employment.

            Mr. Coulter has a non-competition, confidentiality and
non-solicitation agreement with the Company. Mr. Coulter's base salary for the
2000 fiscal year was $750,000 effective December 29, 1999.

SEVERANCE AGREEMENTS

            The Company has entered into a Change of Control Contract with Jamie
B. Coulter, dated as of January 3, 2001 that provides for severance pay and incidental benefits if there is a change in control of the Company (as defined in the Change of Control Contract). The payment is a lump sum payment equal to
2.99 times one year's annual compensation. The agreement also provides Mr.
Coulter with the right to replace all stock options whether vested or not with fully vested stock options or alternatively the right to receive a cash payment for surrendering the options equal to the difference between the full exercise price of each option surrendered and the greater of the price per share paid by the acquirer in the change of control transaction or the market price of the
Company's Common Stock on the date of the change of control. All of Mr.
Coulter's stock options are fully vested. The benefits also include transferring ownership of any Company automobile which is primarily used by Mr. Coulter and life and medical insurance coverage for up to two years or such longer period if previously agreed to. Finally, the agreement provides that if any excise taxes are imposed on Mr. Coulter by Section 4999 of the Internal Revenue Code of 1986,
as amended (the "Code"), the Company will make him whole. The Company has also entered into Change of Control Contracts with Messrs. White, Aaron, Bracken,
O'Connell, Pierce and Ms. Lincoln. Unlike Mr. Coulter's Change of Control
Contract, severance payments and benefits (other than the stock option benefit)
require a second event to occur within 730 days from the change of control before severance payments are due. The second event includes any of the following, involuntary termination (other than for cause, death or disability), relocation or a diminution in the responsibility, authority or compensation of the executive officer. If there is a change of control and any such second event occurs, Messrs. White, Aaron, Bracken, O'Connell, Pierce and Ms. Lincoln have the right to receive benefits substantially similar to those described above.

COMPENSATION COMMITTEE INTERLOCKS

            The Compensation Committee consists of Messrs. Chaney, Mandigo and
Greene. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information concerning ownership of the Company's Common Stock, as of April 20, 2001, by each person known by the
Company to be the beneficial owner of more than five percent of the Company's
Common Stock, $.01 par value (the "Common Stock") each director, each executive officer as defined in Item 402(a)(3) of Regulation S-K and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address for five percent stockholders, directors and executive officers of the
Company is 224 East Douglas, Suite 700, Wichita, Kansas 67202-3414.

                                                          Shares
   Name and Address of Beneficial Owner             Beneficially Held          Percentage of Class
   ------------------------------------             -----------------          -------------------
Jamie B. Coulter                                        4,995,393(1)                  18.8%

John D. White                                           1,148,025(2)                   4.6%

Gerald T. Aaron                                           612,707(3)                   2.5%

Deidra Lincoln                                            151,861(4)                    *

Tomlinson D. O'Connell                                     80,876(5)                    *

Fred B. Chaney                                             69,601(6)                    *

William B. Greene, Jr.                                     17,001(7)                    *

Clark R. Mandigo                                           79,601(8)                    *

Dimensional Fund Advisors Inc.                          2,006,900(9)                   8.4%

Chilton Investments Company, Inc.                       1,800,900(10)                  7.5%

Pioneer Investment Management, Inc.                     1,309,700(11)                  5.4%

All directors and executive officers as
a group (11) persons (1-7)                              7,329,645(12)                 25.5%

* Less than 1%

(1)         Includes presently exercisable options to purchase 2,600,000 shares of Common Stock.

(2)         Includes presently exercisable options to purchase 1,000,000 shares of Common Stock.

(3)         Includes presently exercisable options to purchase 575,000 shares of
            Common Stock.

(4)         Includes presently exercisable options to purchase 146,861 shares of
            Common Stock.

(5)         Includes presently exercisable options to purchase 79,876 shares of
            Common Stock

(6)         Includes presently exercisable options to purchase 65,601 shares of
            Common Stock.

(7)         Includes presently exercisable options to purchase 15,601 shares of
            Common Stock.

(8)         Includes presently exercisable options to purchase 49,601 shares of
            Common Stock.

(9)         Based on a Schedule 13G filed in February, 2001, Dimensional Fund
            Advisors Inc. beneficially holds 2,006,900 shares of the Company's
            Common Stock. The address of Dimensional Fund Advisors Inc. is 1299
            Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(10)        Based on a Schedule 13G filed in January 2001, Chilton Investment
            Company, Inc. beneficially holds 1,800,900 shares of the Company's
            Common Stock. The address of Chilton Investment Company, Inc. is 65
            Locust Avenue, New Canaan, CT 06840.

(11)        Based on a Schedule 13G filed in January 2001, Pioneer Investment
            Management, Inc. beneficially holds 1,309,700 shares of the
            Company's Common Stock. The address of Pioneer Investment
            Management, Inc. is 60 State Street, Boston, MA 02109.

(12)        Includes presently exercisable options to purchase 4,663,305 shares of Common Stock, which includes presently exercisable options to purchase 129,765 shares of Common Stock held by executive officers, who are not specifically identified in the Security Ownership Table above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In 2000, the Company purchased business gifts and awards in the amount of $56,000 from a retail establishment owned by Mr. Coulter. The Company also leases certain meeting room space, parking lot space and document storage space from entities owned by Mr. Coulter. Total rent fees paid to the related entities in 2000 for the meeting room space, parking lot space and document storage space were $63,600. The Company believes the charges reimbursed are at least as favorable as charges that would have been incurred for similar services or purchases from an unaffiliated third party.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                (a) The following documents are filed as part of this report:
                (1) Financial Statements.

            See Index to Financial Statements on page F-1 which have previously been filed. All financial statement schedules have been omitted since the required information is not present.

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
                         Enterprises, Inc.

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
                         Jeffrey Bracken dated January 3, 2001.

             *10.18      Change of Control Agreement between the Company and
                         John D. White dated January 3, 2001.

             *10.19      Change of Control Agreement between the Company and
                         Deidra Lincoln dated January 3, 2001.

    **********10.20      Acknowledgement Letter to Change of Control Agreement
                         between the Company and Jamie B. Coulter dated April
                         18, 2001.

    **********10.21      Acknowledgement Letter to Change of Control Agreement
                         between the Company and Gerald T. Aaron dated April 18,
                         2001.

    **********10.22      Acknowledgement Letter to Change of Control Agreement
                         between the Company and Randall H. Pierce dated April
                         18, 2001.

    **********10.23      Acknowledgement Letter to Change of Control Agreement
                         between the Company and T.D. O'Connell dated April 18,
                         2001.

    **********10.24      Acknowledgement Letter to Change of Control Agreement
                         between the Company and Jeffrey Bracken dated April 18,
                         2001.

    **********10.25      Acknowledgement Letter to Change of Control Agreement
                         between the Company and Deidra Lincoln dated April 18,
                         2001.

    **********10.26      Acknowledgement Letter to Change of Control Agreement
                         between the Company and John D. White dated April 18,
                         2001.

     *********10.27      Non-Qualified Deferred Compensation Plan

              *21.1      Subsidiaries of the Company.

              *23.1      Independent Auditors' consent to the incorporation by
                         reference in the Company's Registration Statements on
                         Form S-8 of the independent auditors' report included
                         herein.

--------------

                (b)      Reports on Form 8-K filed in the fourth quarter of
                         2000: none

                  *      Previously filed as an exhibit to the Company's Form
                         10-K for the year ended December 26, 2000.

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

         **********      Filed herewith.

                                       10

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE STAR STEAKHOUSE & SALOON, INC.

                                      By: /s/ Gerald T. Aaron
                                          ---------------------
                                           Gerald T. Aaron
                                            Senior Vice President - Counsel and
                                            Secretary

Dated: April 25, 2001

                                       11