Form 10-Q
period 2001-03-20
LONE STAR STEAKHOUSE & SALOON INC
filed 2001-05-04
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended                             Commission file number
         March 20, 2001                                     0-19907
         --------------                                     -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     48-1109495
             --------                                     ----------
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

                 Class                            Outstanding at April 27, 2001
Common Stock, $.01 par value                              24,032,464 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT MARCH 20, 2001 AND DECEMBER 26, 2000                             2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      MARCH 20, 2001 AND MARCH 21, 2000                                   3

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWELVE WEEKS ENDED
      MARCH 20, 2001 AND MARCH 21, 2000                                   4

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                               8

ITEM 3.  QUANTITATIVE AND QUALITATIVE
      DISCLOSURES ABOUT MARKET RISKS                                     12

PART II.  OTHER INFORMATION
ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                     March 20, 2001                      December 26, 2000
                                                                     --------------                      -----------------
            ASSETS

Current assets:
    Cash and cash equivalents                                        $      39,453                        $      29,029
    Inventories                                                             12,621                               12,704
    Other current assets                                                     4,310                                5,415
                                                                       -----------                          -----------
         Total current assets                                               56,384                               47,148

Property and equipment, net                                                398,276                              406,761
Intangible and other assets, net                                            34,887                               35,014
                                                                       -----------                          -----------
             Total assets                                            $     489,547                        $     488,923
                                                                       ===========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $      15,954                        $      12,918
    Other current liabilities                                               31,848                               35,946
                                                                       -----------                         ------------
             Total current liabilities                                      47,802                               48,864

Deferred compensation obligation                                             2,882                                2,276
Stockholders' equity:
    Preferred stock                                                              -                                    -
    Common stock                                                               240                                  243
    Additional paid-in capital                                             186,726                              188,976
    Retained earnings                                                      265,659                              260,423
    Accumulated other comprehensive loss                                   (13,762)                             (11,859)
                                                                       -----------                         ------------
             Total stockholders' equity                                    438,863                              437,783
                                                                       -----------                         ------------
             Total liabilities and stockholders' equity              $     489,547                        $     488,923
                                                                       ===========                         ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                For the twelve weeks ended
                                                        ------------------------------------------------
                                                        March 20, 2001                    March 21, 2000
                                                        --------------                    --------------

Net sales                                                $   143,753                      $       139,254
Costs and expenses:
    Costs of sales                                            49,703                               47,657
    Restaurant operating expenses                             67,904                               63,109
    Depreciation and amortization                              6,455                                6,550
                                                            --------                         ------------
Restaurant costs and expenses                                124,062                              117,316
                                                            --------                         ------------
Restaurant operating income                                   19,691                               21,938
General and administrative expenses                            9,158                               11,342
                                                            --------                         ------------
Income from operations                                        10,533                               10,596
Other income, net                                              1,699                                  416
                                                            --------                         ------------
Income before income taxes                                    12,232                               11,012
Provision for income taxes                                     3,992                                3,910
                                                            --------                         ------------
Net income                                               $     8,240                      $         7,102
                                                            ========                         ============

Basic earnings per share                                 $      0.34                      $          0.25
                                                            ========                         ============

Diluted earnings per share                               $      0.34                      $          0.25
                                                            ========                         ============

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the twelve weeks ended
                                                                                       --------------------------
                                                                              March 20, 2001               March 21, 2000
                                                                              --------------               --------------
Cash flows from operating activities:
    Net income                                                                    $   8,240                  $     7,102
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                                7,383                        7,350
         Gain on sale of assets                                                      (1,381)                           -
         Net change in operating assets and liabilities:
              Change in operating assets                                              1,096                          209
              Change in operating liabilities                                        (1,062)                       6,625
                                                                                    -------                     --------
Net cash provided by operating activities                                            14,276                       21,286
Cash flows from investing activities:
    Purchases of property and equipment                                                (459)                     (11,709)
    Proceeds from sale of assets                                                      1,780                            -
    Other                                                                                79                       (2,382)
                                                                                    -------                     --------
         Net cash provided (used) in investing activities                             1,400                      (14,091)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           12                            -
    Common stock repurchased and retired                                             (2,265)                     (26,332)
    Proceeds from revolver                                                                -                        8,750
    Cash dividends                                                                   (3,004)                           -
                                                                                    -------                     --------
         Net cash used in financing activities                                       (5,257)                     (17,582)
Effect of exchange rate on cash                                                           5                           (4)
                                                                                    -------                     --------
    Net increase (decrease) in cash and cash equivalents                             10,424                      (10,391)
Cash and cash equivalents at beginning of period                                     29,029                       50,673
                                                                                    -------                     --------
Cash and cash equivalents at end of period                                        $  39,453                  $    40,282
                                                                                    =======                     ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                    $     257                  $     1,804
                                                                                    =======                     ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of  operations  for the  periods  presented.  The results for the twelve weeks ended March 20, 2001 are not  necessarily  indicative of the results to be expected for the full year ending  December 25, 2001.  This quarterly  report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 26, 2000.

2.    COMPREHENSIVE INCOME
      --------------------

Comprehensive income is comprised of the following (in thousands):

                                                            For the twelve weeks ended
                                                            --------------------------
                                                     March 20, 2001            March 21, 2000
                                                     --------------            --------------

Net income                                                $8,240                   $7,102
Foreign currency translation adjustments                  (1,903)                  (1,839)
                                                        ----------                 -------
  Comprehensive income                                    $6,337                   $5,263
                                                          ======                   ======

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

                                               For the twelve weeks ended
                                               --------------------------
                                          March 20, 2001         March 21, 2000
                                          --------------         --------------

Basic average shares outstanding              24,033                 28,376
Diluted average shares outstanding            24,435                 28,567

4.    LONG - TERM REVOLVER
      --------------------

      The Company has entered into a $20 million  revolving  term loan agreement with a bank,  under which no borrowings were  outstanding at March 20, 2001. The loan  commitment  matures  in April 2005 and  requires  interest  only  payments through  April  2003,  at which  time the loan will  convert to a term note with monthly principal and interest payments sufficient to amortize the loan over its remaining term. The interest rate is at the daily prime rate as published in the
Wall Street Journal.

In addition, the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

5.    TREASURY STOCK TRANSACTIONS
      ---------------------------

      The Board of Directors has  authorized  the Company to purchase  shares of the  Company's  common  stock  in the open  market  or in  privately  negotiated transactions.  Pursuant  to the  authorization,  the Company  purchased  245,700 shares of its common stock  during the twelve weeks ended March 20, 2001,  at an average price of $9.22 per share and 2,970,600 shares of its common stock during the twelve weeks ended March 21, 2000,  at an average  price of $8.86 per share.
The Company is accounting for the purchases  using the  constructive  retirement method of accounting  wherein the aggregate par value of the stock is charged to the  common  stock  account  and the excess of cost over par value is charged to paid-in capital.

6.    STOCK OPTIONS
      -------------

      Financial  Accounting Standard Board Interpretation No. 44 ("FIN No. 44"),
ACCOUNTING  FOR  CERTAIN   TRANSACTIONS   INVOLVING   STOCK   COMPENSATION,   AN
INTERPRETATION OF APB NO. 25 became effective July 1, 2000. FIN No. 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes  in the  common  stock  price from the value of $10.125 at July 1, 2000.
Variable plan accounting is applied to the modified awards until the options are exercised,  forfeited or expire unexercised. The Company has repriced options in fiscal 1999 and 2000 which are subject to the  accounting  provisions of FIN No.
44, and at March 20, 2001,  there were  options  outstanding  for  approximately
4,730,000  shares  affected by this accounting  requirement.  Because the market price of the Company's common stock was lower on December 26, 2000 and March 20,
2001  than  July 1,  2000,  the  application  of FIN No. 44 had no effect on the
Company's net income for the twelve weeks ended March 20, 2001.

      At the end of the  quarter  when the  Company's  common  stock price first exceeds $10.125, the Company will record a non-cash  compensation charge for the excess  over  $10.125  for each of the  repriced  options  outstanding.  In each subsequent  quarter,  the Company will record an additional  non-cash  charge or benefit related to the repriced options then  outstanding  based upon the change in the Company's common stock price as compared to the price at the beginning of the previous quarter.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS
      ------------------------------------

      In June 1998,  the  Financial  Accounting  Statements  Board (FASB) issued
Statement of  Financial  Accounting  Standards  (SFAS) No. 133  "ACCOUNTING  FOR
DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES,"  which the  Company  adopted effective December 27, 2000. The statement requires the Company to recognize all derivatives  on the balance  sheet at fair  value.  Derivatives  not  considered hedges must be adjusted  to fair value  through  income.  If a  derivative  is a hedge,  depending  on the nature of the hedge,  changes in the fair value of the derivative  will either be offset against the change in fair value of the hedged asset,  liability or firm commitment  through  earnings,  or recognized in other comprehensive  income  until the hedged  item is  recognized  in  earnings.  The ineffective  portion of a derivative's  change in fair value will be immediately recognized in earnings.  The  Company's  adoption of SFAS No. 133 did not have a significant effect on its results of operations or financial position.

8.   SUBSEQUENT EVENT
     ----------------

In April 2001,  the Board of Directors  declared the  Company's  quarterly  cash dividend of $.125 per share payable April 27, 2001 to  stockholders of record on
April 13, 2001.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following  discussion and analysis  should be read in conjunction  with the  condensed  consolidated  financial  statements  including the notes thereto included elsewhere in this Form 10-Q.

     During 1998,  the Company  completed the  construction  of twelve Lone Star
Steakhouse & Saloon ("Lone Star") restaurants. The Company opened one restaurant in 1999, one in 2000 and two to date in fiscal 2001. The Company intends to open the remaining eight restaurants during fiscal 2001.

     The Company has seven sites available for future development, five of which are owned and two of which are under lease.  There were 243  operating  domestic
Lone Star restaurants as of March 20, 2001. In addition, licensees operate three
Lone Star restaurants in California, one in Guam, and one in Canada.

     The Company  currently  operates five Del Frisco's Double Eagle Steak House
("Del Frisco's") restaurants,  including the New York City and Las Vegas, Nevada restaurants which opened in 2000. A licensee operates a Del Frisco's in Orlando,
Florida.

     The Company currently operates fifteen Sullivan's Steakhouse ("Sullivan's")
restaurants,  including the Sullivan's  restaurant opened in Tucson,  Arizona in
November 2000.

     Internationally, the Company currently operates 26 Lone Star restaurants in
Australia.  The Company closed nine  restaurants in Australia during 2000 and an additional five restaurants in January 2001.

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

                                                                  TWELVE WEEKS ENDED (1)
                                                                  ----------------------
                                                          MARCH 20, 2001          MARCH 21, 2000
                                                          --------------          --------------
                                                                    (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA:
      Net sales                                                 100.0%                  100.0%
      Costs and expenses:
            Costs of sales.................................      34.6                    34.2
            Restaurant operating expenses..................      47.2                    45.3
            Depreciation and amortization..................       4.5                     4.7
                                                                -----                   -----

                 Restaurant costs and expenses.............      86.3                    84.2
                                                                -----                   -----

      Restaurant operating income..........................      13.7                    15.8
      General and administrative expenses..................       6.4                     8.1
                                                                -----                   -----

      Income from operations...............................       7.3                     7.7
      Other income, net....................................       1.2                     0.3
                                                                -----                    ----

      Income before provision for income taxes ............       8.5                     8.0
      Provision for income taxes...........................       2.8                     2.8
                                                                -----                    ----

      Net income...........................................       5.7%                    5.2%
                                                               ------                    -----
RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (2)  $2,149                 $  2,003
      Number of restaurants at end of the period                  289                      300

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

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED MARCH 20, 2001 COMPARED TO TWELVE WEEKS ENDED MARCH 21, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales  increased  $4,499 (3.2%) to $143,753 for the twelve weeks ended
March 20, 2001  compared to $139,254  for the twelve weeks ended March 21, 2000.
The increase was principally attributable to the additional sales of $5,709 from three new domestic Lone Star restaurants,  one new Sullivan's restaurant and one new Del Frisco's  restaurant opened since March 2000. The increase was partially offset by the impact of the 14  Australian  Lone  Star's  closed  subsequent  to
August 2000. Same store sales increased 2.3% compared with the comparable  prior year period.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 34.6%  from  34.2%  due  primarily  to a higher  mix of sales  from Del
Frisco's and  Sullivan's  which tend to have  slightly  higher food and beverage costs.

      Restaurant  operating  expenses  for the twelve weeks ended March 20, 2001 increased  $4,795 from $63,109 in 2000, to $67,904 and increased as a percentage of net sales from 45.3% to 47.2%. The increase in restaurant  operating expenses is attributable to increases in labor, advertising, maintenance of buildings and equipment,  and increased utility rates, primarily natural gas. The increases in labor were  attributable to increased hourly labor costs created by a continuing tight labor  market as well as costs  associated  with adding and  training  new managers. In addition,  labor costs increased as a result of new store openings.
The increases in restaurant operating expenses were offset in part by a decrease in pre-opening expenses.

      Depreciation  and  amortization  decreased  $95 in the twelve  weeks ended
March 20, 2001 compared to the same period in 2000. The decrease is attributable primarily to the restaurants closed since August 2000.

      General and administrative  expenses decreased $2,184 compared to the same period in 2000.  The  decreases  in general  and  administrative  expenses  were attributable  primarily to decreases in professional fees,  software  consulting and development costs, and travel expenses.

      Other  income,  net, for the twelve weeks ended March 20, 2001 was $1,699, compared  to $416 in 2000.  The  increase is  attributable  to a gain on sale of assets of $1,381.

      The  effective  income tax rates for the twelve weeks ended March 20, 2001 and the twelve  weeks ended  March 21, 2000 were 32.6% and 35.5%,  respectively.
The decrease in the effective tax rate is primarily  attributable  to the impact of FICA Tip and other tax credits.

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of  personnel  are tipped  employees,  minimum  wage  changes will have little  effect on overall  labor  costs.  Recently  the Company has  experienced significant  increases in utility costs,  particularly natural gas. Historically as costs of food,  labor,  and most recently  utility costs have increased,  the
Company has been able to offset these increases through menu price increases and economies of scale;  however,  there may be delays in the implementation of such menu price  increases or in  effecting  timely  economies  of scale,  as well as competitive  pressures which may limit the Company's ability to recover any cost increases in its entirety.  To date,  inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

      The following  table  presents a summary of the  Company's  cash flows for each of the twelve weeks ended March 20, 2001 and March 21, 2000 (in thousands):

                                                                                    Twelve weeks ended
                                                                                    ------------------
                                                                             March 20, 2001     March 21, 2000
                                                                             --------------     --------------

Net cash provided by operating activities                                    $   14,276           $   21,286
Net cash provided (used) in investment activities...........................      1,400              (14,091)
Net cash used in financing activities.......................................     (5,257)             (17,582)
Effect of exchange rate on cash.............................................          5                   (4)
                                                                                -------           ----------
Net increase (decrease) in cash............................................. $   10,424           $  (10,391)
                                                                                =======           ==========

      During  the  twelve  week  period  ended  March 20,  2001,  the  Company's investment  in property and  equipment was $459 compared to $11,709 for the same period in 2000.  In the twelve week period  ended  March 20,  2001,  the Company received $1,780 in proceeds from the sale of assets.

      The Company does not have significant receivables or inventory.

      At March 20, 2001,  the Company had $39,453 in cash and cash  equivalents.
The Company has entered  into a $20,000  revolving  term loan  agreement  with a bank. At March 20, 2001, the Company had no outstanding borrowings.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the twelve  weeks  ended March 20,  2001,  the
Company  purchased  245,700  shares at a cost of $2,265 and in the  twelve  week period ended March 21, 2000 purchased 2,970,600 shares at a cost of $26,332.

      In the second quarter of fiscal 2000,  the Company began paying  quarterly dividends on its common stock. During the twelve weeks ended March 21, 2001, the
Company paid out dividends of $3,004 or $.125 per share.

      The  Company  utilizes  derivative  financial  instruments  in the form of commodity  futures  contracts  to manage  market  risks and reduce its  exposure resulting  from  fluctuations  in the prices of meat. The Company uses live beef cattle futures  contracts to accomplish  its objective.  Realized and unrealized changes in the fair  values of the  derivative  instruments  are  recognized  in income in the period in which the change occurs.  Realized and unrealized  gains and  losses for the  period  were not  significant.  As of March 20,  2001,  the
Company's had no positions in futures contracts.

      As described in Note 6 to the Notes to  Condensed  Consolidated  Financial
Statements  in  this  Form  10-Q,  the  Company  has  options   outstanding  for
approximately  4,730,000 shares subject to variable plan accounting.  At the end of the quarter when the Company's common stock price first exceeds $10.125,  the
Company will record a non-cash  compensation  charge for the excess over $10.125 for each of the repriced options  outstanding.  In each subsequent quarter,  the
Company  will record an  additional  non-cash  charge or benefit  related to the repriced options then outstanding  based upon the change in the Company's common stock price as compared to the price at the  beginning of the previous  quarter.
The Company may incur  significant  volatility  in reporting  earnings in future periods as  fluctuations in market prices of its common stock may greatly impact reported compensation expenses on a periodic basis.

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking  statements  involve risks and  uncertainty,  including  without limitation,  the ability of the Company to open new restaurants,  general market conditions,  competition  and pricing and other risks set forth in the Company's
Annual Report on Form 10-K for the fiscal year ended December 26, 2000. Although the Company believes the assumptions  underlying the forward-looking  statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore,  there  can  be no  assurance  that  the  forward-looking  statements contained in the report will prove to be accurate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          -----------------------------------------------------------

          THE COMPANY'S  EXPOSURE TO MARKET RISKS WAS NOT SIGNIFICANT DURING THE
          TWELVE WEEKS ENDED MARCH 20, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (A)  REPORTS ON FORM 8-K        NONE

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                             (Registrant)

      Date______________________             /s/ Randall H. Pierce
                                             ----------------------------------
                                             Randall H. Pierce
                                             Chief Financial Officer