Form 10-Q
period 2001-06-12
LONE STAR STEAKHOUSE & SALOON INC
filed 2001-07-27
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended                                Commission file number
         June 12, 2001                                       0-19907
         -------------                                       -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       48-1109495
             --------                                       ----------
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

                 Class                             Outstanding at July 23, 2001
COMMON STOCK, $.01 PAR VALUE                            24,023,394 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT JUNE 12, 2001 AND DECEMBER 26, 2000                              2

      CONDENSED CONSOLIDATED STATEMENTS OF                                3
      OPERATIONS FOR THE TWELVE WEEKS ENDED
      JUNE 12, 2001 AND JUNE 13, 2000

      CONDENSED CONSOLIDATED STATEMENTS OF                                4
      INCOME FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 12, 2001 AND JUNE 13, 2000

      CONDENSED CONSOLIDATED STATEMENTS OF                                5
      CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 12, 2001 AND JUNE 13, 2000

      NOTES TO CONDENSED CONSOLIDATED                                     6
      FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND                                      9
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE                                    15
      DISCLOSURES ABOUT MARKET RISKS

PART II.  OTHER INFORMATION
--------  -----------------
ITEMS 1, 2, AND 3 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                 15

ITEM 5.  OTHER INFORMATION                                               16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                               June 12, 2001         December 26, 2000
                                                               -------------         -----------------
                ASSETS

Current assets:
    Cash and cash equivalents                                     $  49,189           $  29,029
    Inventories                                                      12,848              12,704
    Other current assets                                              5,269               5,415
                                                                  ---------           ---------
         Total current assets                                        67,306              47,148

Property and equipment, net                                         392,444             406,761
Intangible and other assets, net                                     40,490              35,014
                                                                  ---------           ---------
             Total assets                                         $ 500,240           $ 488,923
                                                                  =========           =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  19,048           $  12,918
    Other current liabilities                                        32,485              35,946
                                                                  ---------           ---------
             Total current liabilities                               51,533              48,864

Deferred compensation obligation                                      3,430               2,276

Stockholders' equity:
    Preferred stock                                                    --                  --
    Common stock                                                        240                 243
    Additional paid-in capital                                      200,613             188,976
    Retained earnings                                               257,335             260,423
    Accumulated other comprehensive loss                            (12,911)            (11,859)
                                                                  ---------           ---------
             Total stockholders' equity                             445,277             437,783
                                                                  ---------           ---------
             Total liabilities and stockholders' equity           $ 500,240           $ 488,923
                                                                  =========           =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Operations
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     For the twelve weeks ended
                                     --------------------------
                                     June 12, 2001  June 13, 2000
                                     -------------  -------------

Net sales                              $ 136,069     $134,187
Costs and expenses:
    Costs of sales                        47,621       47,228
    Restaurant operating expenses         66,327       62,662
    Depreciation and amortization          6,428        6,610
                                       ---------   ----------
Restaurant costs and expenses            120,376      116,500
                                       ---------   ----------
Restaurant operating income               15,693       17,687
General and administrative expenses        9,885        9,014
Non-cash stock compensation expense       14,435         --
                                       ---------   ----------
Income (loss) from operations             (8,627)       8,673
Other income, net                            628          393
                                       ---------   ----------
Income (loss) before income taxes         (7,999)       9,066
Provision (benefit) for income taxes      (2,679)       3,208
                                       ---------   ----------
Net income (loss)                      $  (5,320)    $  5,858
                                       =========   ==========

Basic earnings (loss) per share        $   (0.22)    $   0.22
                                       =========   ==========

Diluted earnings (loss) per share      $   (0.22)    $   0.22
                                       =========   ==========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     For the twenty-four weeks ended
                                     -------------------------------
                                    June 12, 2001        June 13, 2000
                                    -------------        -------------

Net sales                             $279,821              $273,442
Costs and expenses:
    Costs of sales                      97,324                94,885
    Restaurant operating expenses      134,232               125,772
    Depreciation and amortization       12,882                13,160
                                      --------              --------
Restaurant costs and expenses          244,438               233,817
                                      --------              --------
Restaurant operating income             35,383                39,625
General and administrative expenses     19,042                20,355
Non-cash stock compensation expense     14,435                  --
                                      --------              --------
Income from operations                   1,906                19,270
Other income, net                        2,327                   809
                                      --------              --------
Income  before income taxes              4,233                20,079
Provision  for income taxes              1,313                 7,118
                                      --------              --------
Net income                            $  2,920              $ 12,961
                                      ========              ========

Basic earnings per share              $   0.12              $   0.47
                                      ========              ========
Diluted earnings per share            $   0.12              $   0.47
                                      ========              ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            For the twenty-four weeks ended
                                                            -------------------------------
                                                            June 12, 2001     June 13, 2000
                                                            -------------     -------------
Cash flows from operating activities:
    Net income                                                 $  2,920          $ 12,961
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                           14,725            14,503
         Non-cash stock compensation expense                     14,435              --
         Gain on sale of assets                                  (1,605)             --
         Net change in operating assets and liabilities:
              Change in operating assets                         (5,664)           (1,591)
              Change in operating liabilities                     2,668            (3,412)
                                                               --------          --------
Net cash provided by operating activities                        27,479            22,461
Cash flows from investing activities:
    Purchases of property and equipment                          (1,085)          (14,806)
    Proceeds from sale of assets                                  2,554             3,921
    Other                                                            18            (2,956)
                                                               --------          --------
         Net cash provided by (used in) investing activities      1,487           (13,841)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                      657               157
    Common stock repurchased and retired                         (3,458)          (38,137)
    Proceeds from revolver                                         --               6,955
    Cash dividends paid                                          (6,008)           (3,298)
                                                               --------          --------
         Net cash used in financing activities                   (8,809)          (34,323)
Effect of exchange rate on cash                                       3                (5)
                                                               --------          --------
    Net increase (decrease) in cash and cash equivalents         20,160           (25,708)
Cash and cash equivalents at beginning of period                 29,029            50,673
                                                               --------          --------
Cash and cash equivalents at end of period                     $ 49,189          $ 24,965
                                                               ========          ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                 $    487          $ 10,984
                                                               ========          ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of operations for the periods presented. The results for the twenty-four weeks ended June 12, 2001 are not  necessarily  indicative  of the results to be expected for the full year ending  December 25, 2001.  This quarterly  report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 26, 2000.

2.    COMPREHENSIVE INCOME (LOSS)
      --------------------------

Comprehensive income (loss) is comprised of the following:

                                                  For the twelve weeks ended      For the twenty-four weeks ended
                                                  --------------------------      -------------------------------
                                               June 12, 2001     June 13, 2000    June 12, 2001     June 13, 2000
                                               -------------     -------------    -------------     -------------

Net income (loss)                                 $(5,320)         $ 5,858           $ 2,920           $12,961
Foreign currency translation
        adjustments                                   851             (665)           (1,052)           (2,504)
                                                  --------         -------           -------           --------
Comprehensive income (loss)                       $(4,469)         $ 5,193           $ 1,868           $10,457
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

                                               For the twelve weeks ended        For the twenty-four weeks ended
                                               --------------------------        -------------------------------
                                             June 12, 2001     June 13, 2000     June 12, 2001      June 13, 2000
                                             -------------     -------------     -------------      -------------

Basic average shares outstanding                 24,032          26,232             24,033                27,304
Diluted average shares outstanding               24,032(a)       27,148             24,900                27,834

(a)   Basic and diluted  shares  outstanding  are the same for the twelve  weeks ended  June 12,  2001,  since  the  diluted  share  computations  would be anti-dilutive.

4.    LONG - TERM REVOLVER
      --------------------

      The Company has entered into a $20 million  revolving  term loan agreement with a bank,  under which no  borrowings  were  outstanding  at June 12, 2001 or
December  26,  2000.  The loan  commitment  matures in April  2005 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest  rate is at the daily prime rate as published  in the Wall Street  Journal.  In addition,  the Company pays a facility fee of 1/4 of one percent on the unused portion of the facility.

5.    TREASURY STOCK TRANSACTIONS
      ---------------------------

      The Board of Directors has  authorized  the Company to purchase  shares of the  Company's  common  stock  in the open  market  or in  privately  negotiated transactions.  Pursuant  to the  authorization,  the Company  purchased  339,187 shares of its common stock during the twenty-four  weeks ended June 12, 2001, at an average  price of $10.22 per share and  4,134,600  shares of its common stock during the  twenty-four  weeks ended June 13, 2000, at an average price of $9.22 per share.  The Company is accounting for the purchases  using the  constructive retirement method of accounting  wherein the aggregate par value of the stock is charged to the  common  stock  account  and the excess of cost over par value is charged to paid-in capital.

6.    STOCK BASED COMPENSATION
      ------------------------

      Financial  Accounting  Standard  Board  Interpretation  No.  44 (FIN  44),
"ACCOUNTING  FOR  CERTAIN   TRANSACTIONS   INVOLVING  STOCK   COMPENSATION,   AN
INTERPRETATION  OF APB NO. 25" became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes  in the  common  stock  price from the value of $10.125 at July 1, 2000.
Variable plan accounting is applied to the modified awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced  options in fiscal 1999 and 2000 which are subject to the  accounting  provisions of FIN 44, and at June 12, 2001, there were options outstanding for approximately 4,715,000 shares affected by this accounting requirement.  Because the market price of the
Company's  common stock exceeded the $10.125  threshold price for the first time in the  quarter  ended  June 12,  2001,  the  Company  recorded  non-cash  stock compensation expense of $14,435.

      In each subsequent quarter, the Company will record an additional non-cash charge or benefit related to the repriced  options then  outstanding  based upon the change in the  Company's  common stock price as compared to the price at the beginning of the previous quarter.

7.    STOCK OPTIONS
      -------------

During  the  twenty-four  weeks  ended June 12,  2001,  the  Company  granted to non-executive  employees and  non-employee  directors  stock options to purchase
300,608 and 20,400  shares of common  stock,  respectively,  at exercise  prices ranging  from  $8.875 to $9.00 per  share,  the  market  price at date of grant, pursuant to its 1992 stock option plans.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS
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

9.    SUBSEQUENT EVENT
      ----------------

In July 2001,  the Board of Directors  declared  the  Company's  quarterly  cash dividend of $.125 per share payable July 27, 2001 to  stockholders  of record on
July 13, 2001.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following  discussion and analysis should be read in conjunction  with the  condensed  consolidated  financial  statements  including the notes thereto included elsewhere in this Form 10-Q.

      During 1998, the Company  completed the  construction  of twelve Lone Star
Steakhouse & Saloon ("Lone Star") restaurants. The Company opened one restaurant in 1999,  one in 2000 and four to date in fiscal  2001.  The Company  intends to open the remaining six restaurants during fiscal 2001.

      The Company  has seven sites  available  for future  development,  five of which  are owned and two of which are  under  lease.  There  were 245  operating domestic  Lone Star  restaurants  as of June 12, 2001.  In  addition,  licensees operate  three Lone Star  restaurants  in  California,  one in Guam,  and one in
Canada.

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

                                                           TWELVE WEEKS ENDED (1)               TWENTY-FOUR WEEKS ENDED
                                                           ----------------------               -----------------------
                                                     JUNE 12, 2001     JUNE 13, 2000      JUNE 12, 2001            JUNE 13, 2000
                                                     -------------     -------------      -------------            -------------
                                                         (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSAND)

STATEMENT OF OPERATIONS:
      Net sales                                       100.0%                  100.0%           100.0%                    100.0%
      Costs and expenses:
            Costs of sales..........................   35.0                    35.2             34.8                      34.7
            Restaurant operating expenses...........   48.7                    46.7             48.0                      46.0
            Depreciation and amortization...........    4.7                     4.9              4.6                       4.8
                                                      -----                  ------            -----                     -----

                 Restaurant costs and expenses......   88.4                    86.8             87.4                      85.5
                                                      -----                  ------            -----                     -----

      Restaurant operating income...................   11.6                    13.2             12.6                      14.5
      General and administrative expenses...........    7.3                     6.7              6.8                       7.5
      Non-cash stock compensation expense...........   10.6                       -              5.1                         -
                                                      -----                  ------            -----                     -----

      Income (loss) from operations.................   (6.3)                    6.5              0.7                       7.0
      Other income, net.............................    0.4                     0.3              0.8                       0.3
                                                      -----                  ------            -----                     -----

      Income (loss) before for income taxes ........   (5.9)                    6.8              1.5                       7.3
      Provision (benefit) for income taxes..........   (2.0)                    2.4               .5                       2.6
                                                      -----                  ------            -----                     -----
      Net income (loss).............................   (3.9)%                   4.4%             1.0%                      4.7%
                                                      =====                  ======            =====                     =====
RESTAURANT OPERATING DATA:
      Average sales per restaurant on an
        annualized basis (2)                       $  2,029                $  1,942          $ 2,089                    $1,973
      Number of restaurants at end of the period        293                     299              293                       299

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

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED JUNE 12, 2001 COMPARED TO TWELVE WEEKS ENDED JUNE 13, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales  increased  $1,882 (1.4%) to $136,069 for the twelve weeks ended
June 12, 2001 compared to $134,187 for the twelve weeks ended June 13, 2000. The increase was  principally  attributable  to the additional  sales of $4,112 from five new domestic Lone Star restaurants,  one new Sullivan's  restaurant and one new Del Frisco's restaurant opened since June 2000. In addition, increased sales are  attributed  to the  fact  that the  Company  has  expanded  the  number  of
Sullivan's  restaurants opened on Sundays during fiscal 2001. The increases were partially  offset  by the  impact  of  the  14  Australian  Lone  Star's  closed subsequent  to August 2000.  Same store sales  increased  0.1% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.0% from 35.2% due primarily to a small increase in menu prices and a change in the menu mix in the upscale restaurants.

      Restaurant  operating  expenses  for the twelve  weeks ended June 12, 2001 increased  $3,665 from $62,662 in 2000, to $66,327 and increased as a percentage of net sales from 46.7% to 48.7%. The increase in restaurant  operating expenses is attributable  to increases in labor,  advertising,  utility rates,  primarily
natural  gas,  and  certain   insurance  costs.  The  increases  in  labor  were
attributable primarily to costs associated with adding and training new managers and  retaining  existing  personnel.  In addition,  labor costs and  pre-opening expenses increased due to new store openings.

      Depreciation  and  amortization  decreased  $182 in the twelve weeks ended
June 12, 2001 compared to the same period in 2000. The decrease is  attributable primarily to the restaurants closed since August 2000.

      General and  administrative  expenses  increased $871 compared to the same period in 2000.  The  increases  in general  and  administrative  expenses  were attributable  primarily to increases in professional fees, travel expenses,  and recruiting costs.

      Non-cash  stock  compensation  expense for the twelve weeks ended June 12,
2001 was $14,435. Financial Accounting Standard Board Interpretation No. 44 (FIN
44),  "ACCOUNTING  FOR CERTAIN  TRANSACTIONS  INVOLVING STOCK  COMPENSATION,  AN
INTERPRETATION  OF APB NO. 25" became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes  in the  common  stock  price from the value of $10.125 at July 1, 2000.
Variable plan accounting is applied to the modified awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced  options in fiscal 1999 and 2000 which are subject to the  accounting  provisions of FIN 44, and at June 12, 2001, there were options outstanding for approximately 4,715,000 shares affected by this accounting requirement.  Because the market price of the
Company's  common stock exceeded the $10.125  threshold price for the first time in the  quarter  ended  June 12,  2001,  the  Company  recorded  non-cash  stock compensation expense of $14,435.

      In each subsequent quarter, the Company will record an additional non-cash charge or benefit related to the repriced  options then  outstanding  based upon the change in the  Company's  common stock price as compared to the price at the beginning of the previous quarter.

      Other  income,  net,  for the twelve  weeks  ended June 12, 2001 was $628, compared  to $393 in 2000.  The  increase is  attributable  to a gain on sale of assets of $224.

      The  effective  income tax rates for the twelve  weeks ended June 12, 2001 and the twelve weeks ended June 13, 2000 were 33.5% and 35.4%, respectively. The change in the effective tax rate is primarily attributable to the impact of FICA
Tip and other tax credits.

LONE STAR STEAKHOUSE & SALOON, INC.

TWENTY-FOUR  WEEKS ENDED JUNE 12, 2001 COMPARED TO TWENTY-FOUR  WEEKS ENDED JUNE
13, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales increased  $6,379 (2.3%) to $279,821 for the  twenty-four  weeks ended June 12, 2001  compared to $273,442 for the  twenty-four  weeks ended June
13, 2000. The increase was principally  attributable to the additional  sales of
$7,595  from  five  new  domestic  Lone  Star  restaurants,  one new  Sullivan's restaurant  and one new Del  Frisco's  restaurant  opened  since June  2000.  In addition,  increased  sales  are  attributed  to the fact that the  Company  has expanded the number of Sullivan's  restaurants  opened on Sundays  during fiscal
2001.  The increases  were  partially  offset by the impact of the 14 Australian
Lone Star's closed  subsequent to August 2000.  Same store sales  increased 1.2%
compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, increased as a percentage of sales to 34.8%  from  34.7%  due  primarily  to a higher  mix of sales  from Del
Frisco's and  Sullivan's  which tend to have  slightly  higher food and beverage costs.  The cost of sales  increase was offset  partially by a small increase in menu prices initiated primarily in the second quarter.

      Restaurant  operating  expenses for the  twenty-four  weeks ended June 12,
2001  increased  $8,460 from  $125,772 in 2000,  to $134,232 and  increased as a percentage  of net  sales  from  46.0% to  48.0%.  The  increase  in  restaurant
operating   expenses  is  attributable  to  increases  in  labor,   advertising,
maintenance of buildings and equipment,  certain  insurance  costs and increased utility rates,  primarily  natural gas. The increases in labor were attributable to increased  hourly labor costs  created by a continuing  tight labor market as well as costs  associated  with adding and training  new managers and  retaining existing personnel. In addition,  labor costs increased as a result of new store openings.  The increases in restaurant  operating expenses were partially offset by a decrease in pre-opening expenses.

      Depreciation  and  amortization  decreased $278 in the  twenty-four  weeks ended  June 12,  2001  compared  to the same  period in 2000.  The  decrease  is attributable primarily to the restaurants closed since August 2000.

      General and administrative  expenses decreased $1,313 compared to the same period in 2000.  The  decreases  in general  and  administrative  expenses  were attributable  primarily  to  decreases in software  consulting  and  development costs,  and field  supervision  costs  including  salaries and travel related to those restaurants  closed since August 2000. The decreases were partially offset by an increase in recruiting costs.

      Non-cash stock  compensation  expense for the twenty-four weeks ended June
12,  2001  was  $14,435.  See  Note 6 to the  Notes  To  Condensed  Consolidated
Financial Statements included elsewhere herein for additional information.

      Other  income,  net,  for the  twenty-four  weeks  ended June 12, 2001 was
$2,327, compared to $809 in 2000. The increase is attributable to a gain on sale of assets of $1,605.

      The effective  income tax rates for the  twenty-four  weeks ended June 12,
2001 and the  twenty-four  weeks  ended  June 13,  2000 were  31.0%  and  35.4%, respectively.  The decrease in the effective tax rate is primarily  attributable to the impact of FICA Tip and other tax credits.

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel are tipped employees,  minimum wage changes generally have little  effect on overall  labor  costs.  Recently  the Company has  experienced significant increases in utility costs,  particularly natural gas. Historically, as food, labor, and most recently, utility costs have increased, the Company has been able to offset these  increases  through menu price increases and economies of scale; however,  there may be delays in the implementation of such menu price increases or in effecting  timely  economies  of scale,  as well as  competitive pressures which may limit the Company's ability to recover any cost increases in its  entirety.  To date,  inflation  has not had a material  impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES

      The following  table  presents a summary of the  Company's  cash flows for each of the  twenty-four  weeks  ended  June 12,  2001  and  June  13,  2000 (in thousands):

                                                                         Twenty-four weeks ended
                                                                        June 12, 2001     June 13, 2000
                                                                        -------------     -------------                                                                                    ----------------

Net cash provided by operating activities..............................$ 27,479            $     22,461
Net cash provided by (used in) investment activities...................   1,487                 (13,841)
Net cash used in financing activities..................................  (8,809)                (34,323)
Effect of exchange rate on cash........................................       3                      (5)
                                                                       ---------           ------------
Net increase (decrease) in cash........................................$ 20,160            $    (25,708)
                                                                       =========          =============

      During the  twenty-four  week period  ended June 12, 2001,  the  Company's investment in property and equipment was $1,085 compared to $14,806 for the same period in 2000. In the twenty-four  week period ended June 12, 2001, the Company received  $2,554 in proceeds from the sale of assets  compared to $3,921 for the same period in 2000.

      The Company does not have significant receivables or inventory.

      At June 12,  2001,  the Company had $49,189 in cash and cash  equivalents.
The Company has entered  into a $20,000  revolving  term loan  agreement  with a bank. At June 12, 2001, the Company had no outstanding borrowings.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the twenty-four weeks ended June 12, 2001, the
Company purchased 339,187 shares at a cost of $3,458 and in the twenty-four week period ended June 13, 2000 purchased 4,134,600 shares at a cost of $38,137.

      In the second quarter of fiscal 2000,  the Company began paying  quarterly dividends on its common stock. During the twenty-four weeks ended June 12, 2001, the Company  paid out  dividends of $6,008 or $.25 per share and $3,298 or $.125 per share for the twenty-four weeks ended June 13, 2000.

      The  Company  utilizes  derivative  financial  instruments  in the form of commodity  futures  contracts  to manage  market  risks and reduce its  exposure resulting  from  fluctuations  in the prices of meat. The Company uses live beef cattle futures  contracts to accomplish  its objective.  Realized and unrealized changes in the fair  values of the  derivative  instruments  are  recognized  in income in the period in which the change occurs.  Realized and unrealized  gains and  losses  for the  period  were not  significant.  As of June 12,  2001,  the
Company's had no positions in futures contracts.

      As described in Note 6 to the Notes to  Condensed  Consolidated  Financial
Statements in this Form 10-Q,  the Company has options  outstanding  to purchase approximately 4,715,000 shares subject to variable plan accounting.  The Company may incur  significant  volatility  in reporting  earnings in future  periods as fluctuations  in market prices of its common stock may greatly  impact  reported non-cash compensation expenses on a periodic basis.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            THE COMPANY'S  EXPOSURE TO MARKET RISKS WAS NOT  SIGNIFICANT  DURING
            THE TWENTY-FOUR WEEKS ENDED JUNE 12, 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

            ON JULY 6, 2001, THE COMPANY HELD ITS ANNUAL MEETING OF STOCKHOLDERS
            (THE "MEETING"). AT THE MEETING, THE FIRST ITEM TO BE VOTED UPON WAS
            THE ELECTION OF ONE DIRECTOR.  THE STOCKHOLDERS ELECTED GUY W. ADAMS
            TO THE BOARD OF DIRECTORS TO SERVE UNTIL THE 2004 ANNUAL  MEETING OF
            STOCKHOLDERS  AND UNTIL HIS  SUCCESSOR  HAS BEEN  DULY  ELECTED  AND
            QUALIFIED.  MR. ADAMS  RECEIVED  10,603,029  VOTES "FOR" AND 276,779
            "WITHHELD" AND JAMIE B. COULTER  RECEIVED  8,325,969 VOTES "FOR" AND
            227,790 VOTES "WITHHELD".

            THE  STOCKHOLDERS  RATIFIED THE  APPOINTMENT OF ERNST & YOUNG LLP AS
            THE COMPANY'S  INDEPENDENT AUDITORS FOR THE YEAR ENDING DECEMBER 25,
            2001.  AS TO THE  RATIFICATION  OF AUDITORS,  THERE WERE  19,358,371
            VOTES "FOR", 52,485 VOTES "AGAINST" AND 22,714 VOTES "ABSTAINED".

            THE STOCKHOLDERS  VOTED AGAINST A PROPOSAL OF WILLIAM STEINER URGING
            THE BOARD OF DIRECTORS TO ARRANGE FOR THE PROMPT SALE OF THE COMPANY
            TO THE HIGHEST  BIDDER.  AS TO THE  PROPOSAL,  THERE WERE  3,432,511
            VOTES  "FOR",   15,051,627   VOTES   "AGAINST"   AND  710,168  VOTES
            "ABSTAINED".

ITEM 5.     OTHER INFORMATION

            THE  COMPANY  AMENDED  ITS  BY-LAWS  ON  07-05-01  TO  MAKE  CERTAIN
            MINISTERIAL REVISIONS.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)    REPORTS ON FORM 8-K     NONE
            (B)    AMENDED AND RESTATED BY-LAWS

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          LONE STAR STEAKHOUSE & SALOON, INC.
                                          (Registrant)

Date: July 27, 2001                       /s/ Randall H. Pierce
     -----------------------------        --------------------------------------
                                          Randall H. Pierce
                                          Chief Financial Officer

                              AMENDED AND RESTATED
                                     BY-LAWS
                                       OF
                       LONE STAR STEAKHOUSE & SALOON, INC.

                                   ARTICLE ONE

                                  STOCKHOLDERS

            SECTION 1.1 Annual  Meetings.  An annual meeting of  stockholders to elect directors and transact such other business as may properly be presented to the  meeting  shall  be held on such  date  and at such  place  as the  Board of
Directors may from time to time fix, and if that day shall be a legal holiday in the  jurisdiction in which the meeting is to be held, then on the next day not a legal  holiday or as soon  thereafter  as may be practical as  determined by the
Board of Directors.

            SECTION 1.2 Special Meetings.  A special meeting of stockholders may be called at any time by the  Chairman of the Board,  by the Board of  Directors
pursuant  to a  resolution  adopted by a majority of the Whole Board (as defined below) or by the Secretary at the direction of a majority of the voting power of all the then outstanding shares of the voting stock, voting together as a single class  upon  receipt  of a written  request  to do so  specifying  the matter or matters,  appropriate  for action at such a meeting.  Any such meeting  shall be held at such time and at such place, within or without the State of Delaware, as shall be determined  by the body or person  calling such meeting and as shall be stated in the  notice of such  meeting.  The Whole  Board  shall  mean the total number of directors which the Corporation would have if there were no vacancies.

            SECTION  1.3 Notice of  Meeting.  For each  meeting of  stockholders written notice shall be given stating the place,  date and hour and, in the case of a special  meeting,  the purpose or purposes  for which the meeting is called and,  if the list of  stockholders  required by Section 1.9 is not to be at such place at least 10 days prior to the meeting,  the place where such list will be.
Except as  otherwise  provided by Delaware  law,  written  notice of any meeting shall be given  not less  than 10 or more  than 60 days  before  the date of the meeting to each stockholder entitled to vote at such meeting. If mailed,  notice shall be deemed  to be given  when  deposited  in United  States  mail,  postage prepaid,  directed to stockholder at his address at it appears on the records of the Corporation.

            SECTION 1.4 Quorum.  Except as otherwise required by Delaware law or the  Certificate  of  Incorporation,  the holders of record of a majority of the shares of stock  entitled to be voted present in person or  represented by proxy at a meeting shall  constitute a quorum for the  transaction  of business at the meeting,  but in the  absence  of a quorum  the  holders  of record  present  or represented  by proxy at such  meeting may vote to adjourn the meeting from time to time,  without notice other than announcement at the meeting,  until a quorum is obtained.  At any such adjourned  session of the meeting at which there shall be present or  represented  the  holders  of record of the  requisite  number of shares,  any business may be transacted  that might have been  transacted at the meeting as originally called.

            SECTION 1.5  Chairman and  Secretary at Meeting.  At each meeting of stockholders the President or the Chief Executive  Officer,  or in their absence the person designated in writing by the President or Chief Executive Officer, or if no person is designated,  then a person designated by the Board of Directors, shall preside as chairman of the meeting;  if no person is so  designated,  then the meeting shall choose a chairman by plurality vote. The Secretary,  or in his absence  a person  designated  by the  chairman  of the  meeting,  shall  act as secretary of the meeting.

            SECTION  1.6  Voting;  Proxies.  Except  as  otherwise  provided  by
Delaware law or the Certificate of Incorporation,  and subject to the provisions of Section 1.10:

                   (a)  Each   stockholder   shall  at  every   meeting  of  the
            stockholders be entitled to one vote for each share of capital stock held by him.

                   (b)  Each  stockholder  entitled  to  vote  at a  meeting  of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three  years from its date,  unless the proxy  provides  for a longer period.

                   (c) Directors shall be elected by a plurality vote.

                   (d) Each matter,  other than election of directors,  properly presented to any meeting shall be decided by a majority of the votes cast on the matter.

                   (e)  Election of  directors  and the vote on any other matter presented to a meeting shall be by written ballot only if so ordered by the chairman of the meeting or if so requested by any stockholder present or represented  by proxy at the meeting  entitled to vote in such election or on such matter, as the case may be.

            SECTION 1.7 Adjourned  Meetings.  A meeting of  stockholders  may be adjourned to another time or place as provided in Section 1.4 or 1.6(d).  Unless the Board of Directors  fixes a new record date,  stockholders  of record for an adjourned  meeting shall be as originally  determined for the meeting from which the  adjournment  was taken.  If the adjournment is for more than 30 days, or if after the  adjournment a new record date is fixed for the adjourned  meeting,  a notice of the  adjourned  meeting shall be given to each  stockholder  of record entitled to vote. At the adjourned  meeting any business may be transacted  that might have been transacted at the meeting as originally called.

            SECTION 1.8 Consent of Stockholders  in Lieu of Meeting.  Any action that may be taken at any annual or special meeting of stockholders  may be taken without a meeting,  without  prior  notice and  without a vote,  if a consent in writing,  setting  forth the action so taken,  shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary  to  authorize  or take such  action at a meeting  at which all shares entitled to vote thereon were present and voted. Notice of taking of such action shall be given  promptly to each  stockholders  that would have been entitled to vote thereon at a meeting of  stockholders  and that did not consent  thereto in writing.

            SECTION 1.9 List of Stockholders  Entitled to Vote. At least 10 days before  every  meeting  of  stockholders  a  complete  list of the  stockholders entitled to vote at the meeting,  arranged in alphabetical order and showing the address of each  stockholder and the number of shares  registered in the name of each stockholder,  shall be prepared and shall be open to the examination of any stockholder  for any purpose germane to the meeting,  during  ordinary  business hours, for a period of at least 10 days prior to the meeting,  at a place within the city where the meeting is to be held.  Such list shall be produced  and kept at the time and place of the  meeting  during the whole time  thereof and may be inspected by any stockholder who is present.

            SECTION  1.10 Fixing of Record Date.  In order that the  Corporation may determine the  stockholders  entitled to notice of or to vote at any meeting of stockholders or any adjournment  thereof,  or to express consent to corporate action in  writing  without a meeting,  or  entitled  to receive  payment of any dividend  or other  distribution  or  allotment  of any  rights,  or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful  action,  the Board of Directors may fix, in advance,  a record  date,  which  shall not be more than 60 or less than 10 days before  the date of such  meeting,  nor  more  than 60 days  prior to any  other action. If no record date is fixed, the record date for determining stockholders entitled  to notice of or to vote at a meeting of  stockholders  shall be at the close of business on the day next  preceding  the day on which  notice is given, or, if notice is waived,  at the close of business on the day next preceding day on which the  meeting is held;  the  record  date for  determining  stockholders entitled to express  consent to corporate  action in writing  without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed;  and the record date for any other purpose  shall be at the  close of  business  on the day on which  the  Board of
Directors adopts the resolution relating thereto.

                                   ARTICLE TWO

                                    DIRECTORS

            SECTION 2.1 Number.  The number of directors  that shall  constitute the whole  Board of  Directors  shall  initially  be four,  which  number may be changed  from time to time as  determined  by  action of the Board of  Directors taken by the affirmative vote of a majority of the Whole Board of Directors.

            SECTION 2.2  Election and Term of  Director.  The  directors of this
Corporation  shall be divided into three classes,  with respect to the time that they  severally  hold office,  as nearly  equal in number as possible,  with the initial  term of office of the first  class of  directors  to expire at the 2001 annual meeting of stockholders  of the  Corporation  and until their  respective successors are elected and  qualified,  the initial term of office of the second class of directors to expire at the 2002 annual meeting of  stockholders  of the
Corporation and until their respective  successors are elected and qualified and the initial term of office of the third class of directors to expire at the 2003 annual meeting of stockholders  of the  Corporation  and until their  respective successors  are  elected  and  qualified.  Directors  elected to  succeed  those directors  whose  terms have  thereupon  expired  shall be elected for a term of office to expire at the third  succeeding  annual meeting of stockholders of the
Corporation  after their  election  and until their  respective  successors  are elected and qualified.

            SECTION 2.3 Newly Created Directorships and Vacancies.

            (a) If the number of directors is changed,  any increase or decrease shall be apportioned among the classes so as to maintain or attain, if possible, the  equality of the number of  directors  in each class,  but in no case will a decrease in the number of directors shorten the term of any incumbent  director.
If such equality is not possible,  the increase or decrease shall be apportioned among the classes in such a way that the  difference  in the number of directors in any two classes shall not exceed one.

            (b)  Vacancies and newly created  directorships  resulting  from any increase in the authorized  number of directors may be filled only by a majority of the directors then in office,  although less than a quorum, and a director so chosen  shall hold office,  subject to Sections  2.4 and 2.5, for the  unexpired portion of the term of the class in which such  director was chosen to serve and until his successor is elected and qualified.

            SECTION 2.4 Resignation.  Any director of the Corporation may resign at any  time by  giving  written  notice  of such  resignation  to the  Board of
Directors,  the  President  or  the  Secretary  of  the  Corporation.  Any  such resignation  shall take effect at the time  specified  therein or, if no time be specified,  upon  receipt  thereof  by  the  Board  of  Directors  or one of the above-named  officers;  and, unless  specified  therein,  the acceptance of such resignation  shall  not be  necessary  to make it  effective.  When  one or more directors shall resign from the Board of Directors effective at a future date, a majority of the directors then in office,  including those who have so resigned, shall have power to fill such  vacancy or  vacancies,  the vote  thereon to take effect when such resignation or resignations  shall become  effective,  and each director so chosen shall hold office as provided in these By-Laws in the filling of other vacancies.

            SECTION 2.5 Remova1.  Unless  these  By-Laws or the  Certificate  of
Incorporation otherwise provides,  where the Board of Directors is classified as provided in Section 141(d) of the Delaware General Corporation Law, any director or the entire Board of Directors may be removed by stockholders  only for cause, and the  affirmative  vote of the holders of outstanding  stock  representing at least  eighty  percent  (80%) in the amount of the entire  capital  stock of the
Corporation then entitled to vote generally in the election of Directors, or the affirmative vote of at least a majority of the Whole Board, shall be required to effect such removal.

            SECTION 2.6 Regular and Annual Meetings, Notice. Regular meetings of the Board of Directors  Shall be held at such time and at such place,  within or without the State of Delaware,  as the Board of Directors  may from time to time prescribe.  No notice need be given of any  regular  meeting,  and a notice,  if given,  need not  specify  the  purposes  thereof.  A  meeting  of the  Board of
Directors  may be held without  notice  immediately  after an annual  meeting of stockholders at the same place as that at which such meeting was held.

            SECTION 2.7 Special Meetings, Notice. A special meeting of the Board of Directors may be called at any time by the Board of Directors,  its Chairman, the Executive Committee,  the President or any person acting in the place of the
President  and  shall  be  called  by any one of them or by the  Secretary  upon receipt  of a  written  request  to do so  specifying  the  matter  or  matters, appropriate  for  action at such a  meeting,  proposed  to be  presented  at the meeting and signed by at least two directors.  Any such meeting shall be held at such time and at such place,  within or without the State of Delaware,  as shall be determined by the body or person calling such meeting. Notice of such meeting stating the time and place  thereof  shall be given (a) by deposit of the notice in the United  States mail,  first  class,  postage  prepaid,  at least two days before the day fixed for the meeting  addressed to each  director at his address as it appears  on the  Corporation's  records  or at such  other  address as the director may have furnished the Corporation for that purpose, or (b) by delivery of the notice similarly  addressed for dispatch by telegraph,  cable or radio or by delivery of notice by telephone or in person,  in each case at least 24 hours before the time fixed for the meeting.

            SECTION 2.8 Chairman of the Board;  Presiding  Officer and Secretary
at Meetings. The Board of Directors may elect one of its members to serve at its pleasure as Chairman of the Board.  Each meeting of the Board of Directors shall be  presided  over by the  Chairman  of the Board or in his absence by the Chief
Executive Officer or the President,  if a director,  or if neither is present by such member of the Board of  Directors  as shall be chosen at the  meeting.  The
Secretary,  or in his absence an Assistant Secretary,  shall act as secretary of the meeting,  or if no such officer is present, a secretary of the meeting shall be designated by the person presiding over the meeting.

            SECTION 2.9 Quorum. A majority of the Whole Board of Directors shall constitute a quorum for the  transaction  of  business,  but in the absence of a quorum a majority of those  present  (or if only one be present,  then that one)
may adjourn the meeting,  without notice other than announcement at the meeting, until such time as a quorum is  present.

Except as otherwise required by the Certificate of Incorporation or the By-Laws, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

            SECTION 2.10 Meeting by Telephone. Members of the Board of Directors
or any committee  thereof may  participate in meetings of the Board of Directors or of such committee by means of conference telephone or similar  communications equipment  by means of which all persons  participating  in the meeting can hear each other, and such participation  shall constitute  presence in person at such meeting.

            SECTION 2.11 Action Without Meeting.  Unless otherwise restricted by the Certificate of  Incorporation,  any action required or permitted to be taken at any  meeting of the Board of  Directors  or of any  committee  thereof may be taken  without a meeting  if all  members of the Board of  Directors  or of such committee,  as the case may be,  consent  thereto in writing  and the writing or writings are filed with the minutes of  proceedings of the Board of Directors or of such committee.

            SECTION 2.12 Executive and Other Committees.  The Board of Directors
may,  by  resolution  passed  by a  majority  of the Whole  Board of  Directors, designate an Executive  Committee  and one or more other  committees,  each such committee to consist of one or more directors as the Board of Directors may from time to time  determine.  Any such  committee,  to the extent  provided  in such resolution  or  resolutions,  shall  have and may  exercise  all the  powers and authority  of the Board of  Directors  in the  management  of the  business  and affairs of the  Corporation,  including  the power to authorize  the seal of the
Corporation  to be  affixed  to all  papers  that  may  require  it but no  such committee  shall have such power of  authority  in  reference  to  amending  the
Certificate of Incorporation,  adopting an agreement of merger or consolidation, recommending  to  the  stockholders  the  sale,  lease  or  exchange  of  all or substantially all of the Corporation's property and assets,  recommending to the stockholders a dissolution of the  Corporation or a revocation of a dissolution, or amending the By-Laws;  and unless the resolution  shall expressly so provide, no such committee  shall have the power or authority to declare a dividend or to authorize the issuance of stock. In the absence or  disqualification of a member of a  committee,  the member or members  thereof  present at any meeting and not disqualified  from voting,  whether or not he or they  constitute a quorum,  may unanimously  appoint  another  member  of the Board of  Directors  to act at the meeting in place of any such absent or disqualified  member. Each such committee other than the  Executive  Committee  shall have such name as may be  determined from time to time by the Board of Directors.

            SECTION 2.13 Advance Notice of Stockholder Nominees for Director and
Other Stockholder Proposals.

            (a) The matters to be  considered  and brought  before any annual or special meeting of  stockholders  of the  Corporation  shall be limited to only such matters,  including the nomination and election of directors, as shall be brought  properly  before  such  meeting in  compliance  with the procedures set forth in this Section 2.13.

            (b) For any matter to be properly  brought before any annual meeting of stockholders,  the matter must be (i) specified in the notice of annual meeting  given by or at the  direction  of the  Board of  Directors,  (ii)
      otherwise  brought before the annual meeting by or at the direction of the
      Board of  Directors  or (iii)  brought  before the  annual  meeting in the manner  specified in this Section 2.13(b) (x) by a stockholder  that holds of record stock of the Corporation  entitled to vote at the annual meeting on such matter  (including  any election of a director) or (y) by a person
      (a "Nominee  Holder")  that holds such stock  through a nominee or "street name"  holder  of  record  of  such  stock  and  can  demonstrate  to  the
      Corporation  such  indirect   ownership  of,  and  such  Nominee  Holder's
      entitlement to vote,  such stock on such matter.  In addition to any other requirements  under applicable law, the certificate of  incorporation  and these By-Laws, persons nominated by stockholders for election as directors of the  Corporation  and any  other  proposals  by  stockholders  shall be properly  brought before an annual meeting of stockholders  only if notice of any such matter to be  presented  by a  stockholder  at such meeting (a
      "Stockholder   Notice")  shall  be  delivered  to  the  Secretary  of  the
      Corporation at the principal  executive office of the Corporation not less than 90 nor more than 120 days prior to the first  anniversary date of the annual meeting for the preceding year; provided, however, that if and only if the annual  meeting is not  scheduled  to be held  within a period that commences 30 days before and ends 30 days after such  anniversary date (an annual  meeting date  outside  such period being  referred to herein as an
      "Other  Meeting  Date"),  such  Stockholder  Notice  shall be given in the manner  provided  herein by the later of (i) the close of  business on the date 90 days  prior  to such  Other  Meeting  Date or (ii)  the  close  of business on the tenth day  following  the date on which such Other Meeting
      Date is first publicly announced or disclosed. Any stockholder desiring to nominate  any person or  persons  (as the case may be) for  election  as a director  or  directors  of  the  Corporation  at  an  annual  meeting  of stockholders  shall  deliver,  as  part  of  such  Stockholder  Notice,  a statement in writing setting forth the name of the person or persons to be nominated,  the  number  and class of all shares of each class of stock of the Corporation  owned of record and beneficially by each such person,  as reported to such  stockholder by such person,  the  information  regarding each such person  required by  paragraphs  (a), (e) and (f) of Item 401 of
      Regulation  S-K adopted by the Securities  and Exchange  Commission,  each such person's  signed consent to serve as a director of the Corporation if elected,  such stockholder's name and address, the number and class of all shares  of each  class of stock of the  Corporation  owned of  record  and beneficially  by such  stockholder  and, in the case of a Nominee  Holder, evidence  establishing such Nominee Holder's  indirect  ownership of stock and  entitlement  to vote such stock for the  election of directors at the annual  meeting.  Any  stockholder  who gives a Stockholder  Notice of any matter  (other  than a  nomination  for  director)  proposed to be brought before an annual meeting of  stockholders  shall deliver,  as part of such
      Stockholder  Notice,  the text of the proposal to be presented and a brief written statement of the reasons why such stockholder  favors the proposal and setting  forth such  stockholder's  name and  address,  the number and class of all  shares of each  class of stock of the  Corporation  owned of record and beneficially by such stockholder, any material interest of such stockholder  in the matter  proposed  (other  than as a  stockholder),  if applicable,  and, in the case of a Nominee Holder,  evidence  establishing such Nominee Holder's indirect  ownership of stock and entitlement to vote such stock on the matter proposed at the annual meeting.  As used in these
      By-Laws,  shares  "beneficially  owned"  shall mean all shares  which such person is deemed to  beneficially  own  pursuant  to Rules 13d-3 and 13d-5 under the  Securities  Exchange  Act of 1934 (the  "Exchange  Act").  If a
      stockholder  is entitled to vote only for a specific  class or category of directors at a meeting (annual or special),  such  stockholder's  right to nominate one or more individuals for election as a director at the meeting shall be limited to such class or category of directors.

            Notwithstanding  any provision of this Section 2.13 to the contrary, in the event  that the number of  directors  to be elected to the Board of
      Directors of the Corporation at the next annual meeting of stockholders is increased  by virtue of an increase in the size of the Board of  Directors and either all of the nominees for director at the next annual  meeting of stockholders  or the  size of the  increased  Board  of  Directors  is not publicly announced or disclosed by the Corporation at least 100 days prior to the  first  anniversary  of the  preceding  year's  annual  meeting,  a
      Stockholder  Notice shall also be considered  timely  hereunder,  but only with respect to nominees to stand for election at the next annual  meeting as the result of any new positions  created by such increase,  if it shall be  delivered  to the  Secretary  of  the  Corporation  at  the  principal executive  office of the  Corporation not later than the close of business on the tenth day following the first day on which all such nominees or the size  of the  increased  Board  of  Directors  shall  have  been  publicly announced or disclosed.

            (c) Except as provided in the  immediately  following  sentence,  no matter shall be properly  brought before a special meeting of stockholders unless such matter shall have been brought before the meeting  pursuant to the  Corporation's  notice of such meeting.  In the event the  Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any stockholder entitled to vote for the election of such director(s) at such meeting may nominate a person or persons (as the case may be) for  election to such  position(s)  as are specified in the  Corporation's  notice of such  meeting,  but only if the
      Stockholder  Notice  required by Section 2.13(b) hereof shall be delivered to the Secretary of the Corporation at the principal  executive  office of the  Corporation  not later  than the close of  business  on the tenth day following  the  first  day on which the date of the  special  meeting  and either the names of all nominees  proposed by the Board of Directors to be elected at such  meeting or the number of  directors  to be elected  shall have been publicly announced or disclosed.

            (d) For purposes of this  Section  2.13, a matter shall be deemed to have been "publicly announced or disclosed" if such matter is disclosed in a press  release  reported by the Dow Jones News Service,  the  Associated
      Press or a  comparable  national  news  service or in a document  publicly filed by the Corporation with the Securities and Exchange Commission.

            (e) In no event  shall the  adjournment  of an annual  meeting  or a special meeting,  or any announcement  thereof,  commence a new period for the giving of notice as provided in this Section  2.13.  This Section 2.13 shall not apply to (i) any  stockholder  proposal  made  pursuant  to Rule
      14a-8 under the  Exchange Act or (ii) any  nomination  of a director in an election  in which  only the  holders of one or more  series of  Preferred
      Stock  of  the  Corporation  issued  pursuant  to  Article  FOURTH  of the certificate  of  incorporation  are  entitled  to vote  (unless  otherwise provided in the terms of such stock).

            (f) The  chairman  of any  meeting of  stockholders,  in addition to making any other  determinations that may be appropriate to the conduct of the meeting,  shall have the power and duty to determine whether notice of nominees  and other  matters  proposed to be brought  before a meeting has been duly given in the manner provided in this Section 2.13 and, if not so given,  shall  direct and declare at the meeting  that such  nominees  and other matters shall not be considered.

            SECTION  2.14  Independent  Directors.  A  majority  of the Board of
Directors  shall be  comprised  of  Independent  Directors.  For the  purpose of
Section 2.14, the term "Independent Director" shall mean a director who: (i) has not been employed by the  Corporation in an executive  capacity  within the last five  years;  (ii) is not,  and is not  affiliated  with a  company  that is, an advisor or consultant to the Corporation,  or a significant customer or supplier of the company;  (iii) has no personal services contract(s) with the Corporation
or  the  Corporation's  senior  management;   (iv)  is  not  affiliated  with  a
not-for-profit   entity  that  receives   significant   contributions  from  the
Corporation;  (v)  within  the  last  five  years,  has  not  had  any  business relationship  with the  Corporation  that the  Corporation  has been required to disclose under the Securities and Exchange  Commission  disclosure  regulations;
(vi) is not employed by a public  company at which an  executive  officer of the
Corporation serves as a director;  (vii) has not had a relationship described in
(i) through (vi) above with any affiliate of the Corporation;  and (viii) is not a member of the  immediate  family of any person  described in (i) through (vii)
above.

                                 ARTICLE 3.THREE

                                    OFFICERS

            SECTION  3.1  Election;   Disqualification.   The  officers  of  the
Corporation  shall  be  a  Chairman  of  the  Board,  Chief  Executive  Officer,
President,  one or more Vice  Presidents,  a Secretary and a Treasurer,  each of whom shall be selected by the Board of  Directors.  The Board of  Directors  may
elect a Controller,  one or more  Assistant  Secretaries,  one or more Assistant

Treasurers,  one or more Assistant Controllers and such other officers as it may from time to time determine. Two or more offices may be held by the same person.

            SECTION 3.2 Term of Office.  Each officer shall hold office from the time of his election and  disqualification to the time at which his successor is elected  and  qualified,  unless  he shall  die or  resign  or shall be  removed pursuant to Section 3.4 at any time sooner.

            SECTION 3.3  Resignation.  Any officer of the Corporation may resign at any  time by  giving  written  notice  of such  resignation  to the  Board of
Directors,  the Chief Executive  Officer,  the President or the Secretary of the
Corporation.  Any such  resignation  shall  take  effect  at the time  specified therein  or,  if no time be  specified,  upon  receipt  thereof  by the Board of
Directors or one of the above-named officers; and, unless specified therein, the acceptance of such resignation shall not be necessary to make it effective.

            SECTION 3.4 Removal. Any officer may be removed at any time, with or without cause, by the vote of a majority of the Whole Board.

            SECTION 3.5 Vacancies.  Any vacancy  however caused in any office of the Corporation may be filled by the Board of Directors.

            SECTION 3.6 Compensation.  The compensation of each officer shall be such as the Board of Directors may from time to time determine.

            SECTION 3.7  Chairman of the Board.  The Chairman of the Board shall be the Chairman of all meetings of the Board of Directors.

            SECTION 3.8 Chief Executive  Officer.  The Chief  Executive  Officer
shall be the Chief Executive Officer of the Corporation and, in the absence of a
President,  shall  have  general  charge  of the  business  and  affairs  of the
Corporation,  subject, however, to the right of the Board of Directors to confer specified powers on officers and subject generally to the direction of the Board of Directors and the Executive Committee, if any.

            SECTION 3.9  President.  The President  shall have general charge of the business and affairs of the Corporation, subject however to the right of the
Board of Directors to confer specified powers on officers and subject  generally to the direction of the Board of Directors and the Executive Committee, if any.

            SECTION 3.10 Vice  President.  Each Vice  President  shall have such powers and duties as generally  pertain to the office of Vice  President  and as the Board of Directors or the President may from time to time prescribe.  During the absence of the President or his inability to act, the Vice President,  or if there shall be more than one Vice  President,  then that one  designated  by the
Board of  Directors,  shall  exercise the powers and shall perform the duties of the  President,  subject  to the  direction  of the Board of  Directors  and the
Executive Committee, if any.

            SECTION 3.11 Secretary.  The Secretary shall keep the minutes of all meetings of stockholders and of the Board of Directors. He shall be custodian of the  corporate  seal  and  shall  affix it or  cause  it to be  affixed  to such instruments  as require  such seal and attest  the same and shall  exercise  the powers and shall perform the duties incident to the office of Secretary, subject to the direction of the Board of Directors and the Executive Committee, if any.

            SECTION 3.12 Other  Officers.  Each other officer of the Corporation shall  exercise the powers and shall perform the duties  incident to his office, subject to the discretion of the Board of Directors and the Executive Committee,
if any.

                                  ARTICLE FOUR

                                  CAPITAL STOCK

            SECTION 4.1 Stock Certificates. The interest of each holder of stock of the  Corporation  shall be evidenced by a certificate or certificates in such form as the Board of Directors may from time to time prescribe. Each certificate shall be signed by or in the name of the  Corporation by the President or a Vice
President and by the Treasurer or an Assistant  Treasurer or the Secretary or an
Assistant Secretary.  Any or all the signatures appearing on such certificate or certificates may be a facsimile. If any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have  ceased  to be such  officer,  transfer  agent  or  registrar  before  such certificate is issued,  it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

            SECTION 4.2 Transfer of Stock. Shares of stock shall be transferable on the books of the  Corporation  pursuant to applicable  law and such rules and regulations as the Board of Directors shall from time to time prescribe.

            SECTION  4.3  Holders  of  Record.  Prior  to  due  presentment  for registration  of transfer  the  Corporation  may treat the holder of record of a share of its stock as the complete owner thereof  exclusively  entitled to vote, to receive  notifications  and otherwise  entitled to all rights and powers of a complete owner thereof, notwithstanding notice to the contrary.

            SECTION 4.4 Lost, Stolen,  Destroyed or Mutilated Certificates.  The
Corporation  shall  issue a new  certificate  of stock to replace a  certificate theretofore  issued by it  alleged to have been lost,  destroyed  or  wrongfully taken, if the owner or his legal representative (i) requests replacement, before the  Corporation  has notice that the stock  certificate  has been acquired by a bona fide  purchaser;  (ii)  files with the  Corporation  a bond  sufficient  to indemnify  the  Corporation  against any loss or  destruction  of any such stock certificate  or the  issuance  of any  such new  stock  certificate;  and  (iii)
satisfies  such other terms and  conditions  as the Board of Directors  may from time to time prescribe.

                                  ARTICLE FIVE

                                  MISCELLANEOUS

            SECTION 5.1 Indemnity.

            (a) Each  person who was or is made a party or is  threatened  to be made a party to or is involved  in any  action,  suit,  or  proceeding,  whether civil, criminal,  administrative or investigative  (hereinafter a "proceeding"), by  reason of the fact that he or she or a person of whom he or she is the legal representative  is or  was  a  director,  officer,  employee  or  agent  of  the
Corporation  or is or was  serving  at the  request  of  the  Corporation,  as a director,  officer  or  employee  or  agent  of  another  corporation  or  of  a partnership,  joint venture,  trust or other enterprise,  including service with respect to  employee  benefit  plans,  whether the basis of such  proceeding  is alleged  action in an  official  capacity as a  director,  officer,  employee or agent, or in any other capacity while serving as a director,  officer,  employee or agent,  shall be  indemnified  and held  harmless by the  Corporation  to the fullest extent  authorized by the Delaware  General  Corporation Law as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment  permits the  Corporation  to provide  broader indemnification  rights than said law permitted the Corporation to provide prior
to  such   amendment)  and  in  the  manner   provided  in  the  Certificate  of
Incorporation  of the  Corporation  and as  otherwise  permitted by the Delaware
General Corporation Law.

            SECTION  5.2 Waiver on Notice.  Whenever  notice is  required by the
Certificate  of  Incorporation,  the By-Laws or any  provision  of the  Delaware
General Corporation Law, a written waiver thereof, signed by the person entitled to notice,  whether before or after the time required for such notice,  shall be deemed  equivalent  to  notice.  Attendance  of  a  person  at a  meeting  shall constitute a waiver of notice of such meeting,  except when the person attends a meeting for the express  purpose of objecting,  at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.  Neither  the  business to be  transacted  at, nor the purpose of, any regular  or  special  meeting  of the  stockholders,  directors  or members of a committee of directors need be specified in any written waiver or notice.

            SECTION 5.3 Fiscal Year.  The fiscal year of the  Corporation  shall start on such date as the Board of Directors shall from time to time prescribe.

            SECTION 5.4 Corporate Seal. The corporate seal shall be in such form as the Board of Director  may from time to time  prescribe,  and the same may be used by causing it or a facsimile  thereof to be  impressed or affixed or in any other manner reproduced.

                                   ARTICLE SIX

                              AMENDMENT OF BY-LAWS

            SECTION  6.1  Amendment.  Except with  respect to  Sections  2.2 and
2.3(a) of these By-Laws, the By-Laws may be altered,  amended or repealed by the stockholders  or by the Board of Directors by a majority  vote.  With respect to
Sections  2.2 and 2.3(a),  the  affirmative  vote of the holders of  outstanding stock  representing  at least eighty  percent  (80%) in the amount of the entire capital stock of the Corporation then entitled to vote generally in the election of  directors  shall be required to amend or repeal,  or to adopt any  provision inconsistent  with  Sections  2.2  and  2.3(a),  unless  approved  by  at  least seventy-five  percent (75%) of the Whole Board of the Corporation.  In the event that at least  seventy-five  percent (75%) of the Whole Board  approves any such provision,  then  the  affirmative  vote of the  holders  of  outstanding  stock representing  at least a majority in the amount of the entire  capital  stock of the  Corporation  then  entitled to vote  generally in the election of directors shall be required  to amend or repeal,  or to adopt any  provision  inconsistent with Sections 2.2 and 2.3(a).