Form 10-Q
period 2001-09-04
LONE STAR STEAKHOUSE & SALOON INC
filed 2001-10-19
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended                              Commission file number
        September 4, 2001                                   0-19907
        -----------------                                   -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       48-1109495
             --------                                       ----------
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

                 Class                          Outstanding at October 15, 2001
Common Stock, $.01 par value                            24,059,322 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS                                2
      AT SEPTEMBER 4, 2001 AND DECEMBER 26, 2000

      CONDENSED CONSOLIDATED STATEMENTS OF                                 3
      INCOME FOR THE TWELVE WEEKS ENDED
      SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000

      CONDENSED CONSOLIDATED STATEMENTS OF                                 4
      INCOME FOR THE THIRTY-SIX WEEKS ENDED
      SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000

      CONDENSED CONSOLIDATED STATEMENTS OF                                 5
      CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
      SEPTEMBER 4, 2001 AND SEPTEMBER 5, 2000

      NOTES TO CONDENSED CONSOLIDATED                                      6
      FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND                                       9
      ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE                                     15
      DISCLOSURES ABOUT MARKET RISKS

PART II.  OTHER INFORMATION
ITEMS 1 THROUGH 3 AND ITEM 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     16
         HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                     September 4, 2001    December 26, 2000
                                                     -----------------    -----------------
                ASSETS

Current assets:
    Cash and cash equivalents                            $ 57,501               $   29,029
    Inventories                                            12,340                   12,704
    Other current assets                                    5,412                    5,415
                                                         --------               ----------
         Total current assets                              75,253                   47,148

Property and equipment, net                               384,106                  406,761
Intangible and other assets, net                           39,296                   35,014
                                                         --------               ----------
            Total assets                                 $498,655               $  488,923
                                                         ========               ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $ 17,804               $   12,918
    Other current liabilities                              30,577                   35,946
                                                         --------               ----------
            Total current liabilities                      48,381                   48,864

Deferred compensation obligation                            3,997                    2,276
Stockholders' equity:
    Preferred stock                                          --                       --
    Common stock                                              241                      243
    Additional paid-in capital                            197,764                  188,976
    Retained earnings                                     261,347                  260,423
    Accumulated other comprehensive loss                  (13,075)                 (11,859)
                                                         --------               ----------
            Total stockholders' equity                    446,277                  437,783
                                                         --------               ----------
            Total liabilities and stockholders' equity   $498,655               $  488,923
                                                         ========               ==========

                             See accompanying notes.

                      LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   For the twelve weeks ended
                                                          ------------------------------------------
                                                          September 4, 2001        September 5, 2000
                                                          -----------------        -----------------

Net sales                                                   $ 136,465                   $ 130,953
Costs and expenses:
    Costs of sales                                             47,971                      46,904
    Restaurant operating expenses                              65,229                      64,504
    Depreciation and amortization                               6,428                       6,589
    Provision for impaired assets and restaurant closings        --                           541
                                                            ---------                   ---------
Restaurant costs and expenses                                 119,628                     118,538
                                                            ---------                   ---------
Restaurant operating income                                    16,837                      12,415
General and administrative expenses                            10,221                       8,747
Non-cash stock compensation benefit                            (3,170)                       --
                                                            ---------                   ---------
Income from operations                                          9,786                       3,668
Other income, net                                                 490                         271
                                                            ---------                   ---------
Income before income taxes                                     10,276                       3,939
Provision for income taxes                                      3,260                       1,392
                                                            ---------                   ---------
Net income                                                  $   7,016                   $   2,547
                                                            =========                   =========
Basic earnings per share                                    $    0.29                   $    0.10
                                                            =========                   =========

Diluted earnings per share                                  $    0.28                   $    0.10
                                                            =========                   =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             For the thirty-six weeks ended
                                                          ---------------------------------------
                                                          September 4, 2001     September 5, 2000
                                                          -----------------     -----------------

Net sales                                                   $416,287                 $404,395
Costs and expenses:
    Costs of sales                                           145,295                  141,790
    Restaurant operating expenses                            199,461                  190,275
    Depreciation and amortization                             19,310                   19,749
    Provision for impaired assets and restaurant closings       --                        541
                                                            --------                 --------
Restaurant costs and expenses                                364,066                  352,355
                                                            --------                 --------
Restaurant operating income                                   52,221                   52,040
General and administrative expenses                           29,264                   29,102
Non-cash stock compensation expense                           11,265                     --
                                                            --------                 --------
Income from operations                                        11,692                   22,938
Other income, net                                              2,817                    1,080
                                                            --------                 --------
Income  before income taxes                                   14,509                   24,018
Provision  for income taxes                                    4,573                    8,510
                                                            --------                 --------
Net income                                                  $  9,936                 $ 15,508
                                                            ========                 ========

Basic earnings per share                                    $   0.41                 $   0.58
                                                            ========                 ========

Diluted earnings per share                                  $   0.40                 $   0.57
                                                            ========                 ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    For the thirty-six weeks ended
                                                                --------------------------------------
                                                                September 4, 2001    September 5, 2000
                                                                -----------------    -----------------
Cash flows from operating activities:
    Net income                                                   $  9,936                 $ 15,508
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                             22,062                   22,020
         Provision for impaired assets and restaurant closings       --                        541
         Non-cash stock compensation expense                       11,265                     --
         Gain on sale of assets                                    (1,801)                    --
         Net change in operating assets and liabilities:
              Change in operating assets                           (4,155)                    (827)
              Change in operating liabilities                        (484)                     790
                                                                 --------                 --------
Net cash provided by operating activities                          36,823                   38,032
Cash flows from investing activities:
    Purchases of property and equipment                            (2,373)                 (19,012)
    Proceeds from sale of assets                                    5,462                    5,697
    Other                                                              47                   (2,182)
                                                                 --------                 --------
         Net cash provided by (used in) investing activities        3,136                  (15,497)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                      1,063                      181
    Common stock repurchased and retired                           (3,542)                 (38,913)
    Proceeds from revolver                                           --                      6,955
    Payment on revolver                                              --                     (6,955)
    Cash dividends paid                                            (9,011)                  (6,508)
                                                                 --------                 --------
         Net cash used in financing activities                    (11,490)                 (45,240)
Effect of exchange rate on cash                                         3                       (8)
                                                                 --------                 --------
    Net increase (decrease) in cash and cash equivalents           28,472                  (22,713)
Cash and cash equivalents at beginning of period                   29,029                   50,673
                                                                 --------                 --------
Cash and cash equivalents at end of period                       $ 57,501                 $ 27,960
                                                                 ========                 ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                   $    549                 $ 11,028
                                                                 ========                 ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of operations for the periods presented.  The results for the thirty-six weeks ended September 4, 2001 are not  necessarily  indicative of the results to be expected for the full year ending December 25, 2001. This quarterly report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 26, 2000.

2.          COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                                    For the twelve weeks ended      For the thirty-six weeks ended
                                    --------------------------      ------------------------------
                                   Sept. 4, 2001    Sept. 5, 2000   Sept. 4, 2001     Sept. 5, 2000
                                   -------------    -------------   -------------     -------------

Net income                            $7,016            $2,547          $ 9,936           $15,508
Foreign currency translation
        adjustments                     (164)           (1,044)          (1,216)           (3,548)
                                      ------           --------         --------          --------
Comprehensive income                  $6,852            $1,503          $ 8,720           $11,960
                                      ======           ========         =======           ========

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

                                      For the twelve weeks ended       For the thirty-six weeks ended
                                   ------------------------------      ------------------------------
                                   Sept. 4, 2001    Sept. 5, 2000      Sept. 4, 2001   Sept. 5, 2000
                                   -------------    -------------      -------------   --------------

Basic average shares outstanding      24,031              25,680          24,032          26,763
Diluted average shares outstanding    25,453              26,227          25,099          27,299

4.    LONG - TERM REVOLVERS

      In August 2001,  the Company  expanded its credit  facilities  by entering into an  unsecured  revolving  credit  agreement  with a group of  banks  led by
SunTrust  Bank.  The new  credit  facility  allows  the  Company to borrow up to
$50,000.  The commitment  terminates at June 30, 2004; however, it is subject to acceleration  in the event of a change of control of the Company as that term is defined in the agreement.  At the time of each borrowing,  the Company may elect to pay interest at either the banks published prime rate or a rate determined by reference to the Adjusted LIBOR rate. The Company is required to achieve certain financial  ratios and to maintain  certain  net worth  amounts as defined in the agreement.  The Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily unused  amount of the credit  facility.  At
September 4, 2001, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings were outstanding at September 4, 2001 or
December  26,  2000.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    TREASURY STOCK TRANSACTIONS

      The Board of Directors has  authorized  the Company to purchase  shares of the  Company's  common  stock  in the open  market  or in  privately  negotiated transactions.  Pursuant  to the  authorization,  the Company  purchased  346,187 shares of its common stock during the thirty-six  weeks ended September 4, 2001, at an average price of $10.23 per share and 4,202,475 shares of its common stock during the  thirty-six  weeks ended  September 5, 2000,  at an average  price of
$9.26  per  share.  The  Company  is  accounting  for the  purchases  using  the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.    STOCK BASED COMPENSATION

      Financial  Accounting  Standards  Board  Interpretation  No.  44 (FIN 44),
"ACCOUNTING  FOR  CERTAIN   TRANSACTIONS   INVOLVING  STOCK   COMPENSATION,   AN
INTERPRETATION  OF APB NO. 25" became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1,
2000.  Variable  plan  accounting  is applied to the  modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in fiscal 1999 and 2000 which are subject to the  accounting  provisions
of  FIN  44,  and  at  September  4,  2001,   outstanding  options  to  purchase
approximately 4,690,000 shares were affected by this accounting requirement.  In connection  with the  application of FIN 44 for the  twelve-week  and thirty-six weeks ended September 4, 2001, the Company recorded non-cash stock  compensation
(benefit)  expense of ($3,176) and  $11,265,  respectively.  In each  subsequent quarter,  the  Company  will  record an  additional  non-cash  charge or benefit related to the repriced  options then  outstanding  based upon the change in the
Company's  common  stock price as compared to the price at the  beginning of the previous quarter.

7.    STOCK OPTIONS

During the  thirty-six  weeks ended  September 4, 2001,  the Company  granted to non-executive  employees and  non-employee  directors  stock options to purchase
300,608 and 60,400  shares of common  stock,  respectively,  at exercise  prices ranging  from  $8.875 to $10.75  per share,  the market  price at date of grant, pursuant to its 1992 stock option plans.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of  Financial  Accounting  Standards  (SFAS) No. 133  "ACCOUNTING  FOR
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

      In June 2001,  the FASB issued SFAS No. 141  "Business  Combinations"  and
SFAS No. 142 "Goodwill and Other Intangible Assets",  effective for fiscal years beginning after December 15, 2001. Under the new rules,  goodwill and intangible assets deemed to have  indefinite  lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

      The Company will apply the new rules on accounting  for goodwill and other intangible  assets  beginning in the first quarter of 2002.  Application  of the non-amortization  provisions  of the  Statement  is  expected  to  result  in an increase  in net income in fiscal 2002 of  approximately  $575 ($.02 per share), subject to the identification of separately  recognized  intangibles which would continue to be  amortized  under the new rules.  During  2002,  the Company will perform the first of the required  impairment  tests of goodwill and  indefinite lived intangible  assets as of December 26, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial  position of the
Company.

9.    SUBSEQUENT EVENT

In October 2001,  the Board of Directors  declared the Company's  quarterly cash dividend of $.125 per share payable  October 26, 2001 to  stockholders of record on October 12, 2001.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The following  discussion and analysis  should be read in conjunction  with the  condensed  consolidated  financial  statements  including the notes thereto included elsewhere in this Form 10-Q.

      There were 246  operating  domestic  Lone Star  Steakhouse & Saloon ("Lone
Star") restaurants as of September 4, 2001. In addition, licensees operate three
Lone Star restaurants in California, one in Guam, and one in Canada. The Company
intends to open four Lone Star restaurants during the remainder of fiscal 2001.

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

                                                                 TWELVE WEEKS ENDED (1)            THIRTY-SIX WEEKS ENDED
                                                                 ----------------------            ----------------------
                                                              SEPT. 4, 2001  SEPT. 5, 2000     SEPT. 4, 2001     SEPT. 5, 2000
                                                              -------------  -------------     -------------     -------------
                                                                                   (DOLLARS IN THOUSAND)

STATEMENT OF OPERATIONS:
      Net sales                                                    100.0%       100.0%            100.0%              100.0%
      Costs and expenses:
            Costs of sales ..................................       35.2         35.8              34.9                35.1
            Restaurant operating expenses ...................       47.8         49.3              47.9                47.0
            Depreciation and amortization ...................        4.7          5.0               4.7                 4.9
            Provision for impaired assets and
              restaurant closings ...........................       --            0.4               --                  0.1
                                                                   -----        -----              ----               -----

                 Restaurant costs and expenses ..............       87.7         90.5              87.5                87.1
                                                                   -----        -----              ----               -----

      Restaurant operating income ...........................       12.3          9.5              12.5                12.9
      General and administrative expenses ...................        7.5          6.7               7.0                 7.2
      Non-cash stock compensation (benefit) expense .........       (2.3)          --               2.7                  --
                                                                   -----        -----              ----               -----

      Income from operations ................................        7.1          2.8               2.8                 5.7
      Other income, net .....................................        0.4          0.2               0.7                 0.2
                                                                   -----        -----              ----               -----

      Income before income taxes ............................        7.5          3.0               3.5                 5.9
      Provision for income taxes ............................        2.4          1.1               1.1                 2.1
                                                                   -----        -----              ----               -----
      Net income ............................................        5.1%         1.9%              2.4%                3.8%
                                                                ========     ========          ========            ========
RESTAURANT OPERATING DATA:
      Average sales per restaurant on an annualized basis (2)   $  2,014     $  1,908          $  2,064            $  1,951
      Number of restaurants at end of the period ............        295          292               295                 292

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

LONE STAR STEAKHOUSE & SALOON, INC.

         TWELVE WEEKS ENDED SEPTEMBER 4, 2001 COMPARED TO TWELVE WEEKS
                             ENDED SEPTEMBER 5, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales  increased  $5,512 (4.2%) to $136,465 for the twelve weeks ended
September 4, 2001  compared to $130,953 for the twelve weeks ended  September 5,
2000. The increase was principally  attributable  to additional  sales of $3,702 from six new domestic Lone Star  restaurants  and one new Sullivan's  restaurant opened since September 2000. In addition,  increased sales also resulted from an expanded number of Sullivan's  restaurants opened on Sundays during fiscal 2001.
The increases  were  partially  offset by the impact of the 14  Australian  Lone
Star's  closed  subsequent  to August  2000.  Same store  sales  increased  2.6%
compared with the prior year.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 35.2% from 35.8% due  primarily to a small  increase in menu prices,  a change in the menu mix in the upscale  restaurants and a decrease in beef costs.
The  decreases  were  partially  offset  by the  impact of  promotional  pricing from the Company's direct mail campaigns.

      Restaurant operating expenses for the twelve weeks ended September 4, 2001 increased $725 from $64,504 in 2000, to $65,229 and decreased as a percentage of net sales from 49.3% to 47.8%. The decrease in restaurant  operating expenses as a percentage of net sales is attributable to decreases in advertising,  building and equipment maintenance expenses, and pre-opening expenses. The decreases were
partially  offset  by  increased  utility  costs  and  labor  costs,   primarily
attributable  to costs  associated  with hiring and  training  new  managers and retaining  existing  personnel.  The  decrease in  advertising  resulted  from a strategic  decision during the quarter to decrease  spending for broadcast media and  institute  a program of print  advertising  featuring  slightly  discounted promotional pricing on selected menu items.

      Depreciation  and  amortization  decreased  $161 in the twelve weeks ended
September  4,  2001  compared  to the same  period  in  2000.  The  decrease  is attributable primarily to the restaurants closed since August 2000.

      Provision  for impaired  assets and store  closings  for the  twelve-weeks ended  September 5, 2000 reflects the costs  associated with the closing of nine restaurants in Australia in August 2000.

      General and administrative  expenses increased $1,474 compared to the same period in 2000.  The  increases  in general  and  administrative  expenses  were attributable  primarily to increases in professional fees,  recruiting costs and salaries  and  related  costs  for  increased  staffing  in the  number of field supervisory  personnel for domestic  operations.  The increases  were  partially offset  by  decreases  in  similar  field  supervisory  costs  related  to those
Australian restaurants closed since August 2000.

      Non-cash stock  compensation  benefit for the twelve weeks ended September
4, 2001 was $3,170.  Financial  Accounting Standards Board Interpretation No. 44
(FIN 44), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION,  AN
INTERPRETATION  OF APB NO. 25" became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1,

2000.  Variable  plan  accounting  is applied to the  modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in fiscal 1999 and 2000 which are subject to the  accounting  provisions
of  FIN  44,  and  at  September  4,  2001,   outstanding  options  to  purchase
approximately 4,690,000 shares were affected by this accounting requirement.

      In each subsequent quarter, the Company will record an additional non-cash expense or benefit related to the repriced options then  outstanding  based upon the change in the  Company's  common stock price as compared to the price at the beginning of the previous quarter.

      Other income,  net, for the twelve weeks ended September 4, 2001 was $490, compared to $271 in 2000.  The increase is primarily  attributable  to a gain on sale of assets of $188.

      The  effective  income tax rates for the twelve  weeks ended  September 4,
2001 and the  twelve  weeks  ended  September  5,  2000 were  31.7%  and  35.4%, respectively.  The change in the effective tax rate is primarily attributable to the impact of FICA Tip and other tax credits.

LONE STAR STEAKHOUSE & SALOON, INC.

        THIRTY-SIX WEEKS ENDED SEPTEMBER 4, 2001 COMPARED TO THIRTY-SIX
                          WEEKS ENDED SEPTEMBER 5, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net sales  increased  $11,892 (2.9%) to $416,287 for the thirty-six  weeks ended  September  4, 2001  compared to $404,395 for the  thirty-six  weeks ended
September 5, 2000. The increase was principally attributable to additional sales of $7,946 from six new domestic  Lone Star  restaurants  and one new  Sullivan's restaurant  opened  since  September  2000.  In addition,  increased  sales also resulted  from an expanded  number of Sullivan's  restaurants  opened on Sundays during fiscal 2001. The increases were partially  offset by the impact of the 14
Australian  Lone  Star's  closed  subsequent  to August  2000.  Same store sales increased 1.7% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of sales to 34.9% from 35.1% due  primarily to a (i) small  increase in menu prices initiated  primarily  in the second  quarter  (ii) change in the menu mix in the upscale  restaurants  and (iii)  decrease  in beef  costs.  The  decreases  were partially offset by the impact of promotional  pricing from the Company's direct mail campaigns initiated late in the second quarter of 2001.

      Restaurant  operating expenses for the thirty-six weeks ended September 4,
2001  increased  $9,186 from  $190,275 in 2000,  to $199,461 and  increased as a percentage  of net  sales  from  47.0% to  47.9%.  The  increase  in  restaurant
operating   expenses  is  attributable  to  increases  in  labor,   advertising,
maintenance of buildings and equipment,  certain  insurance  costs and increased utility rates,  primarily  natural gas. The increases in labor were attributable to increased  hourly labor costs created by a continuing  tight labor market and costs  associated  with hiring and training new managers and retaining  existing personnel.  In addition,  labor costs increased due to new store  openings.  The increases in restaurant  operating  expenses were partially offset by a decrease in pre-opening expenses.

      Depreciation and amortization decreased $439 in the thirty-six weeks ended
September  4,  2001  compared  to the same  period  in  2000.  The  decrease  is attributable primarily to the restaurants closed since August 2000.

      General and  administrative  expenses  increased $162 compared to the same period in 2000.  The  increases  were  attributable  primarily  to  increases in professional fees, recruiting costs and salaries and related costs for increased staffing of field supervisory  personnel for domestic operations.  The increases were partially offset by decreases in software consulting and development costs, and field  supervision  costs  including  salaries  and travel  related to those
Australian restaurants closed since August 2000.

      Non-cash  stock  compensation  expense  for  the  thirty-six  weeks  ended
September 4, 2001 was $11,265. See Note 6 to the Notes To Condensed Consolidated
Financial Statements included elsewhere herein for additional information.

      Other income,  net, for the thirty-six  weeks ended  September 4, 2001 was
$2,817,  compared to $1,080 in 2000. The increase is primarily  attributable  to gains on sale of assets of $1,800.

      The effective income tax rates for the thirty-six weeks ended September 4,
2001 and the  thirty-six  weeks  ended  September  5, 2000 were 31.5% and 35.4%, respectively.  The decrease in the effective tax rate is primarily  attributable to the impact of FICA Tip and other tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
      The following  table  presents a summary of the  Company's  cash flows for each of the thirty-six  weeks ended  September 4, 2001 and September 5, 2000 (in thousands):

                                                                        Thirty-six weeks ended
                                                                    Sept. 4, 2001     Sept. 5, 2000
                                                                    -------------     -------------

Net cash provided by operating activities.....................     $   36,823         $  38,032
Net cash provided by (used in) investment activities..........          3,136           (15,497)
Net cash used in financing activities.........................        (11,490)          (45,240)
Effect of exchange rate on cash...............................              3                (8)
                                                                   ----------         ---------
Net increase (decrease) in cash...............................     $   28,472         $ (22,713)
                                                                   ==========         ==========

      During the thirty-six  week period ended  September 4, 2001, the Company's investment in property and equipment was $2,373 compared to $19,012 for the same period in 2000.  In the  thirty-six  week period ended  September  4, 2001,  the
Company  received  $5,462 in proceeds from the sale of assets compared to $5,697 for the same period in 2000.

      The Company does not have significant receivables or inventory.

      At  September  4,  2001,   the  Company  had  $57,501  in  cash  and  cash
equivalents.  During August 2001, the Company expanded its credit facilities and at  September  4, 2001 has  available  an  aggregate  of  $55,000  in  unsecured revolving  credit  arrangements.  At  September  4,  2001,  the  Company  had no
outstanding  borrowings.  See  Note 4 to the  Notes  to  Condensed  Consolidated
Financial  Statements  in  this  Form  10-Q  for a  further  description  of the
Company's credit facilities.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the thirty-six  weeks ended September 4, 2001, the Company  purchased  346,187 shares at a cost of $3,542 and in the thirty-six week period ended  September  5, 2000  purchased  4,202,475  shares at a cost of
$38,913.

      In the second quarter of fiscal 2000,  the Company began paying  quarterly dividends on its common stock.  During the thirty-six  weeks ended  September 4,
2001,  the Company paid out dividends of $9,011 or $.375 per share and $6,508 or
$.25 per share for the thirty-six weeks ended September 5, 2000.

      The  Company  utilizes  derivative  financial  instruments  in the form of commodity  futures  contracts  to manage  market  risks and reduce its  exposure resulting  from  fluctuations  in the prices of meat. The Company uses live beef cattle futures  contracts to accomplish  its objective.  Realized and unrealized changes in the fair  values of the  derivative  instruments  are  recognized  in income in the period in which the change occurs.  Realized and unrealized  gains and losses for the period were not  significant.  As of September  4, 2001,  the
Company's had no positions in futures contracts.

      As described in Note 6 to the Notes to  Condensed  Consolidated  Financial
Statements,  the  Company  has options  outstanding  to  purchase  approximately
4,690,000  shares  subject to variable  plan  accounting.  The Company may incur significant  volatility in reporting  earnings in future periods as fluctuations in market  prices of its  common  stock may  greatly  impact  reported  non-cash compensation expenses on a periodic basis.

IMPACT OF RECENTLY ISSUED FINANCIAL STANDARDS

            In June 2001,  the FASB issued SFAS No. 141 "Business  Combinations"
and SFAS No. 142 "Goodwill and Other  Intangible  Assets",  effective for fiscal years  beginning  after  December  15, 2001.  Under the new rules,  goodwill and intangible  assets deemed to have  indefinite  lives will no longer be amortized but  will  be  subject  to  annual  impairment  tests  in  accordance  with  the
Statements.

      The Company will apply the new rules on accounting  for goodwill and other intangible  assets  beginning in the first quarter of 2002.  Application  of the non-amortization  provisions  of the  Statement  is  expected  to  result  in an increase  in net income in fiscal 2002 of  approximately  $575 ($.02 per share), subject to the identification of separately  recognized  intangibles which would continue to be  amortized  under the new rules.  During  2002,  the Company will perform the first of the required  impairment  tests of goodwill and  indefinite lived intangible  assets as of December 26, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial  position of the
Company.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            THE COMPANY'S  EXPOSURE TO MARKET RISKS WAS NOT  SIGNIFICANT  DURING
            THE THIRTY-SIX WEEKS ENDED SEPTEMBER 4, 2001.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            FOR  INFORMATION   RELATING  TO  THE  COMPANY'S  ANNUAL  MEETING  OF
            STOCKHOLDERS  HELD  ON JULY 6,  2001,  PLEASE  SEE  PART  II.  OTHER
            INFORMATION  - ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY
            HOLDERS CONTAINED IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR
            THE QUARTERLY  PERIOD ENDED JUNE 12, 2001, THE CONTENTS OF WHICH ARE
            INCORPORATED HEREIN BY REFERENCE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBIT 99            LOAN  AGREEMENT  DATED  AUGUST 10,  2001
                                        BETWEEN THE COMPANY AND SUNTRUST BANK

            (b)   REPORTS ON FORM 8-K   NONE

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                       LONE STAR STEAKHOUSE & SALOON, INC.
                                       (Registrant)

Date  October 19, 2001                  /s/ Randall H. Pierce
                                        ----------------------------------
                                        Randall H. Pierce
                                        Chief Financial Officer

