Form 10-K
period 2001-12-25
LONE STAR STEAKHOUSE & SALOON INC
filed 2002-03-25
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       --
                                    FORM 10-K
                                    -------
  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
-------       1934                          [FEE REQUIRED]

            For the fiscal year ended December 25, 2001
                                      -----------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
-------       OF 1934                      [NO FEE REQUIRED]

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
                                             ---    ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X   No
              ---    ---

      As of March 19,  2002,  the  aggregate  market  value of the  Registrant's
Common Stock held by non-affiliates  of the Registrant was $435,980,483.  Solely for the purpose of this  calculation,  shares held by directors  and officers of the  Registrant  have  been  excluded.  Such  exclusion  should  not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 19, 2002,  there were  24,333,233  shares  outstanding  of the
Registrant's Common Stock.

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
                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

                                     PART II

5.    Market for the Registrant's Common Equity and Related
        Stockholder Matter....................................................12

6.    Selected Financial Data.................................................13

7.    Management's Discussion and Analysis of Financial Condition and

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................27

                                    PART III

10.    Directors and Executive Officers of the Registrant.....................27
11.    Executive Compensation.................................................27
12.    Security Ownership of Certain Beneficial Owners and Management.........27
13.    Certain Relationships and Related Transactions.........................27

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......28
       Signatures.............................................................31

                                     PART I

This Annual  Report on Form 10-K  contains  certain  forward-looking  statements within the meaning of Section 27A of the Securities  Act, and Section 21E of the
Exchange  Act,  which are  intended  to be covered by the safe  harbors  created thereby.  Stockholders are cautioned that all forward-looking statements involve risks and uncertainty,  including without limitation,  changes in costs of food,
retail  merchandise,   labor,  and  employee  benefits,  risks  associated  with
litigation,  our ability to continue to acquire and retain  prime  locations  at acceptable  lease or purchase  terms,  the impact of specific events such as the outbreak of "mad cow disease" or "foot/mouth disease", as well as general market conditions,  competition,  and pricing. Although we believe that the assumptions underlying the  forward-looking  statements  included in this Annual Report will prove to be accurate, in light of the significant  uncertainties inherent in the forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by us or any other  person that our objectives  and plans will be achieved.  Our  forward-looking  statements may be identified by words such as  "believes,"  "expects,"  "anticipates,"  "intends,"
"estimates" or similar expressions.

Item 1.           Business
                  --------

Background

            As of March 19,  2002,  Lone Star  Steakhouse  & Saloon,  Inc.  (the
"Company")  owned and operated  249  mid-priced,  full  service,  casual  dining restaurants  located in the United  States,  which  operate under the trade name
Lone Star  Steakhouse  & Saloon or Lone  Star Cafe  ("Lone  Star" or " Lone Star
Steakhouse & Saloon"), and 20 upscale steakhouse restaurants,  five operating as
Del  Frisco's  Double  Eagle  Steak House ("Del  Frisco's")  restaurants  and 15 operating as Sullivan's Steakhouse  ("Sullivan's")  restaurants.  In addition, a licensee  operates  three Lone Star  restaurants  in  California  and a licensee operates a Del Frisco's restaurant in Orlando, Florida.

            Internationally,  the  Company  operates 25 Lone Star  Steakhouse  &
Saloon  restaurants in Australia.  In addition,  a licensee operates a Lone Star
Steakhouse & Saloon restaurant in Guam.

            Steak  continues  to be one of the most  frequently  ordered  dinner entrees at  restaurants.  In 2001,  the United States  Department of Agriculture
estimated the average  annual per capita  consumption of beef to be 63.4 pounds, down slightly  from 2000.  Company  management  believes the limited menu of its restaurants,  which  concentrates  primarily on high quality USDA  choice-graded steaks,  and the appeal of its "Texas Roadhouse"  ambiance and excellent service distinguishes Lone Star restaurants.  Company management believes the Sullivan's restaurants are distinguished by featuring high quality,  top end choice of beef whereas  the Del  Frisco's  restaurants  are  distinguished  by  featuring  high quality,  USDA prime graded  steaks.  In addition,  Sullivan's  and Del Frisco's feature  specialized  fresh  entrees,  award-winning  wine  lists,  an  exciting ambiance and attentive team service.

            The Company's  focus on selection,  training and in-store  execution along  with Lone  Star's  continued  marketing  initiatives  and the  successful creation  of the  Sullivan's  upscale  concept  and the  development  of the Del
Frisco's concept, differentiate the Company from other restaurant companies that operate steakhouse restaurants.  The Company believes that through its operation of three (3) distinct steak  restaurant  concepts,  it has positioned  itself as
"The Steak Company."

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
Lone Star  restaurants  are open seven days a week and most serve both lunch and dinner with an average  check per customer for 2001 of  approximately  $12.50 at lunch and $17.50 at dinner.

      Del  Frisco's is designed to serve a  sophisticated  clientele,  including business related dining  occasions,  and is the recipient of the prestigious Ivy
Award and has been  elected to the fine  dining hall of fame.  The Del  Frisco's concept  embraces an elegant and timeless early  twentieth  century  motif.  The concept features old ways of cooking, such as master broiling and roasting.  Del
Frisco's  decor and  ambiance  include  dark woods,  fabric  walls,  fireplaces, separate  dining rooms and soft  background  music.  These elements  enhance the dining  experience  and  establish a distinct  identity  for Del  Frisco's.  Del
Frisco's is further  distinguished by its high quality, USDA prime-graded steaks hand cut in each restaurant.  Del Frisco's restaurants serve dinner only, except the New York City  restaurant  which is also open for lunch,  and are  generally open Monday through Saturday with an average dinner guest check of approximately
$86.00.

      Sullivan's  was named after the legendary  boxer,  John L.  Sullivan,  and embraces a Chicago style 1940's steakhouse theme with nostalgic  influences that feature jazz and swing music.  In 1997,  Sullivan's was named the hot concept of the year by Nation's  Restaurant  News. The bar features live jazz music several nights a week. The decor includes an open kitchen,  separate dining rooms,  dark wood paneling, carpeted floors, warm lighting, and white tablecloths. Sullivan's is  distinguished  by its high  quality,  well aged,  midwest  grain fed steaks, chops,  and seafood.  Most  Sullivan's  restaurants  serve dinner only,  and are generally  open seven days a week with an average  guest  check per  customer of approximately $66.00.

Corporate Strategy
      During 2001, the Company opened eleven Lone Star restaurants of which nine were new and two represented  re-openings of restaurants  temporarily closed for repairs.  In the first half of 2002,  the  Company  has no plans to develop  new restaurants,  but will evaluate  development  opportunities  in the last half of
2002 depending on the economy and other considerations.

      During 2001, the Company  continued its focus in its Lone Star restaurants on operational  consistency and improved guest  satisfaction.  New food products were featured such as signature  lettuce wedge,  fettuccine  Alfredo,  king crab legs,  steamed  vegetables  and prime  sirloin.  The Company  believes these new products have received excellent acceptance based upon feedback from our guests.
The Company continued to improve the quality of its management teams,  including at the  Regional  Manager,  District  Manager and  General  Manager  levels.  In addition,  the Company  changed its marketing  strategy at the end of the second quarter of 2001 to move from television and radio media to targeted  product and limited price  promotions  sent by direct mail.  The Company  believes  improved operations and  consistency  that result from better  managers and the change in marketing strategy have helped increase sales at its Lone Star restaurants.

      During 2001, the Sullivan's  restaurants  added new products such as steak tartar,  escargot,  portebello  mushrooms and stone crab claws and also featured additional fresh seafood  entrees.  In response to the economic slow down, which negatively  affected  business  travel and  business  entertainment,  Sullivan's introduced a $10.00 bar menu featuring  entrees such as a classic burger,  steak sandwich, chicken and seafood. A number of new wines which are featured at lower prices were also introduced.

      During 2001,  the Del Frisco's  restaurants  added  nightly  fresh seafood specialties.  The  economic  slowdown and effect of  September  11th  negatively affected restaurant sales for both Sullivan's and Del Frisco's.

Unit Economics
      The  Company's  management  team focuses on selecting  locations  with the
potential  of  producing   significant   revenues  while   controlling   capital
expenditures and occupancy  costs. The Company's Lone Star restaurants  averaged approximately  $1.9 million in sales on an annualized  basis during 2001. Of the
249 Lone Star restaurants open at March 19, 2002, 89 were leased  facilities and had an average cash investment of approximately  $1.0 million and 160 were owned and had an average  cost for land  acquisition,  construction  and  equipment of approximately $1.9 million.

      The Company  anticipates the average total investment per restaurant for a typical Del Frisco's  restaurant and Sullivan's  restaurant will range from $3.0 million to $5.0 million.

Menu
      The dinner menu at a Lone Star restaurant  features a limited selection of high quality,  specially seasoned and mesquite grilled steaks,  prime rib, ribs, chicken,  fish,  shrimp and  various  combinations.  Most  dinners  consist of a complete meal  including  salad,  bread and butter and a choice of baked potato, baked sweet potato,  steak fries,  steamed  vegetables or Texas rice.  The lunch menu offers a selection of  hamburgers,  chicken  sandwiches,  luncheon  steaks, ribs,  soups and salads.  Depending  on local  availability  and  quality,  fish selections  are also  offered  at lunch and  dinner.  Appetizers  and  desserts, together  with a full bar  service  is  available.  Alcoholic  beverage  service accounts for approximately 11% of Lone Star's net sales.

      The menu at Del Frisco's features high quality USDA  prime-graded  steaks, chops,  seafood, and quality side dishes. Del Frisco's wine list offers over 300 high  quality  wines and a full bar.  Alcoholic  beverage  service  accounts for approximately 36% of Del Frisco's sales.

      The menu at Sullivan's features high quality, well aged, midwest grain fed steaks,  chops,  seafood and quality side  dishes.  Sullivan's  also  features a number of high quality wines and a full bar. Alcoholic beverage service accounts for approximately 39% of Sullivan's sales.

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

      Leases  are  negotiated  generally  with a  primary  term of three to five years, with multiple renewal options. The Company has generally required between
150 and 280 days after the  signing of a lease or the  closing of a purchase  to complete  construction  and open a new restaurant.  Additional time is sometimes required to obtain  certain  government  approvals and licenses,  such as liquor licenses.

Restaurant Layout
      The Company  believes  the decor and  interior  design of its  restaurants significantly  contribute to its success. The Lone Star restaurants' open layout permits its customers to view the bar and Texas

memorabilia,  thereby enhancing the casual dining  atmosphere.  The Company also designs its kitchen space for  efficiency of workflow,  thereby  minimizing  the amount of space required.  Lone Star restaurants currently average approximately
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
In  addition,  Del  Frisco's  features a bar area  adjacent  to the dining  room primarily to accommodate  customers waiting for tables. The Ft. Worth, Texas and
Denver,  Colorado Del Frisco's  restaurants are  approximately  8,000 and 12,000 square feet and seat  approximately 300 and 360 persons,  respectively.  The New
York  City  location  is  approximately  16,500  square  feet and the Las  Vegas location is approximately 11,000 square feet. The first Sullivan's restaurant in
Austin,  Texas was expanded in 1997 by 4,500  square feet to 12,000  square feet and now seats 320 customers.  The other Sullivan's  restaurants range from 7,000 to 9,000 square feet. A separate jazz bar area called  "Ringside" is utilized at the Baton Rouge,  Louisiana,  Dallas and Houston, Texas Sullivan's  restaurants.
The Sullivan's bar area is separate from the dining room and is designed to be a destination  unto  itself,  featuring  live jazz  music six nights a week and an upbeat, convivial atmosphere.

Marketing
      Lone Star restaurants are "destination location restaurants" that focus on the  mid-priced  full service  casual  dining  market  segments.  The Company is committed to customer service,  providing an excellent price-value  relationship and coupled with the unique "Texas  Roadhouse"  ambiance of its  restaurants  is able to attract and retain customers.  Accordingly,  the Company has focused its resources  on  providing  its  customers  with  superior  service,  value and an exciting and vibrant  atmosphere,  and has relied  primarily on word of mouth to attract new  customers.  The Company  also  utilizes  billboard  advertising  to promote its restaurants and build customer  awareness.  At the end of the second quarter of 2001,  the Company  changed its marketing  strategy for its Lone Star restaurants to primarily  utilize direct mail featuring new products and limited price promotions in lieu of media advertising. This strategy enables the Company to provide marketing support for all its Lone Star restaurants.

      Sullivans'  and Del  Frisco's  utilize  high  quality  print  ads in Cigar
Aficionado and Wine  Spectator,  which are national  publications  and reach the
Company's  target  audience.  Special  promotions are also utilized  featuring a specific wine vineyard and local charitable event promotions.

      On October 11, 2001, all of the Company's steak  restaurants  participated in the "Dine for  America"  promotion  to benefit the  victims  and  families of
September 11th. The Company donated all of its sales for the day to the American
Red Cross, which resulted in a contribution of $2,124,000.

Restaurant Operations and Management
      The Company  strives to maintain  quality  and  consistency  in all of its restaurants  through careful  hiring,  training and supervision of personnel and the  establishment  of  standards  relating  to food and  beverage  preparation, maintenance of facilities and conduct of personnel.

      The typical Lone Star  management team consists of one general manager and four managers.  Each restaurant also employs a staff consisting of approximately
50 to 90 hourly employees, many of whom work part-time.  Typically, each general manager  reports  directly  to a  district  manager  who  reports  to a regional manager.  Restaurant  managers  complete an eight-week  training  program during which they are instructed in all areas of the operation  including food quality, safety and  preparation,  customer  satisfaction,  alcoholic

beverage  service,   governmental   regulations  compliance,   liquor  liability
avoidance and employee relations.  Restaurant management is also provided with a proprietary  operations  manual relating to food and beverage  preparation,  all areas of restaurant  management and compliance  with  governmental  regulations.
Working in concert with restaurant  managers,  the Company's  senior  management defines  operations and performance  objectives for each restaurant and monitors implementation.  An incentive  cash bonus program has been  established in which each restaurant's management team participates.  Awards under the incentive plan are tied to  achievement  of specified  revenue and  operating  targets.  Senior management  regularly  visits Company  restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

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

Purchasing
      Approximately  59% of the consumable  products used in the restaurants are distributed  through and delivered by a single  vendor.  The Company  negotiates directly  with  suppliers  for food and beverage  products to ensure  consistent quality and freshness of products and to obtain competitive  prices. The Company purchases  substantially  all food and beverage  products from local or national suppliers.  Food and supplies are shipped directly to the restaurants,  although invoices for purchases are sent to the Company for payment. The Company does not maintain  a  central  product  warehouse  or  commissary.  The  Company  has not
experienced  any  significant  delays  in  receiving   restaurant  supplies  and
equipment.  From time to time,  the  Company  may engage in  forward  pricing or consider other risk management strategies with regard to its meat and other food costs to minimize  the impact of potential  price  fluctuations.  This  practice could help  stabilize  the  Company's  food costs  during  times of  fluctuating prices. The Company did not engage in any forward pricing or hedging in 2001. As of March 19, 2002, the Company had no significant forward pricing contracts.

Management Information Systems
     The Company continually monitors its management  information system to take advantage  of  technological  improvements.  Its P.O.S.  system is  designed  to improve labor scheduling and food cost management,  provide corporate management
quicker  access  to  financial   data  and  reduce  the   restaurant   manager's
administrative  time.  Each  general  manager  uses the  system  for  production planning, labor scheduling and food cost variance analysis. The system generates daily reports for the Company's  management on sales,  bank deposit and variance data.

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
Steakhouse(R)  as having  significant  value and as being an important factor in the  marketing  of its  restaurants.  The  Company  is aware of names  and marks similar to the  service  marks of the Company  used by other  persons in certain geographic  areas.  However,  the  Company  believes  such  uses  have not had a material adverse effect on the Company's  financial  condition or its results of operation.  The Company's policy is to pursue registration of its marks whenever possible and to oppose  vigorously  infringements  of its marks. The Company has obtained registration of its marks in numerous foreign countries.

Employees
      As of March 19, 2002, the Company employed approximately 18,425 persons, 9 of whom are executive  officers,  84 of whom are office support personnel,  9 of whom are  regional  managers,  32 of whom are district  managers,  approximately
1,332 of whom are restaurant  management personnel and the remainder of whom are hourly restaurant personnel. While none of the Company's employees are currently covered by a  collective  bargaining  agreement,  a Union has been  certified to represent  certain of the Company's  employees at its Atlantic  City, New Jersey restaurant.  To date,  negotiations have not commenced with this Union and there can be no assurance  that the Company will be able to negotiate a contract  with this  Union on terms  acceptable  to the  Company.  The  Company  considers  its employee relations to be good.

Item 2.          Properties.
                 -----------

            As of March 19,  2002,  the  Company  leased 89 and owned 160 of its
Lone Star restaurant locations. At such date, the Company leased three and owned two Del Frisco's restaurants locations.  Of the 15 Sullivan's restaurants 13 are leased,  and two are owned.  Lease terms are generally five years, with multiple renewal  options.  All of the Company's leases provide for a minimum annual rent and some provide for  additional  rent based on sales  volume at the  particular location over specified  minimum  levels.  Generally,  the leases are triple net leases,  which  require  the  Company to pay the costs of  insurance,  taxes and maintenance.  The Company intends to continue to purchase  restaurant  locations where cost-effective.

                    RESTAURANT LOCATIONS AS OF MARCH 19, 2002

  The following table sets forth the location of the Company's existing, open domestic Lone Star Steakhouse & Saloon (249) Restaurants, Del Frisco's (5)
                  restaurants, and Sullivan's (15) restaurants

LONE STAR
---------
ALABAMA                  Chicago (10)          MICHIGAN                    Jacksonville                  TENNESSEE
Anniston                 Decatur               Battle Creek                Raleigh (3)                   Jackson
Birmingham (2)           Effingham             Bay City                    Rocky Mount                   Johnson City
Huntsville               Hodgkins              Brighton                    Salisbury                     Memphis (2)
Mobile                   Mt. Vernon            Dearborn Heights            Southern Pines
Montgomery               Peoria                Detroit (6)                 Winston-Salem
Trussville               Rockford              Flint                                                     UTAH
Tuscaloosa               Springfield           Grand Rapids                NORTH DAKOTA                  Centerville
                                               Jackson                     Fargo                         Layton
ALASKA                   INDIANA               Mt. Pleasant                                              Salt Lake City
Anchorage                Anderson              Saginaw                     OHIO                          Sugarhouse
                         Evansville            Ypsilanti                   Akron
ARIZONA                  Ft. Wayne                                         Canton                        VIRGINIA
Mesa                     Indianapolis (4)      MISSISSIPPI                 Cincinnati (2)                Alexandria
Phoenix (4)              Lafayette             Hattiesburg                 Cleveland (3)                 Centreville
                         Merrillville          Jackson                     Columbus (4)                  Chesapeake
ARKANSAS                 South Bend                                        Dayton (2)                    Fairfax
Ft. Smith                Terre Haute           MISSOURI                    Findlay                       Fredericksburg
Little Rock (2)                                Branson                     Lancaster                     Herndon
Springdale               IOWA                  Independence                Middletown                    Norfolk
                         Cedar Rapids          Kansas City                 Niles                         Potomac Mills
COLORADO                 Coralville            Springfield                 Springfield                   Richmond (3)
Colorado Springs         Davenport             St. Louis (5)               Toledo (2)                    Sterling
Denver  (6)              Des Moines                                        Youngstown                    Virginia Beach
Ft. Collins              Waterloo              NEBRASKA
Loveland                                       Lincoln                     OKLAHOMA                      WEST VIRGINIA
                         KANSAS                Omaha (2)                   Lawton                        Beckley
DELAWARE                 Garden City                                       Oklahoma City                 Charleston
Dover                    Hutchinson            NEVADA                      Tulsa (2)                     Huntington
Wilmington (2)           Overland Park         Las Vegas (4)
                                                                           PENNSYLVANIA                  WISCONSIN
FLORIDA                  KENTUCKY              NEW JERSEY                  Allentown                     Racine
Bradenton                Bowling Green         Atlantic City               Easton
Clearwater               Florence              Bridgewater                 Harrisburg                    SULLIVAN'S
Ft. Lauderdale           Lexington             Cherry Hill                 Johnstown                     ----------
Ft. Myers                Louisville            Delran                      King of Prussia               Anchorage, AK
Lakeland                                       Hanover Township            Lancaster                     Austin, TX
Ocala                    LOUISIANA             Hazlet                      Middletown                    Baton Rouge, LA
Orlando                  Baton Rouge (2)       Marlton                     Philadelphia                  Charlotte, NC
Pensacola                Houma                 Ocean County                Pittsburgh (5)                Chicago, IL
Port Orange              Lafayette             Scotch Plains               Pottstown                     Dallas, TX
Port Richey              Monroe                Turnersville                Reading                       Denver, CO
Sarasota                 New Orleans (3)       Voorhees                    Scranton                      Houston, TX
St. Petersburg                                 Wayne                       Wilkes-Barre                  Indianapolis, IN
Tampa                    MAINE                                             York                          King of Prussia, PA
                         South Portland        NEW MEXICO                                                Naperville, IL
GEORGIA                                        Albuquerque                 RHODE ISLAND                  Palm Desert, CA
Atlanta                  MARYLAND                                          Warwick                       Raleigh, NC
Augusta                  Bel Air               NEW YORK                                                  Tucson, AZ
                         Columbia              Albany                      SOUTH CAROLINA                Wilmington, DE
IDAHO                    Frederick                                         Greenville
Boise                    Gaithersburg                                      Myrtle Beach (2)
                         Laurel                NORTH CAROLINA                                            DEL FRISCO'S
ILLINOIS                 Lexington Park        Asheville                                                 ------------
Bloomington              Waldorf               Boone                       SOUTH DAKOTA                  Denver, CO
Bradley                  Westminster           Charlotte (4)               Sioux Falls                   Dallas, TX
Carbondale                                     Durham                                                    Fort Worth, TX
Champaign                MASSACHUSETS          Fayetteville                                              Las Vegas, NV
                         Boston                Greensboro (2)                                            New York, NY
                                               Greenville

Item 3.           Legal Proceedings
                  -----------------

            California Public Employees  Retirement  System  ("CalPERS") filed a shareholders  derivative  action on October 16, 2001 against certain present and former  Directors  alleging  breach of fiduciary  duties by certain  present and former  Directors and that certain of such  defendants  were  unjustly  enriched through  related  party  transactions  and by the  re-pricing  of stock  options previously  issued.  The lawsuit  also seeks to prevent  enforcement  of certain change of control agreements granted to executive officers of the Company, seeks declaratory  and injunctive  relief and seeks damages to be paid to the Company.
The Company is a nominal defendant.

            On January 9, 2002,  CalPERS filed an amended  complaint and added a claim to attempt  to certify a class  action  based on their  allegation  that a provision in the change of control agreements violates Delaware law. A motion to dismiss was filed by certain  defendants on February 8, 2002, seeking to dismiss all claims of CalPERS. Discovery has been stayed pending a court decision on the motion to dismiss.

            The Company is involved from time to time in  litigation  arising in the  ordinary  course of  business  as well as the matter set forth  above.  The
Company  believes the outcome of such  matters will not have a material  adverse effect on its consolidated financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

      No matters were submitted to a vote of the holders of the Company's Common
Stock during the fourth quarter of the Company's  fiscal year ended December 25,
2001.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder
                  -----------------------------------------------------------------
                  Matters
                  -------

Market Information
      The   Company's   Common   Stock   (ticker   symbol:   STAR)   is   traded
over-the-counter  on the Nasdaq  National Market  (Nasdaq).  The following table sets  forth,  for the  periods  indicated,  the high and low bid  prices for the
Common Stock, as reported by Nasdaq.

                                                     Bid Prices
                                                     ----------
     Calendar 2001                            High                 Low
     -------------                            ----                 ---
First Quarter                                10.25                 8.31
Second Quarter                               14.00                 8.97
Third Quarter                                13.72                10.91
Fourth Quarter                               14.90                10.14

                                                    Bid Prices
                                                    ----------
     Calendar 2000                            High                 Low
     -------------                            ----                 ---
First Quarter                                 9.44                 7.84
Second Quarter                               12.75                 8.75
Third Quarter                                11.56                 7.91
Fourth Quarter                                8.94                 6.69

Dividends
      The Company  initiated  the payment of quarterly  cash  dividends in April
2000 and has paid cash  dividends  at the rate of $0.125 per share each  quarter thereafter.  On  January 9, 2002,  the  Company  increased  its  quarterly  cash dividend  to $0.15 per  share.  The  Company  plans to  continue  the  quarterly dividend payments for the foreseeable future; however, there can be no assurance that such cash dividends will continue to be paid.

Number of Stockholders
      As of March 19, 2002,  there were  approximately  425 holders of record of the Company's  Common Stock.  The Company  believes there are in excess of 9,800 beneficial owners of the Company's Common Stock.

Item 6.          Selected Financial Data
                 -----------------------

      The following table sets forth selected consolidated financial data and is
qualified  by  reference  to  and  should  be  read  in  conjunction   with  the
consolidated  financial  statements  and the  notes  thereto  and  "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included elsewhere in this Form 10-K. The selected  consolidated  financial data of the Company as of December  25, 2001,  December 26, 2000,  December 28, 1999,
December 29, 1998,  and December 30, 1997, and for each of the five years in the period  ended  December  25,  2001,  were  derived  from the  Company's  audited consolidated  financial  statements.  The pro forma data set forth below for the periods  presented are unaudited and have been prepared by management  solely to facilitate  period-to-period  comparison and do not represent the actual results of  operations  for the periods  presented.  The pro forma  amounts  reflect the adjustment amounts applicable for fiscal year 1997 to give retroactive effect to the change in accounting for pre-opening  costs adopted in fiscal 1998 to comply with the American Institute of Certified Public Accountants SOP 98-5, "Reporting
the Costs of Start-up  Activities," whereby pre-opening costs are required to be expensed as incurred rather than capitalized and amortized.

                                                                    Year Ended In December,(1)
                            -------------------------------------------------------------------------------------------
                                                             (Amounts in thousands, except share data)

                                                  2001            2000            1999          1998            1997
                                                  ----            ----            ----          ----            ----
Income Statement Data:

Net sales                                   $    598,017    $    575,863    $    585,755    $    616,692    $    585,357

Costs and expenses:

   Costs of sales                                205,451         202,343         207,696         231,787         211,571
   Restaurant operating expenses                 283,352         276,974         263,940         270,495         215,805
   Restaurant depreciation and
     amortization                                 27,753          28,574          30,970          26,346          30,590
   General and administrative expenses            41,933          42,472          38,057          32,070          21,649
   Non-cash stock compensation expense            19,985            --              --              --              --
   Contribution - "Dine for America"               2,124            --              --              --              --

   Provision for impaired assets and
      restaurant closings                          2,830           4,310          38,931           4,646            --
                                            ------------    ------------    ------------    ------------    ------------

Total costs and expenses                         583,428         554,673         579,594         565,344         479,615
                                            ------------    ------------    ------------    ------------    ------------

Income from operations                            14,589          21,190           6,161          51,348         105,742

Other income, net                                  3,889           2,530           2,190           2,906           4,109
                                            ------------    ------------    ------------    ------------    ------------

Income before provision for income
 taxes and minority interest                      18,478          23,720           8,351          54,254         109,851

Provision for income taxes                        (5,222)         (7,590)         (2,950)        (21,843)        (40,075)

Minority interest                                   --              --              --              --              (968)
                                            ------------    ------------    ------------    ------------    ------------

Income before cumulative effect of
  change in accounting principle                  13,256          16,130           5,401          32,411          68,808

Cumulative effect of change in accounting
  principle (net of income tax of $2,921)           --              --              --            (6,904)           --
                                            ------------    ------------    ------------    ------------    ------------

Net income                                  $     13,256    $     16,130    $      5,401    $     25,507    $     68,808
                                            ============    ============    ============    ============    ============

Basic earnings per share:
  Income before cumulative effect of
   change in accounting principle           $        .55    $        .62    $        .15    $        .81    $       1.68

  Cumulative effect of change
     in accounting principle                        --              --              --              (.17)           --
                                            ------------    ------------    ------------    ------------    ------------

Basic earnings per share                    $        .55    $        .62    $        .15    $        .64    $       1.68
                                            ============    ============    ============    ============    ============

Weighted average shares
  outstanding                                 24,036,942      26,189,600      35,089,084      39,989,091      41,013,749
                                            ============    ============    ============    ============    ============

Pro forma net income (2)                                                                                    $     66,815
                                                                                                            ============

Pro forma basic earnings per share                                                                          $       1.63
                                                                                                            ============

                                                      At fiscal year end in December, (1)
                                       ------------------------------------------------------------
                                                           (Dollars in thousands)

                                            2001       2000         1999        1998        1997
Balance Sheet Data:

Working capital (deficit)               $  48,284   $  (1,716)   $  20,215   $  67,593   $ 117,127
Total assets                              515,029     488,923      533,533     608,583     620,812
Stockholders' equity                      454,439     437,783      484,379     553,441     566,148

(1)   The  Company  operates  on a 52 or  53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting  periods of 12, 12, 12, and 16 or 17 weeks,  respectively.  The
      Company's 1997,  1998, 1999, 2000, and 2001 fiscal years ended on December
      30, 29, 28, 26 and 25, respectively.
(2)   Pro forma net income amounts  reflect the adjustments for fiscal year 1997 to give  retroactive  effect to the change in accounting  for  pre-opening costs adopted in fiscal 1998.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -------------------------------------------------------------------------------------

General
      The following  discussion and analysis should be read in conjunction  with the information set forth under "Selected  Financial Data" and the  consolidated financial statements including the notes thereto included elsewhere in this Form
10-K.

      In May 1998, the Company  temporarily  suspended  development of Lone Star restaurants  other than  properties  which had been  committed for or were under construction.  The Company opened one restaurant in 1999, one in 2000 and eleven in fiscal 2001.

      In  addition,  the Company  owns two sites that are  available  for future development. There were 249 operating domestic Lone Star restaurants as of March
19, 2002.  In  addition,  a licensee  operates  three Lone Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002, and a domestic Lone Star restaurant was destroyed by fire in March 2002.

      The Company currently operates five Del Frisco's restaurants. In addition, a licensee operates one Del Frisco's restaurant.  The Company currently operates fifteen Sullivan's restaurants.

      Internationally,  the Company currently operates 25 Lone Star Steakhouse &
Saloon  restaurants in Australia and a licensee operates one restaurant in Guam.
The  Company  closed  five  restaurants  in  Australia  in January  2001 and one additional Australian restaurant in December 2001.

Critical Accounting Policies
      The  consolidated  financial  statements  are prepared in accordance  with generally accounting principles accepted in the United States, which require the
Company to make estimates and  assumptions  that affect the amounts  reported in the consolidated financial statements and notes thereto (see Note 1 to the Notes to  Consolidated  Financial  Statements).  The  Company  believes  that  of  its significant  accounting  policies,  the following may either involve  accounting policies  which  may  cause  the  Company  to incur  significant  volatility  in reporting  earnings  in future  periods or  policies  that may  involve a higher degree of judgment and complexity.

Variable   accounting  for  stock  options  -  The  Company  has  stock  options outstanding to purchase  approximately  4,628,000 shares of common stock subject to variable plan accounting under Accounting Principles Board opinion No. 25 and related  interpretations  (see  Note 5 to the  Notes to  Consolidated  Financial
Statements).  The Company may incur significant volatility in reporting earnings in future  periods as  fluctuations  in market  prices of its  common  stock may greatly  impact  reported  non-cash  compensation

expense  on a periodic  basis.  During the year ended  December  25,  2001,  the
Company recorded a non-cash stock compensation expense of $19,985.

Impairment  of  long-lived  assets -  Underperforming  Restaurants  The  Company periodically reviews its long-lived assets related to its restaurant  operations for indications of impairment.  Such reviews require  assessments of the current and future  economic  trends for certain  restaurants in a variety of locations.
The assessment  process requires the use of estimates and projections  which are subject  to a high  degree of  judgment  and  complexity.  During the year ended
December  25,  2001,  the  Company  incurred  a pre-tax  charge  of  $2,552  for impairments related to its restaurant operations.

Impairment  of  long-lived   assets  -  Goodwill  and  Intangibles  The  Company
periodically  reviews the  recoverability  of its goodwill and other  intangible assets which require the Company to make assumptions  regarding estimated future cash flows and other  factors  to  determine  the fair  value of the  respective assets.  If these estimates or their related  assumptions  change in the future, the Company may be required to record  impairment  charges for these assets.  In
June 2001,  the FASB issued SFAS No. 142  effective  for fiscal years  beginning after December 15, 2001. Under the new rules, goodwill and intangibles deemed to have an  indefinite  life will no longer be  amortized  but will be  subject  to annual  impairment tests in accordance with SFAS No. 142. The Company will apply the new  accounting  rules  beginning  in the  first  quarter  of  fiscal  2002.
Application  of the  non-amortization  provisions of SFAS No. 142 is expected to result in an increase in net income in fiscal 2002 of  approximately  $900 ($.04 per share) subject to identification of separately recognized  intangibles which would  continue to be amortized  under the new rules.  During  fiscal 2002,  the
Company will perform the first of the required  impairment tests of goodwill and indefinite  lived  intangible  assets as of December 26,  2001,  and has not yet determined  what the effect of these tests will be on the results of  operations or financial position of the Company.

Results of Operations
      The  following  table  sets  forth  for  the  periods  indicated  (i)  the percentages  which  certain  items  included in the  Consolidated  Statements of
Income bear to net sales, and (ii) other selected operating data.

                                                                               Years Ended
-----------------------------------------------------------------------------------------------------------
                                                               December 25,  December 26,   December 28,
                                                                   2001         2000            1999
                                                               -----------  ------------   -------------

                                                                       (Dollars in thousands)
Income Statement Data:

Net sales                                                          100%           100%           100%
   Costs and expenses:
     Costs of sales                                                34.4           35.1           35.5
     Restaurant operating expenses                                 47.4           48.1           45.1
     Provision for impaired assets and restaurant closings           .5             .7            6.6
     Depreciation and amortization                                  4.6            5.0            5.3
                                                               --------       --------       --------
     Restaurant costs and expenses                                 86.9           88.9           92.5
                                                               --------       --------       --------
     Restaurant operating income                                   13.1           11.1            7.5
     General and administrative expenses                            7.0            7.4            6.5
     Non-cash stock compensation expense                            3.3             --             --
     Contribution - "Dine for America"                               .4             --             --
                                                               --------       --------       --------

Income from operations                                              2.4            3.7            1.0
   Other income, net                                                 .7             .4             .4
                                                               --------       --------       --------
   Income before income taxes                                       3.1            4.1            1.4
   Provision for income taxes                                        .9            1.3             .5
                                                               --------       --------       --------
   Net income                                                       2.2%           2.8%            .9%
                                                               ========       ========       ========

Restaurant Operating Data:
   Average sales per restaurant on an
     annualized basis (1)                                      $  2,044       $  1,938       $  1,810
                                                               ========       ========       ========

Number of restaurants at end of period                              296            287            298
Number of full restaurant periods open
     during the period (2)                                        3,804          3,863          4,204

-----------------------------

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

LONE STAR STEAKHOUSE & SALOON, INC.

     Year ended December 25, 2001 compared to Year ended December 26, 2000
                         (Dollar amounts in thousands)

     Net sales increased $22,154 or 3.8% to $598,017 for the year ended December
25, 2001 ("fiscal  2001"),  compared to $575,863 for the year ended December 26,
2000 ("fiscal 2000").  The increase was principally  attributable to incremental sales of  $15,700  from  eleven  new  domestic  Lone Star  restaurants,  one new
Sullivan's  restaurant,  and one new Del Frisco's  restaurant  opened since July
2000. An expanded  number of  Sullivan's  restaurants  opened on Sundays  during fiscal 2001 also  contributed  to this  increase.  The increases  were partially offset by the impact of the 14  Australian  Lone  Star's  closed  subsequent  to
August 2000. Same store sales increased 2.2% compared to fiscal 2000.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 34.4%  from 35.1% due  primarily  to a (i) small  increase  in menu prices initiated  primarily in the second quarter (ii) change in the menu mix in the upscale  restaurants  and (iii)  decrease in beef costs.  The decreases were partially offset by the impact of promotional  pricing from the Company's direct mail campaigns initiated late in the second quarter of fiscal 2001.

     Restaurant  operating  expenses  for  fiscal  2001  increased  $6,378  from
$276,974 in fiscal 2000 to $283,352 but  decreased as a percentage  of net sales from 48.1% to 47.4%. The increase in restaurant  operating  expenses in terms of absolute  dollars  results  from  increased  sales  volumes.  The  decrease as a percentage of net sales is  attributable  to improved labor costs resulting both from  increased  sales  volumes and improved  labor  controls  and  decreases in pre-opening expenses and costs for certain maintenance expenses. The decrease in restaurant  operating  expenses  were  partially  offset by increased  costs for utilities, primarily natural gas, and certain insurance costs.

     Depreciation  and  amortization  decreased  $821 in fiscal 2001 compared to fiscal 2000. The decrease is attributable  primarily to the  restaurants  closed since August 2000.

      Provisions for impaired assets and restaurant closings in fiscal 2001 were
$2,830  compared to $4,310 in fiscal 2000. The provisions in fiscal 2001 reflect a pre-tax  charge of $2,552  for the  write-down  of  certain  under  performing restaurants  primarily  in  Australia,  and fiscal 2000 also  reflects a pre-tax charge  of $3,000  for the write  down of  certain  under-performing  Australian restaurants. In addition, the provision in fiscal 2001 and 2000 reflect the cost
of  closing  one  Australian   restaurant  in  fiscal  2001  and  14  Australian
restaurants  in fiscal 2000.  The Company  periodically  reviews its  long-lived assets for indications of impairment.

     General and administrative expenses decreased $539 compared to fiscal 2000.
The decrease was primarily attributable to reductions in software consulting and development  costs as well as reductions in  administrative  salaries and travel related to the Australian  restaurants closed in fiscal 2000. The decreases were offset in part by an increase in  professional  fees  related to the proxy fight and review of strategic alternatives for enhancing shareholder value.

     Non-cash stock compensation expense for fiscal 2001 was $19,985.  Financial
Accounting  Standards  Board  Interpretation  No. 44 (FIN 44),  "Accounting  for
Certain Transactions Involving Stock Compensation,  an Interpretation of APB No.
25" became  effective  July 1, 2000. FIN 44 requires,  among other things,  that stock  options,  which have been modified  after December 15, 1998 to reduce the exercise  price, be accounted for as variable.  Under variable plan  accounting, compensation  expense is adjusted for  increases or decreases in the fair market value of the  Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1, 2000, which was the initial base period fair value used to measure the non-cash stock compensation charge or benefit.  Variable plan  accounting is applied to the modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in fiscal 1999 and 2000 which are subject to the  accounting  provisions of  FIN  44,  and  at  December

25, 2001,  outstanding options to purchase  approximately  4,628,000 shares were affected by this accounting requirement.  In each subsequent period, the Company will record an additional  non-cash  expense or benefit  related to the repriced options then  outstanding  based upon the change in the  Company's  common stock price as compared to the price at the beginning of the last reporting period.

     Contribution  - In  connection  with the  restaurant  industry's  "Dine for
America" fund raising program, the Company contributed to the American Red Cross
100% of its restaurant sales of $2,124 on October 11, 2001.

     Other income, net for fiscal 2001, was $3,889, compared to $2,530 in fiscal
2000. The increase is primarily  attributable  to an increase in interest income as a result of increased  funds available for investment and an increase in gain on sale of assets.

     The  effective  income tax rate for fiscal  2001 and fiscal 2000 were 28.3%
and 32%  respectively.  The  decrease  in the  effective  tax rate is  primarily attributable  to a the  impact of FICA Tip and other  tax  credits  on the lower pre-tax income for fiscal 2001 as compared to fiscal 2000.

LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 26, 2000 compared to Year ended December 28, 1999
                         (Dollar amounts in thousands)

     Net sales decreased $9,892 or 1.7% to $575,863 for fiscal 2000, compared to
$585,755 for the year ended December 28, 1999 ("fiscal 1999").  The decrease was principally attributable to closing 24 domestic Lone Star restaurants in January
2000,  and nine Lone Star  restaurants  in  Australia  in August 2000  partially offset by additional  sales of $10,800 from one domestic  Lone Star  restaurant, one  Sullivan's  restaurant  and two Del Frisco's  restaurants  opened in fiscal
2000. Same store sales decreased 0.1% from fiscal 1999.

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
However,  since the majority of  personnel  are tipped  employees,  minimum wage changes  generally  have little effect on overall labor costs.  During the first two quarters of fiscal 2001, the Company  experienced  significant  increases in utility costs,  particularly natural gas. Historically,  as food, labor and most recently,  utility  costs have  increased,  the  Company has been able to offset these increases  through menu price  increases and economies of scale;  however, there may be delays in the  implementation  of such menu price  increases  or in effecting timely economies of scale, as well as, competitive pressures which may limit the Company's  ability to recover any cost  increases in its entirety.  To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources
The following table presents a summary of the Company's cash flows for the years ended:

                                                                   December 25,    December 26,  December 28,
                                                                       2001            2000          1999
                                                                  ------------     -----------    ----------

Net cash provided by operating activities                            $ 63,428      $ 49,345      $ 70,886
Net cash provided by (used in) investment activities                    5,840       (12,271)      (33,637)
Net cash used by financing activities                                 (15,382)      (58,710)      (76,453)
Net effect of exchange rate changes on cash                                 4            (8)           30
                                                                     --------      --------      --------
Net increase (decrease) in cash and cash equivalents                 $ 53,890      $(21,644)     $(39,174)
                                                                     ========      ========      ========

      During fiscal 2001,  2000, and 1999,  the Company's  purchases of property and equipment were $3,924, $21,665, and $34,085,  respectively.  In fiscal 2001, the Company received  proceeds from the sale of assets of $10,098 as compared to
$10,213 in fiscal 2000.

      The Company has opened 20  restaurants  in the past three  fiscal years of which five opened during fiscal 1999,  four in fiscal 2000, and eleven in fiscal
2001. The Company does not have significant accounts receivable or inventory.

      At  December  25,  2001,   the  Company  had  $82,919  in  cash  and  cash
equivalents.  In August 2001, the Company expanded its credit  facilities and at
December  25,  2001  has  available   $55,000  in  unsecured   revolving  credit
arrangements.  At December 25, 2001, the Company had no outstanding  borrowings.
See Note 3 to the Notes to Consolidated  Financial  Statements in this Form 10-K for a further description of the Company's credit facilities.

      The Company's  Board of Directors has  authorized the repurchase of shares of the  Company's  common  stock  from  time to time in the  open  market  or in privately  negotiated  transactions.  During fiscal 2001, the Company  purchased
468,687  shares at a cost of $5,145.  During  fiscal 2000 and 1999,  the Company purchased 5,605,074 shares at a cost of $49,261,  and 8,758,005 shares at a cost of $76,488, respectively.

      In the second quarter of fiscal 2000,  the Company began paying  dividends on its common stock. In fiscal 2001 and 2000, the Company paid cash dividends of
$12,019,  or $0.50 per share and $9,630, or $0.375 per share,  respectively.  On
January 9, 2002, the Company  increased its quarterly cash dividend to $0.15 per share.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized

in income in the  period in which the change  occurs.  Realized  and  unrealized gains and losses for the period were not  significant.  As of December 25, 2001, the Company had no positions in futures contracts.

      As described in Note 5 to the Notes to Consolidated  Financial Statements,
the Company has options outstanding to purchase  approximately  4,628,000 shares
subject  to  variable  plan  accounting.   The  Company  may  incur  significant
volatility in reporting  earnings in future  periods as  fluctuations  in market prices of its common stock may greatly  impact  reported  non-cash  compensation expenses on a periodic basis.

      As part of its  continuing  review of options  for  enhancing  stockholder value, the Company has engaged UBS Warburg to advise the Board of Directors on a broad range of strategic alternatives for the use of the Company's balance sheet and cash flow,  including  continued share buy backs,  possible  acquisitions or other  strategies  including  the possible  sale of the Company.  The  Company's exploration  of  strategic  alternatives  may not be  successful.  To date,  the
Company has not adopted any alternative and is still in the process of exploring strategic  alternatives.  There  can  be no  assurance  as  to  which,  if  any, alternative  will  ultimately  be  adopted,  the  terms  and  conditions  of any alternative that is selected or when any such alternative would be consummated.

Impact of Recently Issued Financial Standards

      In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other  Intangible
Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules,  goodwill and intangible  assets deemed to have indefinite lives will no  longer be  amortized  but will be  subject  to  annual  impairment  tests in accordance with the Statement.

      The Company will apply the new rules on accounting  for goodwill and other intangible  assets  beginning in the first quarter of 2002.  Application  of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income in fiscal 2002 of approximately $900 ($.04 per share),  subject to the identification of separately recognized  intangibles which would continue to be  amortized  under the new rules.  During  2002,  the Company will perform the first  of the  required  impairment  tests  of  goodwill  and  indefinite  lived intangible  assets as of December 26, 2001 and has not yet  determined  what the effect of these  tests will be on the  earnings  and  financial  position of the
Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or  Disposal  of  Long-Lived  Assets.  SFAS No.  144  supersedes  SFAS No.  121,
Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to
Be Disposed Of which resolve significant  implementation issues that had evolved since the  issuance  of SFAS No.  121.  SFAS No. 144 also  establishes  a single accounting  model for  long-lived  assets to be disposed of by sale. The Company will adopt SFAS No. 144 in the first  quarter of fiscal  2002.  Adoption of SFAS
No.  144  is not  expected  to  have  a  significant  impact  on  the  Company's consolidated results of operations or financial position.

Risk Factors

      If the Company is unable to compete effectively with its competitors,  the
Company will not be able to increase revenues or generate profits. Our inability to increase  revenues is directly related to our ability to compete  effectively with our competitors. Key competitive factors include:

     o    The quality and numbers of employees needed to adequately staff our restaurants;
     o    the quality and value of the food products offered;

     o    the quality of service;
     o    the cost of our raw products;
     o    the price of the food products offered;
     o    the restaurant locations; and
     o    the ambiance of facilities.

      The Company  competes with other steakhouse  restaurants  specifically and with all other  restaurants  generally.  The Company  competes with national and regional  chains,  as well as  individually  owned  restaurants.  The restaurant industry has few non-economic  barriers to entry, and as our competitors  expand operations,  competition  from steakhouse  restaurants  with concepts similar to ours can be expected to intensify.  Many of our competitors are well established in the  upscale and  mid-scale  steak  segments  and  certain  competitors  have substantially  greater  financial,  marketing and other  resources than us. Such increased competition could adversely affect our revenues.

Changing consumer  preferences and discretionary  spending  patterns,  potential outbreaks  of "mad cow  disease"  or  "foot/mouth  disease"  and  other  factors affecting  the  availability  of beef could force us to modify our  restaurant's concept and menu and could result in a reduction in our revenues.

     Even if we are able to successfully compete with other restaurant companies with  similar  concepts,  we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer  tastes or dining  patterns.
Consumer  preferences could be affected by health concerns about the consumption of beef,  the  primary  item on our menus,  or by  specific  events  such as the outbreak of "mad cow  disease" or  "foot/mouth  disease"  which  occurred in the
United Kingdom.  In addition,  these events could reduce the available supply of beef or  significantly  raise  the  price of  beef.  If we  change a  restaurant concept, we may lose additional  customers who do not prefer the new concept and menu,  and we may not be able to  attract  a  sufficient  new  customer  base to produce the revenue needed to make the restaurant  profitable.  In addition,  we may have  different or additional  competitors  for our intended  customers as a result  of such a concept  change  and may not be able to  successfully  compete against such competitors. Our success also depends on numerous factors affecting discretionary  consumer  spending,  including  economic  conditions,  disposable consumer income and consumer confidence.  Adverse changes in these factors could reduce  guest  traffic or impose  practical  limits on pricing,  either of which could reduce revenues and operating income.

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

     o Obtaining of licenses for the sale of food and alcohol beverages;
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

      The restaurant  industry is affected by changes in consumer  tastes and by national,  regional,  and local economic  conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns,  demographic  considerations  and the type,  number  and  location  of competing restaurants.  In addition, factors such as inflation,  increased food, labor and employee benefit costs and the availability of experienced  management and hourly employees to successfully  operate the restaurants may also adversely affect the restaurant industry in general and our restaurants in particular.

Our  Business  Depends on A Limited  Number of Key  Personnel,  The Loss of Whom
Could Adversely Affect us.

      Some of our senior  executives  are important to our success  because they have been  instrumental  in setting  the  strategic  direction  of our  Company, operating  our business,  identifying,  recruiting  and training key  personnel, identifying  areas for expansion and arranging  necessary  financing.  These key personnel include Jamie B. Coulter, our Chief Executive Officer, T.D. O'Connell,
our Senior Vice  President  of  Operations,  and certain of our other  executive officers.  Although we believe there is a significant pool of talented personnel in the  restaurant  industry,  if these  members of our senior  management  team become  unable or unwilling  to continue in their  present  positions,  it could adversely affect our business and development.

Shareholders  May Not Be Able to  Resell  Their  Stock  or May Have to Sell At A
Price Substantially Lower Than the Price They Paid For It.

      The trading price for our common stock has been highly  volatile and could continue to be subject to significant  fluctuations in response to variations in our quarterly  operating results,  general conditions in the restaurant industry or the general  economy,  and other  factors.  In addition,  the stock market is subject to price and volume  fluctuations  affecting the market price for public companies generally,  or within broad industry

groups,  which  fluctuations may be unrelated to the operating  results or other circumstances of a particular  company.  Such  fluctuations may adversely affect the liquidity of our common stock, as well as price that holders may achieve for their  shares upon any future  sale.  Finally,  since we  announced  that we had engaged UBS Warburg to explore  strategic  alternative for us, the trading price of our common stock has increased. While we are unable to determine whether such announcement has had any impact on the price of our stock, if such  announcement has had a positive  impact on our stock price and if we are unable to consummate a  transaction  which might  enhance  stockholder  value or  corresponds  to the expectations  of  investors,  the price of our common  stock could be  adversely impacted.

Staggered Board; Blank-Check Preferred Stock; Change of Control Agreements.

      Our current  certificate  of  incorporation  and bylaws  provide for three classes of directors to be elected on a staggered  basis.  This enables existing directors to exercise  significant  control over our affairs,  and may act as an impediment to any future  attempts by third parties to take control of our board of  directors.  The  Company  plans to ask  stockholders  to  approve  a charter amendment at its 2002 annual  meeting to eliminate the present  staggered  terms and have directors  elected annually  starting with its 2003 annual meeting.  In addition, our board of directors has the authority without further action by the stockholders to issue shares of preferred stock in one or more series and to fix the rights,  preferences,  privileges and restrictions  thereof. The exercise of this authority may act as a further  impediment to any future  attempts by third parties to take control of our board of directors.

      Finally,  our  executive  officers and certain  employees  are entitled to receive a lump sum  equal to 2.99 one  year's  annual  compensation  plus  other payments and incidental benefits under certain circumstances if there has been a change of control of the Company. Mr. Coulter's change of control agreement is a single "trigger"  contract in that he will receive the benefits  provided for in the agreement if there is a change of control (as defined in the contract) while the change of control contract for the other executive officers and employees is a double  trigger  agreement  in that there  must be a change of  control  and a second event to occur within 730 days of the change of control.

A Single Vendor Distributes Most of Our Consumable Products.
            Approximately 59% of the consumable products used in our restaurants are  distributed  through and delivered by a single vendor.  While we believe we could  replace this  vendor,  any  disruption  of services by this vendor or any change to a new vendor could adversely affect our restaurants.

We Are Uncertain as to the Future of Our Australian Operations.
            The sales and operating  margins of our Australian  restaurants have been  negatively  impacted  by the  effects of the  National  General  Sales Tax implemented by the  Australian  government in July 2000 and the weakening of the overall  Australian  economy has had a negative  impact on  restaurant  sales in
Australia.  We  closed  14  Australian  restaurants  in 2000,  one in 2001,  and additional  units may need to be  closed  in the  future,  due to,  among  other things,  the failure of the market trade area surrounding  various  locations to develop as  originally  anticipated,  thus,  such  market  areas may not achieve sufficient  demographics  to support a  profitable  level of  business.  We also incurred a pre-tax charge for impaired  assets in each of fiscal 2000 and fiscal
2001  for  the  write-down  of  impaired  assets  at  certain   under-performing
Australian  restaurants.  These  write-downs  require the use of  estimates  and projections  which are subject to a high degree of judgment and  complexity.  If consumer spending in restaurants  continues to be negatively impacted, we may be required to make additional write-downs of impaired assets in Australia.

We Had Non-Cash Stock Compensation  Expenses for Fiscal Year 2001 of $19,985,000
and Our Future Reported Earnings Will Be Impacted By Previous Stock Repricings.
            We currently  have  options  outstanding  to purchase  approximately
4,628,000  shares  subject to variable plan  accounting.  Until such options are exercised,  forfeited or expire unexercised,  as long as the price of our common stock continues to close above $10.125 at the end of subsequent fiscal quarters, we will record an additional non-cash expense or benefit related to the repriced options  then  outstanding  based upon the change in our common  stock  price as compared to the price at the beginning of the last reporting period.  This could
result  in  extreme   volatility  in  reported  earnings  which  could  increase volatility  in  our  stock  price.  For  fiscal  year  2001  we  had a  non-cash compensation  expense of  $19,985,000  and our stock  price at the end of fiscal
2001 was $14.37.

Our Exploration of Strategic Alternatives May Not Be Successful
            We engaged  UBS  Warburg to advise us in  exploring a broad range of strategic  alternatives  for enhancing the Company's  stockholder  value. We are uncertain  as to what  strategic  alternatives  may be  available  to us or what impact any  particular  strategic  alternative  will have on our stock  price if accomplished.  Uncertainties  and risks relating to our exploration of strategic alternatives include:

            o     the   exploration  of  strategic   alternatives   may  disrupt
                  operations, affect morale and distract management, which could have a material adverse effect on our operating results,

            o     the process of exploring  strategic  alternatives  may be more time consuming and expensive than we currently anticipate,

            o     we may not be able to successfully achieve the benefits of the strategic  alternative  recommended  to  us by  our  financial advisor and our board, and

            o     perceived  uncertainties  as to the  future  direction  of our company  may  result  in the  loss of  employees  or  business partners.

The  Impact of the Recent  Terrorist  Attacks  and the Risk of Future  Terrorist
Attacks May Adversely Impact Our Revenue.
      As a result of the terrorist attacks on the United States on September 11,
2001, a number of our restaurants,  particularly our Del Frisco's and Sullivan's restaurants, were negatively affected. Additionally,  recent terrorist warnings, both in the United States and internationally, suggest the possibility of future terrorist attacks,  which together with the  unpredictability of future military action and other  responses to such  terrorist  attacks has resulted in economic uncertainty. The occurrence of future terrorist attacks may adversely affect our business and make it more difficult to forecast our future results of operation

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk
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

Exhibits
                          INDEX TO EXHIBITS
                          Exhibit      Exhibit
                          Number       --------
                          ------
                            **3.1      Company's Certificate of Incorporation as amended
                           ***3.3      Company's Amended and Re-Stated By-Laws
                       ******10.2      1992 Lone Star Steakhouse & Saloon, Inc. Directors'
                                       Stock Option Plan as amended.
                         ****10.3      1992 Lone Star Steakhouse & Saloon, Inc.
                                       Incentive and Non-qualified Stock Option Plan (the
                                       "Plan") as amended
                           **10.4      Form of Indemnification Agreement for officers and
                                       directors of the Company
                           **10.5      Non-Competition, Confidentiality and Non-Solicitation
                                       Agreement between the Company and
                                       Jamie B. Coulter, dated March 12, 1992.
                       ******10.6      Amended Agreement dated January 1, 1999 between
                                       the Company and Jamie B. Coulter
                        *****10.7      Employment Agreement between the Company and
                                       Gerald T. Aaron, dated March 22, 2000.
                        *****10.8      Employment Agreement between the Company and
                                       Randall H. Pierce, dated March 22, 2000
                        *****10.9      Employment Agreement between the Company and
                                       T.D. O'Connell, dated March 22, 2000
                       *****10.10      Employment Agreement between the Company
                                       And Jeffrey Bracken, dated March 22, 2000
                       *****10.11      Employment Agreement between the Company and
                                       John D. White, dated March 22, 2000
                      ******10.12      Change of Control Agreement between the Company
                                       and Jamie B. Coulter dated January 3, 2001.
                      ******10.13      Change of Control Agreement between the Company and
                                       Gerald T. Aaron dated January 3, 2001.

                      ******10.14      Change of Control Agreement between the Company and
                                       Randall H. Pierce dated January 3, 2001.
                      ******10.15      Change of Control Agreement between the Company and
                                       T. D. O'Connell dated January 3, 2001.
                      ******10.16      Change of Control Agreement between the Company and
                                       Jeffrey Bracken dated January 3, 2001.
                      ******10.17      Change of Control Agreement between the Company and
                                       John D. White dated January 3, 2001.
                      ******10.18      Change of Control Agreement between the Company and
                                       Deidra Lincoln dated January 3, 2001.
                   *********10.19      Acknowledgment   letters   to  Change  of
                                       Control  Agreements  dated April 18, 2001
                                       between the  Company and the  signatories
                                       who had Change of Control Agreements.
                     *******10.20      Non-Qualified Deferred Compensation Plan
                    ********10.21      Revolver Loan Agreement dated August 10, 2001
                                       between the Company and Sun Trust Bank.
                           *10.22      Letters of Acknowledgement to Change of Control
                                       Agreements dated 11-14-01 executed by the
                                       signatories who had Change of Control Agreements.
                            *21.1      Subsidiaries of the Company
                            *23.1      Independent Auditors' consent to the incorporation by
                                       reference in the Company's Registration Statements on
                                       Form S-8 of the independent auditors' report included
                                       herein

-----------------------------

                    (b)       Reports on Form 8-K filed in the fourth quarter of
                              2001: The Company filed one Form 8-K under Item #5
                              - Other Events for the quarter ended  December 25,
                              2001.

                      *       Filed herewith.
                     **       Incorporated   by  reference   to  the   Company's
                              Registration Statement on Form S-1, filed with the
                              Commission  on January 31, 1992  (Commission  File
                              No. 33-45399), as amended.
                    ***       Incorporated by reference to the Company's Form 10-Q for
                              the quarter ended June 12, 2001.
                   ****       Incorporated   by  reference   to  the   Company's
                              Registration Statement on Form S-8, filed with the
                              Commission  on January 12, 1996  (Commission  File
                              No. 33-00280), as amended.
                  *****       Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1999.
                 ******       Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2000.
                *******       Incorporated by reference to the Company's Registration Statement on
                              Form S-8, filed with the Commission on March 31,
                              2000 (Commission File No. 333-33762).

               ********       Incorporated  by reference to the Company's  Form 10-Q for the quarter ended September 4, 2001.
              *********       Incorporated  by reference to the  Company's  Annual Report on
                              Form 10-K-A for the fiscal year ended December 26, 2000.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of
Wichita, State of Kansas, on this 25th day of March 2002.

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                                         (Registrant)

                                              /s/ Randall Pierce
                                             -----------------------------------
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

            SIGNATURE                               TITLE                     DATE
            ---------                               -----                     ----

    /s/ Jamie B. Coulter                Chief Executive Officer           March 25, 2002
-------------------------------------
          Jamie B. Coulter

                                            Executive Vice                March 25, 2002
    /s/  John D. White                        President,
-------------------------------------  Treasurer and Director
            John D. White

                                       Chief Financial Officer
    /s/ Randall H. Pierce                    and Principal                March 25, 2002
-------------------------------------     Accounting Officer
           Randall H. Pierce

                                        Chairman of the Board
    /s/ Clark R. Mandigo                    and Director                  March 25, 2002
-------------------------------------
           Clark R. Mandigo

                                               Director                   March 25, 2002
-------------------------------------
             Guy W. Adams

    /s/ Fred B. Chaney                         Director                   March 25, 2002
-------------------------------------
            Fred B. Chaney

    /s/ William B. Greene                      Director                   March 25, 2002
-------------------------------------
           William B. Greene

    /s/ Thomas C. Lasorda                      Director                  March 25, 2002
-------------------------------------
           Thomas C. Lasorda

    /s/  Michael A. Ledeen                     Director                  March 25, 2002
-------------------------------------
           Michael A. Ledeen

    /s/ Mark Saltzgaber                        Director                  March 25, 2002
-------------------------------------
            Mark Saltzgaber

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements

                                                                                  Pages
                                                                                  -----

Report of Independent Auditors.....................................................F-1
Consolidated Balance Sheets as of December 25, 2001 and December 26, 2000..........F-2
Consolidated Statements of Income for the years ended December 25, 2001,
December 26, 2000, and December 28, 1999...........................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 25, 2001, December 26, 2000, and December 28, 1999.....................F-5
Consolidated Statements of Cash Flows for the years ended
   December 25, 2001, December 26, 2000, and December 28, 1999.....................F-6
Notes to Consolidated Financial Statements.........................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Lone Star
Steakhouse & Saloon, Inc. (the Company) and subsidiaries as of December 25, 2001 and  December  26,  2000,  and the related  consolidated  statements  of income, stockholders'  equity,  and cash flows for each of the three years in the period ended December 25, 2001. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of  Lone  Star
Steakhouse & Saloon, Inc. and subsidiaries at December 25, 2001 and December 26,
2000, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended  December 25,  2001,  in  conformity with accounting principles generally accepted in the United States.

Kansas City, Missouri
February 12, 2002

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                           December 25,   December 26,
                                                               2001          2000
                                                           ---------------------------
Assets
Current assets:
    Cash and cash equivalents                               $ 82,919       $ 29,029
    Accounts receivable                                          856            230
    Inventories                                               12,466         12,704
    Deferred income taxes                                      2,872          1,997
    Other                                                      4,574          3,188
                                                           ---------------------------
Total current assets                                         103,687         47,148

Property and equipment:
    Land                                                     120,173        123,841
    Buildings                                                172,895        174,849
    Leasehold improvements                                   112,634        116,145
    Equipment                                                 99,795         99,673
    Furniture and fixtures                                    20,874         21,364
                                                           ---------------------------
                                                             526,371        535,872
    Less accumulated depreciation and amortization           156,488        129,111
                                                           ---------------------------
                                                             369,883        406,761
Deferred compensation plan investments                         5,059          2,276

Other assets:
    Intangible assets, net                                    24,589         27,322
    Deferred income taxes                                      9,253          2,880
    Other                                                      2,558          2,536
                                                           ---------------------------
                                                              36,400         32,738
                                                           ---------------------------
Total assets                                                $515,029       $488,923
                                                           ===========================

                                                        December 25,   December 26,
                                                            2001          2000
                                                   --------------------------------
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                     $  13,360    $  12,918
    Sales tax payable                                        3,156        2,748
    Accrued payroll                                         10,100        9,801
    Real estate taxes                                        2,126        2,070
    Gift certificates                                        9,208        8,209
    Income taxes payable                                    11,541        1,207
    Restaurant closure accrual                                 672        2,209
    Other                                                    5,240        9,702
                                                   --------------------------------
Total current liabilities                                   55,403       48,864

Long-term liabilities, principally deferred
  compensation obligations
                                                             5,187        2,276

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized; none issued                                    -            -
    Common stock, $.01 par value, 98,000,000 shares
      authorized; 24,049,770 shares issued and
      outstanding (24,275,619 in 2000)                         240          243
    Additional paid-in capital                             205,982      188,976
    Retained earnings                                      261,660      260,423
    Accumulated other comprehensive loss                   (13,443)     (11,859)
                                                   --------------------------------
Total stockholders' equity                                 454,439      437,783
                                                   --------------------------------
Total liabilities and stockholders' equity               $ 515,029    $ 488,923
                                                   ================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                  (In Thousands, Except for Per Share Amounts)

                                                                    For the Year Ended
                                                          ------------------------------------------
                                                          December 25,   December 26,  December 28,
                                                              2001          2000          1999
                                                          ------------------------------------------

Net sales                                                   $ 598,017    $ 575,863    $ 585,755
Costs and expenses:
    Costs of sales                                            205,451      202,343      207,696
    Restaurant operating expenses                             283,352      276,974      263,940
    Depreciation and amortization                              27,753       28,574       30,970
    Provision for impaired assets and restaurant closings       2,830        4,310       38,931
                                                          ------------------------------------------
Restaurant costs and expenses                                 519,386      512,201      541,537
                                                          ------------------------------------------
Restaurant operating income                                    78,631       63,662       44,218

General and administrative expenses                            41,933       42,472       38,057
Non-cash stock compensation expense                            19,985         --           --
Contribution - "Dine for America"                               2,124         --           --
                                                          ------------------------------------------
Income from operations                                         14,589       21,190        6,161

Other income, net                                               3,889        2,530        2,190
                                                          ------------------------------------------

Income before income taxes                                     18,478       23,720        8,351
Provision for income taxes                                     (5,222)      (7,590)      (2,950)
                                                          ------------------------------------------

Net income                                                  $  13,256    $  16,130    $   5,401
                                                          ==========================================

                                                          ------------------------------------------
Basic earnings per share                                    $    0.55    $    0.62    $    0.15
                                                          ==========================================

                                                          ------------------------------------------
Diluted earnings per share                                  $    0.52    $    0.61    $    0.15
                                                          ==========================================

See notes to consolidated financial statements.

                                     Lone Star Steakhouse & Saloon, Inc.

                               Consolidated Statements of Stockholders' Equity
                                    (In Thousands, Except Share Amounts)

                                                                    Common Stock           Additional
                                                   Preferred      ---------------------      Paid-In
                                                     Stock        Number       Amount        Capital
                                                   --------------------------------------------------------

Balance, December 29, 1998                              -        38,607,968       $386        $314,366
    Stock options exercised                             -             8,590          1              34
    Common stock purchased and retired                  -        (8,758,005)       (88)        (76,400)
    Comprehensive income:
      Net income                                        -                 -          -               -
      Foreign currency translation adjustments          -                 -          -               -

    Comprehensive income
                                                   --------------------------------------------------------
Balance, December 28, 1999                              -        29,858,553        299         238,000
    Stock options exercised                             -            22,140          1             180
    Common stock purchased and retired                  -        (5,605,074)       (57)        (49,204)
    Cash dividends ($0.375 per share)                   -                 -          -               -
    Comprehensive income:
      Net income                                        -                 -          -               -
      Foreign currency translation adjustments          -                 -          -               -

    Comprehensive income
                                                   --------------------------------------------------------
Balance, December 26, 2000                              -        24,275,619        243         188,976
    Stock options exercised                             -           242,838          2           2,022
    Tax benefit related to options exercised            -                 -          -             381
    Common stock purchased and retired                  -          (468,687)        (5)         (5,140)
    Cash dividends ($.50 per share)                     -                 -          -               -
    Redemption of preference rights                     -                 -          -            (242)
    Non-cash stock compensation expense                 -                 -          -          19,985
    Comprehensive income:
      Net income                                        -                 -          -               -
      Foreign currency translation adjustments          -                 -          -               -

    Comprehensive income                                -                 -          -               -
                                                   --------------------------------------------------------
Balance, December 25, 2001                              -        24,049,770       $240        $205,982
                                                   ========================================================

                                                                Accumulated
                                                                   Other
                                                   Retained    Comprehensive
                                                   Earnings         Loss            Total
                                                   ----------------------------------------------

Balance, December 29, 1998                          $248,522      $(9,833)         $553,441
    Stock options exercised                                -            -                35
    Common stock purchased and retired                     -            -           (76,488)
    Comprehensive income:
      Net income                                       5,401            -             5,401
      Foreign currency translation adjustments             -        1,990             1,990
                                                                                -----------------
    Comprehensive income                                                              7,391
                                                   ----------------------------------------------
Balance, December 28, 1999                           253,923       (7,843)          484,379
    Stock options exercised                                -            -               181
    Common stock purchased and retired                                              (49,261)
    Cash dividends ($0.375 per share)                 (9,630)           -            (9,630)
    Comprehensive income:
      Net income                                      16,130            -            16,130
      Foreign currency translation adjustments             -       (4,016)           (4,016)
                                                                                -----------------
    Comprehensive income                                                             12,114
                                                   ----------------------------------------------
Balance, December 26, 2000                           260,423      (11,859)          437,783
    Stock options exercised                                -            -             2,024
    Tax benefit related to options exercised               -            -               381
    Common stock purchased and retired                     -            -            (5,145)
    Cash dividends ($.50 per share)                  (12,019)           -           (12,019)
    Redemption of preference rights                        -            -              (242)
    Non-cash stock compensation expense                    -            -            19,985
    Comprehensive income:
      Net income                                      13,256            -            13,256
      Foreign currency translation adjustments             -       (1,584)           (1,584)
                                                                                -----------------
    Comprehensive income                                   -            -            11,672
                                                   ----------------------------------------------
Balance, December 25, 2001                          $261,660     $(13,443)         $454,439
                                                   ==============================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                 For the Year Ended
                                                          ------------------------------------------------------------------
                                                              December 25,           December 26,           December 28,
                                                                  2001                   2000                    1999
                                                          ------------------------------------------------------------------
Operating activities
Net income                                                       $13,256                $16,130               $  5,401
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Amortization                                                 2,622                  2,902                  2,800
      Depreciation                                                29,065                 29,669                 30,732
      Non-cash stock compensation                                 19,985                      -                      -

      Provision for impaired assets and restaurant
         closings                                                  2,830                  4,310                 38,931
      Gain on sales of assets                                     (1,873)                (1,304)                     -
      Deferred income taxes                                       (7,248)                  (734)               (13,067)
      Net change in operating assets and liabilities:
         Accounts receivable                                        (626)                   606                    663
         Inventories                                                 206                 (1,335)                 4,485
         Other current assets                                     (1,431)                   702                   (366)
         Accounts payable                                            442                  3,763                  1,181
         Income taxes payable                                     10,715                 (3,313)                 2,078
         Other liabilities                                        (4,515)                (2,051)                (1,952)
                                                          ------------------------------------------------------------------
Net cash provided by operating activities                         63,428                 49,345                 70,886

Investing activities
Purchases of property and equipment                               (3,924)               (21,665)               (34,085)
Proceeds from sales of assets                                     10,098                 10,213                      -
Other                                                               (334)                  (819)                   448
                                                          ------------------------------------------------------------------

Net cash provided by (used in) investing activities                5,840                (12,271)               (33,637)

Financing activities
Net proceeds from issuance of common stock                         2,024                    181                     35
Proceeds from revolver                                                 -                  6,955                      -
Payment on revolver                                                    -                 (6,955)                     -
Common stock repurchased and retired                              (5,145)               (49,261)               (76,488)
Dividends paid                                                   (12,019)                (9,630)                     -
Redemption of preference rights                                     (242)                     -                      -
                                                          ------------------------------------------------------------------
Net cash used in financing activities                            (15,382)               (58,710)               (76,453)

Increase (decrease) in cash and cash equivalents
Effect of exchange rate changes on cash                                4                     (8)                    30
                                                          ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              53,890                (21,644)               (39,174)

Cash and cash equivalents at beginning of year                    29,029                 50,673                 89,847
                                                          -----------------------------------------------------------------

Cash and cash equivalents at end of year                         $82,919                $29,029                $50,673
                                                          ==================================================================

Supplemental disclosure of cash flow information
Cash paid for income taxes                                      $  1,755                $11,484                $14,908
                                                          ==================================================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

                                December 25, 2001

1. Background and Significant Accounting Policies

Background

Lone Star Steakhouse & Saloon, Inc. (the "Company") owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia.  The restaurants serve mesquite-grilled  steaks, ribs, chicken, and fish in a "Texas  Roadhouse"  atmosphere that is positioned to attract local clientele.  In  addition,  the  Company  operates  restaurants  in  the  upscale steakhouse  market through Del Frisco's  Double Eagle Steak House and Sullivan's
Steakhouse. As of December 25, 2001, the Company owns and operates 251 Lone Star
Steakhouse & Saloons in the United States and 25 in Australia.  In addition, the
Company  owns and operates  five Del  Frisco's  Double Eagle Steak Houses and 15
Sullivan's Steakhouses.

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

   o  Concentration of Credit Risk

      The Company's  financial  instruments  exposed to  concentration of credit
      risk  consist   primarily  of  cash  and  short-term   investments   (cash
      equivalents).  The  Company  places  its cash  with  high  credit  quality financial  institutions  and, at times,  such cash may be in excess of the federal depository insurance limit. The Company has cash equivalents

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. Background and Significant Accounting Policies (continued)

      of approximately $63,243 and $21,089 at December 25, 2001 and December 26,
      2000, respectively,  in investment grade securities with municipal, state, and U.S. government agencies.

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
      Realized  and  unrealized  changes  in the fair  values of the  derivative instruments  are  recognized  in income in the  period in which the change occurs.  Realized  and  unrealized  gains  and  losses  related  to  these derivative instruments have not been significant. The Company held no live beef cattle futures  contracts at December 25, 2001. These instruments are with  counterparties  of  high  credit  quality;  therefore,  the  risk of nonperformance by the counterparties is considered to be negligible.

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

   o  Preopening Costs

      Preopening  costs,  including labor costs and costs of hiring and training personnel and certain other costs relating to opening new  restaurants are expensed when the costs are incurred.

   o  Intangible Assets

      Intangible assets include goodwill, intellectual properties, and licensing permits  which are amortized on a  straight-line  basis over the estimated periods of benefit, generally 10 to 20 years. Accumulated amortization for intangible assets as of December 25, 2001 and December 26, 2000 is $12,340
      and $9,975, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. Background and Significant Accounting Policies (continued)

   o  Deferred Compensation Plan

      In connection with the Company's  deferred  compensation plan, the Company has  created  a grantor  trust to which it  contributes  amounts  equal to employee  participants'  qualified  deferrals and the  Company's  matching portion.  The plan is informally funded using life insurance policies held by the grantor  trust.  All assets held by the  grantor  trust  remain the property of the Company; however, the Company does not currently intend to use  such  assets  for any  purpose  other  than to fund  payments  to the participants  pursuant to the terms of the deferred compensation plan. The assets of the Plan consist  principally  of cash  surrender  values of the life insurance  policies.  Because the  investment  assets of the deferred compensation  plan are  assets of the  Company,  and would be  subject  to general claims by creditors in the event of the Company's insolvency,  the accompanying  consolidated  balance  sheet  reflects such  investments  as assets with an offsetting liability for deferred compensation reflected in long-term liabilities.

   o  Impairment of Long-Lived Assets

      Long-lived  assets  and  certain  intangibles,   including  goodwill,  are
      reviewed  for  impairment  whenever  events or  changes  in  circumstances indicate  the  carrying  amount  of an asset may not be  recoverable.  The
      Company reviews applicable intangible assets and long-lived assets related to each  restaurant  on a  periodic  basis.  When  events  or  changes  in circumstances  indicate  an  asset  may not be  recoverable,  the  Company estimates  the future  cash flows  expected  to result from the use of the asset. If the sum of the expected  undiscounted  future cash flows is less than the carrying  value of the asset,  an impairment  loss is recognized.
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

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. Background and Significant Accounting Policies (continued)

   o  Advertising Costs

      Advertising  costs are expensed as incurred.  Advertising  expense for the years ended  December 25, 2001,  December 26, 2000, and December 28, 1999,
      are $18,050, $18,065, and $8,591, respectively.

   o  Accounting for Stock-Based Compensation

      In accordance  with Accounting  Principles  Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring  stock-based  compensation cost which measures  compensation cost as the excess,  if any, of the quoted market price of company  common stock at the grant  date over the  amount  the  employee  must pay for the stock.  Required pro forma disclosures of compensation  expense determined under the fair value method of Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation,  are presented in
      Note 5.

      The Company adopted Financial  Accounting  Standards Board  Interpretation
      No. 44 (FIN 44),  Accounting  for  Certain  Transactions  Involving  Stock
      Compensation,  an Interpretation of APB No. 25, effective July 1, 2000. In accordance with FIN 44, repriced options are accounted for as compensatory options using variable accounting treatment (see Note 5).

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

      In June 2001, the FASB issued SFAS No. 142,  Goodwill and Other Intangible
      Assets,  effective  for fiscal years  beginning  after  December 15, 2001.
      Under  the new  rules,  goodwill  and  intangible  assets  deemed  to have indefinite lives will no longer be amortized but will be subject to annual impairment  tests in accordance  with SFAS No. 142. The Company will apply the new rules on  accounting  for  goodwill  and other  intangible  assets
      beginning   in  the   first   quarter   of   2002.   Application   of  the
      non-amortization  provisions  of SFAS No. 142 is  expected to result in an increase  in net  income in fiscal  2002 of  approximately  $900 ($.04 per share), subject to the identification of separately recognized intangibles which would  continue to be amortized  under the new rules.  During fiscal
      2002, the Company will perform the first of the required  impairment tests of goodwill and indefinite lived intangible assets as of December 26, 2001 and has not yet  determined  what the effect of these tests will be on the consolidated results of operations or financial position of the Company.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. Background and Significant Accounting Policies (continued)

In August 2001,  the FASB issued SFAS No. 144,  Accounting for the Impairment or
Disposal of Long-Lived Assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of, and resolves  significant  implementation  issues that had evolved since the issuance  of SFAS No. 121.  SFAS No. 144 also  establishes  a single  accounting model for  long-lived  assets to be disposed of by sale.  The Company will adopt
SFAS No. 144 in the first  quarter of fiscal  2002.  Adoption of SFAS No. 144 is not expected to have a significant impact on the Company's  consolidated results of operation or financial position.

   o  Fiscal Year

      The  Company  operates  on a 52- or 53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. Fiscal
      2001, 2000, and 1999 each included 52 weeks of operations.

2. Treasury Stock Transactions

The Board of  Directors  has  authorized  the Company to purchase  shares of the
Company's common stock in open market or in privately  negotiated  transactions.
Pursuant to such  authorization,  the Company has purchased 468,687,  5,605,074, and 8,758,005 shares of its common stock at average prices of $10.98, $8.79, and
$8.73  per  share  during  the  fiscal  years  ended  2001,   2000,   and  1999,
respectively. The Company is accounting for the purchases using the constructive retirement method of accounting  wherein the aggregate par value of the stock is charged to the  common  stock  account  and the excess of cost over par value is charged to paid-in capital.

3. Long-Term Revolvers

In August 2001, the Company  expanded its credit  facilities by entering into an unsecured revolving credit agreement with a group of banks led by SunTrust Bank.
The new  credit  facility  allows  the  Company  to  borrow up to  $50,000.  The commitment  terminates at June 30, 2004;  however, it is subject to acceleration in the event of a change of control of the  Company,  as that term is defined in the revolving credit agreement.  At the time of each borrowing,  the Company may elect to pay interest at either the banks published prime rate or a rate

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

3. Long-Term Revolvers (continued)

determined by reference to the Adjusted  LIBOR rate.  The Company is required to achieve certain  financial  ratios and to maintain  certain net worth amounts as defined in the agreement.  The Company is required to pay on a quarterly basis a facility  fee equal to .25% per annum on the daily  unused  amount of the credit facility. At December 25, 2001, there were no borrowings outstanding pursuant to the credit facility.

The Company also has entered into a $5,000  revolving term loan agreement with a bank,  under  which no  borrowings  were  outstanding  at  December  25, 2001 or
December  26,  2000.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

4. Preferred Stock and Redemption of Preference Rights

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

In 1997,  the  Company  issued in the form of a dividend  one  preference  share purchase  right (the "Right" and  Collectively  the  "Rights") for each share of
Company common stock outstanding on October 10, 1997. Each right represented the right to purchase  one-hundredth of a preference share, upon the terms set forth in the rights  agreement  dated October 3, 1997. On November 15, 2001, the Board of Directors  pursuant to the provisions of the rights agreement,  exercised its option to redeem all of the outstanding rights at a redemption price of $.01 per right and the rights were redeemed on December 10, 2001.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

5. Stock Options

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

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123 using the fair value method of that  statement.  The fair value for these  options was estimated at the date of grant using a  Black-Scholes  option pricing model with the following  weighted-average  assumptions for 2001,  2000, and  1999,  respectively:  risk-free  interest  rates of 4.5%,  6.0%,  and 6.0%;
volatility factors of the expected market price of the Company's common stock of
0.488, 0.436, and 0.443; a weighted-average  expected life of the option ranging from four to five years;  and a dividend yield of 3.0% and no yield for 2000 and
1999.

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

5. Stock Options (continued)

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

                                                        2001        2000         1999
                                                   --------------------------------------

    Pro forma net income (loss)                       $23,184      $7,914      $(4,180)
    Pro forma earnings (loss) per share:
      Basic                                              0.96        0.30        (0.12)
      Diluted                                            0.92        0.30        (0.12)

    Weighted-average fair value of options
      granted during the year                            3.72        3.68         3.84

A summary of the Company's stock option activity and related information for the years ended  December 25, 2001,  December 26, 2000,  and December 28, 1999 is as
follows:

                                                       2001                   2000                     1999
                                         -----------------------------------------------------------------------------
                                            Weighted-                 Weighted-               Weighted-
                                             Average                   Average                 Average
                                            Exercise       Options    Exercise     Options    Exercise       Options
                                             Price          (000)       Price       (000)        Price        (000)
                                         -----------------------------------------------------------------------------
    Outstanding at beginning of year          $  9.57       7,827
                                                                        $16.57      6,456       $16.91        6,982
         Granted                                10.44         461         8.55      6,394         8.15          616
         Exercised                               8.33        (243)        8.16        (22)        4.01           (9)
         Canceled                                9.09        (126)       17.32     (5,001)       13.04       (1,133)
                                         --------------------------              ----------                -----------
    Outstanding at end of year                $  9.67       7,919         9.57      7,827        16.57        6,456
                                                         ==========              ==========                ===========

On January 7, 2000,  the Board of Directors  approved the repricing of 4,591,757 options held by certain current  employees,  including  officers of the Company, with an exercise  price in excess of the closing price of the  Company's  common stock on that date of $8.47.  Other than the change in the exercise price, there was no other change in the terms of the original options as granted.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

5. Stock Options (continued)

On September 10, 1999, the Company  repriced  148,400 options where the previous exercise  price  of the  options  was in  excess  of the  closing  price  of the
Company's  stock on that date of $7.94.  The  options  were held by  nonemployee directors.  The  terms of the  repriced  options  were the same as the  original options, except that the expiration date was extended five years.

Financial  Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting
for Certain Transactions Involving Stock Compensation,  an Interpretation of APB
No. 25, became effective July 1, 2000. FIN 44 requires, among other things, that stock  options,  which have been modified  after December 15, 1998 to reduce the exercise  price, be accounted for as variable.  Under variable plan  accounting, compensation  expense is adjusted for  increases or decreases in the fair market value of the  Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share which was the initial base period fair value used to measure the non-cash stock compensation  charge or benefit at July
1, 2000.  Variable plan  accounting is applied to the modified  awards until the options are exercised,  forfeited, or expire unexercised. The options which were repriced in fiscal 1999 and 2000 are subject to the accounting provisions of FIN
44, and at December  25,  2001,  outstanding  options to purchase  approximately
4,628,000  shares were affected by this accounting  requirement.  As a result of the  application of FIN 44, the Company  recorded  non-cash  stock  compensation expense of $19,985 in fiscal 2001. In future periods, the Company will record an additional  non-cash  charge or benefit  related to the  repriced  options  then outstanding  based  upon the  change  in the  Company's  common  stock  price as compared to the last reporting  period.  If the Company's  common stock price at the beginning and end of any reporting period is less than $10.125, no charge or benefit will be reflected.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

5. Stock Options (continued)

For  options  outstanding  as of  December  25,  2001,  the  number of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                               Options Outstanding
   -----------------------------------------------------------------------------
                                      Number          Weighted-    Weighted-
                                  Outstanding at      Average       Average
                                   December 25,       Exercise     Remaining
   Range of Prices                    2001             Price     Contract Life
   -----------------------------------------------------------------------------

   $3.38 to $7.94                    220,267          $  7.41     3.45 years
   $8.00 to $17.94                 6,859,760             8.69     5.09 years
   $18.25 to $18.81                  839,448            18.28     3.10 years

The number of shares and weighted-average  exercise price of options exercisable at December 25, 2001 are as follows:

                               Options Exercisable
   -----------------------------------------------------------------------------
                                                    Number           Weighted-
                                                Exercisable at        Average
                                                  December 25,        Exercise
   Range of Prices                                   2001              Price
   -----------------------------------------------------------------------------

   $3.38 to $7.94                                   169,753         $  7.40
   $8.00 to $17.94                                5,353,454            8.54
   $18.25 to $18.81                                 839,448           18.28

6. Related-Party Transactions

The Company  leases on a  month-to-month  basis  parking lot space and  document storage  space and prior to April 1, 2001,  meeting  room space,  from  entities owned by Jamie B. Coulter,  the Company's Chief Executive Officer.  Total rental fees paid to these related  entities in 2001,  2000, and 1999 were $37, $30, and
$47,  respectively.  In addition,  in 2001, 2000, and 1999 the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter totaling
$2, $56, and $8, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

6. Related-Party Transactions (continued)

The Company  believes  the charges  reimbursed  are at least as favorable as the charges  that would have been  incurred for similar  services or purchases  from unaffiliated third parties.

7. Leases

The Company leases  certain  facilities  under  noncancelable  operating  leases having terms expiring  between 2002 and 2025. The leases have renewal clauses of five to 20  years,  which  are  exercisable  at the  option  of the  lessee.  In addition,  certain leases contain escalation clauses based on a fixed percentage increase and provisions  for  contingent  rentals based on a percentage of gross revenues,  as defined.  Total  rental  expense for the fiscal  years ended 2001,
2000,  and 1999 was  $12,619,  $12,310,  and  $11,575,  respectively,  including contingent rentals of approximately $444, $228, and $266, respectively.

Lease payments under  noncancelable  operating  leases for each of the next five years and in the aggregate are as follows at December 25, 2001:

                                                        Operating
                                                          Leases
                                                      ------------

    2001                                                $11,595
    2002                                                  9,566
    2003                                                  6,836
    2004                                                  4,069
    2005                                                  2,260
    Thereafter                                            4,465
                                                      ------------
    Total minimum lease payments                        $38,791
                                                      ============

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   2001        2000         1999
                                                             ----------------------------------------
    Numerator:

      Numerator for basic and diluted earnings
          per share - income available to
           common stockholders                                $    13,256   $    16,130   $     5,401
                                                             ========================================

     Denominator:
       Denominator for basic earnings per
         share - weighted-average shares                       24,036,942    26,189,600    35,089,084
       Effect of dilutive employee stock
         options                                                1,287,214       296,333       101,207
                                                             ----------------------------------------
     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares                                                  25,324,156    26,485,933    35,190,291
                                                             ========================================

     Basic earnings per share                                 $      0.55   $      0.62   $      0.15
                                                             ========================================

     Diluted earnings per share                               $      0.52   $      0.61   $      0.15
                                                             ========================================

9. Income Taxes

The components of the provision for income taxes consist of the following:

                                                 2001             2000           1999
                                            ----------------------------------------------
    Current tax expense:
      Federal                                  $10,714          $6,997          $14,526
      State                                      1,756           1,327            1,491
                                            ----------------------------------------------
    Total current                               12,470           8,324           16,017

    Deferred tax expense (benefit):
      Federal                                   (7,007)            137          (17,861)
      Foreign                                      536            (886)           6,981
      State                                       (777)             15           (2,187)
                                            ----------------------------------------------
    Total deferred                              (7,248)           (734)         (13,067)
                                            ----------------------------------------------
    Total provision for income taxes          $  5,222          $7,590         $  2,950
                                            ==============================================

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

9. Income Taxes (continued)

The  difference  between  the  reported  provision  for  income  taxes and taxes determined by applying the applicable U.S. federal  statutory income tax rate to income before taxes is reconciled as follows:

                                                        2001                  2000                   1999
                                                -----------------------------------------------------------------
                                                  Amount       Rate     Amount       Rate      Amount       Rate
                                                -----------------------------------------------------------------
     Income tax expense at federal statutory
        rate                                     $ 6,467         35%    $ 8,302         35%    $ 2,923         35%
     State tax expense, net                          635          3         878          4       1,105         13
     Valuation allowance                            --         --          --         --            78          3

     Other items, net, principally tip credits    (1,880)       (10)     (1,590)        (7)     (1,156)       (16)
                                                -----------------------------------------------------------------

     Actual provision for income taxes           $ 5,222         28%    $ 7,590         32%    $ 2,950         35%
                                                =================================================================

Deferred income taxes reflect the net effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and amounts used for income tax purposes.

Significant  components  of deferred tax  liabilities  and assets are  presented below:

                                                             December 25, 2001         December 26, 2000
                                                        -------------------------------------------------
    Deferred tax assets:
      Foreign NOL carryforward                                 $10,854                    $  7,612
      Preopening costs                                             154                       1,077
      Accrued liabilities                                        1,510                       1,107
      Stock based compensation                                   7,480
      Deferred compensation                                      1,903                         930
      Other                                                      1,601                       2,183
                                                        -------------------------------------------------
                                                                23,502                      12,909
    Valuation allowance                                         (3,839)                     (3,839)
                                                        -------------------------------------------------
    Total deferred tax assets                                   19,663                       9,070
    Deferred tax liabilities:
      Property and equipment                                     4,578                       1,814
      Basis differences in foreign investments                   2,185                       2,185
      Other                                                        775                         194
                                                        -------------------------------------------------
    Total deferred tax liabilities                               7,538                       4,193
                                                        -------------------------------------------------
    Net deferred tax assets                                    $12,125                    $  4,877
                                                        =================================================

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

9. Income Taxes (continued)

As of December 25, 2001, the Company has net operating loss (NOL)  carryforwards of  approximately  $26,563 for foreign tax purposes with  indefinite  expiration dates.

The valuation allowance for deferred tax assets at December 25, 2001 was $3,839.
The valuation  allowance is unchanged  for the year ended  December 25, 2001 and
December 26, 2000.  In assessing the  realizability  of the deferred tax assets, the Company  considers  whether it is more likely than not that some  portion or all of the deferred tax assets will not be realized. The ultimate realization of the  deferred  tax  assets  associated  with the  Foreign  NOL  carryforward  is dependent on the  generation of future  taxable  income in Australia  during the periods  in which the  underlying  temporary  differences  can be used to offset taxable income.  The Company has considered the projected  future taxable income and tax planning  strategies  in making this  assessment.  Based on the relevant factors  considered,  the  Company  believes  it is more likely than not it will realize the benefits of the deferred tax assets,  net of the existing  valuation allowance, at December 25, 2001.

Pretax net loss attributable to foreign operations was $3,510 and $9,274 for the years ended December 25, 2001 and December 26, 2000, respectively.

10. Provision for Impaired Assets and Restaurant Closings

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

In the fourth  quarter of 2001,  the Company  recorded a provision of $2,552 for the write-down of impaired assets relating primarily to certain  underperforming
Australian  restaurants.  In  addition,  a  charge  of  $278  was  recorded  for severance,  rents, and certain other costs associated with closing an Australian restaurant.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

10. Provision for Impaired Assets and Restaurant Closings (continued)

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

To the extent there are "assets  held for  disposal"  recorded in the  Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market  value less  estimated  selling  costs.  The remaining carrying value of the related assets is not significant. Net sales for all closed  restaurants  included in the Company's  operating results were $611,
$7,026,  and $33,143 and  operating  losses at the  restaurant  level were $112,
$860, and $4,186 for the years ended 2001, 2000, and 1999, respectively.

11. Retirement Plans

In August 1999,  the Company  approved  the adoption of two plans which  provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified  deferred  compensation  plan
(the Plans).  Under the Plans,  employees who meet minimum service  requirements and elect to participate may make  contributions  of their annual salaries of up to 15% under the 401(k) plan and up to 80% under the deferred compensation plan.
The Company may make additional  contributions at the discretion of the Board of
Directors.  The Plans were effective beginning October 7, 1999, and during 2001,
2000 and 1999, the Company's  contributions to the Plans were $1,978, $1,953 and
$475, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

12. Quarterly Financial Summaries (Unaudited)

The following table summarizes the unaudited  consolidated  quarterly results of operations for fiscal 2001 and 2000:

                                             1st         2nd          3rd          4th
                                           Quarter     Quarter      Quarter      Quarter
                                          ----------------------------------------------
    2001
    Net sales                             $ 143,753   $ 136,069    $ 136,465   $ 181,730
    Restaurant operating income (c)          19,691      15,693       16,837      26,410
    Net income (loss) (a), (b), and (c)       8,240      (5,320)       7,016       3,320
    Basic earnings (loss) per share            0.34       (0.22)        0.29        0.14
    Diluted earnings (loss) per share          0.34       (0.22)        0.28        0.13

   (a)   The  second,   third,   and  fourth  quarters  include  non-cash  stock
         compensation charges (credits) net of income taxes of $9,094, $(2,053), and $5,450, respectively.

   (b)   The fourth quarter  includes a charge net of income taxes of $1,327 for the Company's contribution to the American Red Cross in connection with the restaurant  industry's  "Dine for America" fund raising  program as the Company  contributed  100% of its  restaurant  sales on October 11,
         2001.

   (c)   The fourth  quarter of fiscal  2001  includes a charge to  earnings  of
         $2,830  ($1,822  net of income tax)  related to a  provision  for asset impairment  and  store  closing  costs  for  certain  under  performing restaurants, principally in Australia.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

12. Quarterly Financial Summaries (Unaudited) (continued)

                                                 1st       2nd        3rd        4th
                                               Quarter   Quarter    Quarter    Quarter
                                              -----------------------------------------
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

13. Other Income, Net

The components of other income, net are as follows:

                                     2001            2000            1999
                               -----------------------------------------------

    Interest income                 $2,055         $1,431           $2,171
    Interest expense                   (39)          (327)               -
    Gain on sale of assets           1,873          1,304                -
    Other                                -            122               19
                               -----------------------------------------------
                                    $3,889         $2,530           $2,190
                               ===============================================

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (All Amounts in Thousands, Except Share and Per Share Amounts)

14. Litigation

California Public Employees  Retirement System  ("CalPERS") filed a shareholders derivative  action on  October  16,  2001  against  certain  present  and former
Directors  alleging  breach of  fiduciary  duties by certain  present and former
Directors and that certain of such  defendants  were unjustly  enriched  through related party  transactions  and by the  repricing of stock  options  previously issued.  The  lawsuit  also seeks to prevent  enforcement  of certain  change of
control  agreements  granted  to  executive  officers  of  the  Company,   seeks
declaratory  and injunctive  relief and seeks damages to be paid to the Company.
The Company is a nominal defendant.

On January  9, 2002,  CalPERS  filed an amended  complaint  and added a claim to attempt to certify a class action based on their  allegation that a provision in the change of control agreements  violates Delaware law. A motion to dismiss was filed by certain  defendants on February 8, 2002,  seeking to dismiss all claims of CalPERS.  Discovery has been stayed pending a court decision on the motion to dismiss.

The Company is involved from time to time in litigation  arising in the ordinary course of business as well as the matter set forth above.  The Company  believes the  outcome  of such  matters  will not have a material  adverse  effect on its consolidated financial position or results of operations.

15. Subsequent Events

On January 8, 2002, the Board of Directors declared the Company's quarterly cash dividend of $.15 per share,  payable February 1, 2002, to stockholders of record on January 18, 2002.

