Form 10-K/A
period 2001-12-25
LONE STAR STEAKHOUSE & SALOON INC
filed 2002-04-24
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 25, 2001
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

            As of March 19, 2001,  there were 24,333,233  shares  outstanding of the Registrant's Common Stock.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

            The  following  table sets forth the names and ages of the Directors of the Company:

        Name                                           Age

Clark R. Mandigo                                       58
John D. White                                          54
Fred B. Chaney                                         65
William B. Greene, Jr.                                 64
Guy W. Adams                                           50
Thomas C. Lasorda                                      74
Michael A. Ledeen                                      60
Mark G. Saltzgaber                                     34

            Clark R.  Mandigo has been the  Chairman of the Board of the Company since July 2001 and a Director of the Company since March 1992.  Mr. Mandigo has been a Papa  John's  Pizza  franchisee  since  1995.  From 1986 to 1991,  he was
President,  Chief  Executive  Officer and Director of Intelogic  Trace,  Inc., a
corporation   engaged  in  the  sale,   lease  and  support  of   computer   and
communications  systems and equipment.  From 1985 to 1997, Mr. Mandigo served on the Board of Directors of Physician  Corporation  of America,  a managed  health care company and from 1993 to 1997,  Mr.  Mandigo  served on the Board of Palmer
Wireless,  Inc., a cellular  telephone  system operator.  Mr. Mandigo  currently serves on the Board of Directors of Horizon Organic Holdings  Corporation and as
a Trustee of Accolade Funds.

            John D. White is Executive Vice President,  Treasurer and a Director
of the Company,  and was the Chief Financial Officer from 1992 to 1999. Prior to joining the Company,  Mr. White was employed as Senior Vice President of Finance for Coulter  Enterprises,  Inc. Prior to that, Mr. White was a senior manager or principal with Arthur Young & Company and taught management  development and computer auditing seminars in their National Training Program.  Mr. White earned a BBA in accounting  from Wichita State  University in 1970 and is a graduate of the Stanford Executive Program.

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

            William B.  Greene,  Jr. has been a member of the Board of Directors since August 1999. At the age of 26, Mr. Greene was the youngest bank  President and CEO in the United States and formed the first statewide banking organization in the history of Tennessee,  United Tennessee Bancshares  Corporation.  He also served as a director of the Northwestern  Financial Corporation that spearheaded the first major banking consolidation in America with the merger of Northwestern
Bank and First Union Bank now referred to as the First Union  Corporation,  soon to become Wachovia.  Mr. Greene is Chairman of the Wake Forest  University Board
of Trustees and Chairman of the Wake Forest University Trustee Investment Policy
Committee   for  the  last  eight  years,   which   oversees  the   University's
billion-dollar  endowment.  Mr. Greene is also a member of the Board of Trustees of Milligan College where he recently received his Honorary Doctor of Economics.
Mr. Greene was a member of the Young Presidents' Organization for eighteen years and  in  1998  served  as  International  President  of  the  World  Presidents'

Organization,  the  graduate  school of YPO.  Mr.  Greene is a graduate  of Wake
Forest University with a B.S. Degree in Philosophy,  Psychology and History. Mr.
Greene did post  graduate  work at Wake Forest  University,  the  University  of
Illinois,  and Harvard  University.  He is a graduate of the Bank  Marketing and
Public  Relations  School at  Northwestern  University,  and a  graduate  of the
Stonier  Graduate  School of  Banking  at Rutgers  University.  Mr.  Greene is a
Director of the JDN Corporation,  a Real Estate Investment Trust on the New York
Stock Exchange where he is Chairman of the Compensation Committee.

            Guy W. Adams has been a Director of the Company since July 2001. Mr.
Adams  is  President  and  Owner  of  GWA  Capital  (1996  to  present),  a Sole
Proprietorship,   investing  his  own  capital  in  public  and  private  equity transactions.  Mr. Adams also  consults  with  entities  seeking to refinance or recapitalize.  Previously,  Mr.  Adams  served  as  an  Investment  Manager  and
Financial  Advisor to Pacific  Theatres  Corporation and its affiliates  (1989 -
1995)  investing in public and private equity  transactions.  The Corporation is privately owned by the Forman family  (formerly,  Forbes:  400 Richest People in
America). He is a graduate of Louisiana State University, Bachelor of Science in
Engineering,  1974 and Harvard  Graduate School of Business  Masters of Business
Administration, 1984.

            Thomas C. Lasorda has been a Director of the Company since  November
2001. Mr. Lasorda, a member of the Baseball Hall of Fame, has been a Senior Vice
President of the Los Angeles Dodgers since February 1998 and prior thereto was a
Vice  President  of such team since July  1996.  He was the  manager of the gold medal winning  United States  Baseball Team for the 2000 Summer Olympic Games in
Sydney, Australia and was the manager of the Los Angeles Dodgers for 20 years.

            Michael A. Ledeen has been a director of the Company since  November
2001.  Mr.  Ledeen  has been a  resident  scholar  in the  Freedom  Chair at the
American Enterprise Institute since 1989 and the Vice Chairman of the U.S.-China
Security Review  Commission  since 2001. An expert in  contemporary  history and international  affairs,  Mr. Ledeen is a frequent contributor to the Wall Street
Journal,  the Weekly Standard,  National Review,  and Commentary and serves as a
foreign   affairs   editor  of  the  American   Spectator.   During  the  Reagan
administration,  from 1981 to 1987, Mr. Ledeen held numerous positions including a consultant to the National  Security  Adviser,  the Office of the Secretary of
Defense,  and the State Department and was a special adviser to the Secretary of
State.  Mr.  Ledeen is the author of seventeen  books,  including  most recently
Tocqueville on American Character (St. Martin's Press, 2000).

            Mark G. Saltzgaber has been a director of the Company since November
2001. Mr. Saltzgaber is an experienced  investment  banker,  advisor and private equity  investor in the  restaurant  industry.  He is currently  an  independent consultant to emerging restaurant chains and a venture partner of Dorset Capital
Management,  LLC, a consumer-focused  private equity firm he co-founded in 1999.
Prior to Dorset Capital,  Mr.  Saltzgaber was a Managing  Director in the Equity
Capital Markets Department at Montgomery Securities where he was responsible for advising  consumer growth  companies.  Prior to that, Mr.  Saltzgaber was also a
Principal and Co-Director of the restaurant investment banking practice group at
Montgomery Securities. Mr. Saltzgaber is currently a director of Pasta Pomodoro,
Inc.

            In  addition  to Mr.  White,  the other  Executive  Officers  of the
Company are as follows:

            Jamie B. Coulter,  61, has served as Chief Executive  Officer of the
Company  since  January  1992,  served as President of the Company from January,
1992 to June,  1995 and served as Chairman  from January 1992 to July 2001.  Mr.
Coulter received the Nation's Restaurant News Golden Chain Award in 1995 and its
Hot Concept Award in 1997.  Mr.  Coulter was inducted into the Pizza Hut Hall of
Fame in 1993, received INC. Magazine's Midwest Region Master Entrepreneur of the
Year in 1993, and was Restaurants & Institutions CEO of the Year in 1996.

            Mr.  Coulter  currently  serves as a  director  of the  Federal  Law
Enforcement Foundation and Empower America. Mr. Coulter has previously served as
Chairman of the Board of Directors of the Young  Presidents'  Organization.  Mr.
Coulter  received a BS degree in Business from Wichita State  University in 1963 and was a graduate of the Stanford University Executive Program in 1990.

            Tomlinson D. O'Connell, 33, joined the Company in 1995, and has been
Senior Vice President of Operations - Lone Star Steakhouse  &  Saloon,  Inc.
since December of 1999. Mr. O'Connell is currently responsible for the operation of 249 domestic Lone Star Steakhouse & Saloon restaurants. Mr. O'Connell was with the Ritz-Carlton  Hotel Company from 1992 to 1995.  During his tenure there the company was awarded the Malcolm Baldrige Award. Additionally,  Mr. O'Connell
was  selected to be a member of the opening team for the  Ritz-Carlton  Hotel in
Seoul, Korea. Mr. O'Connell graduated from the University of Nevada at Las Vegas in 1992 with a Bachelor of Science degree in Hotel Administration.

            Gerald T. Aaron,  61, has been  Senior Vice  President - Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General  Counsel for Coulter  Enterprises,  Inc.  From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice President - Counsel for Pizza Hut, Inc. and
from 1984 to 1989, Mr. Aaron was President of International  Pizza Hut Franchise
Holders Association.

            Jeff Bracken,  36, has been Vice President of Operations - Lone Star
Steakhouse  &  Saloon since May 1999. Mr. Bracken has worked for the Company since 1996, previously as a Regional Manager.

            Deidra  Lincoln,  42, has been Vice  President of  Operations -- Del
Frisco's  since  January,  2000.  Ms.  Lincoln is the co-founder of Del Frisco's
Double Eagle Steak House ("Del Frisco's"),  which was acquired by the Company in
1995. Since 1995, Ms. Lincoln has served in various managerial capacities and is responsible for all of the Company's Del Frisco's operations.

            Randall  H.  Pierce,  62, has been  Chief  Financial  Officer of the
Company  since  February,  2000.  Mr. Pierce is a CPA and was a partner of Ernst
&  Young, LLP from 1974 to 1997.  During Mr. Pierce's tenure in the Wichita,
Kansas  office  with Ernst  &  Young,  LLP,  Mr.  Pierce  served as an Audit
Engagement  Partner from 1974 to 1997 and Office  Managing  Partner from 1996 to
1997. Mr. Pierce served as Office  Director of Accounting and Auditing from 1974 through 1997. Mr. Pierce's  duties  included  serving clients in both the public and private  sectors in matters  related to  accounting,  auditing  and business matters  as well  as  providing  technical  advice  and  consultation  to  other accounting  professionals in the office.  From 1997 through  January,  2000, Mr.
Pierce  served as a financial and business  consultant  focusing on advising and
negotiating   merger  and   acquisition   transactions,   sale  and  disposition
transactions and general business strategies.

Item 11.     EXECUTIVE COMPENSATION

            The following table sets forth, for the fiscal years indicated,  all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company
(collectively  with the CEO the "Named  Executive  Officers") other than the CEO whose salary and bonus  exceeded  $100,000 with respect to the fiscal year ended
December 25, 2001.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                                       Long Term Compensation
                                                                               Other
                                                                               Annual      Number of Securities
                                                                            Compensation    Underlying Options       All Other
         Name and Principal Position     Year      Salary       Bonus($)         (1)          (# of Shares)         Compensation(2)
         ---------------------------     ----      ------       --------   -------------    ------------------      ---------------

Jamie B. Coulter                         2001     $750,000     $226,500(3)       $97,473            -                  $97,650
 Chief Executive Officer                 2000     $750,000     $226,642(4)          -               -                  $72,265
                                         1999     $300,000          -               -               -                  $ 7,219

John D. White                            2001     $600,000     $181,500(3)          -               -                  $78,150
Executive Vice President                 2000     $600,000     $181,500(4)          -               -                  $57,842
Treasurer                                1999     $283,000          -               -               -                  $ 6,681

Tomlinson D. O'Connell                   2001     $200,000     $301,500(3)          -               _                  $50,150
Senior Vice President of Operations      2000     $200,000      $53,753(4)          -               _                  $23,106
                                         1999     $139,773      $45,000(5)          -            81,479                $ 3,381

Gerald T. Aaron                          2001     $250,000      $76,500(3)          -               -                  $25,000
Senior Vice President                    2000     $250,000      $76,500(4)          -               -                  $24,039
Counsel & Secretary                  1999     $228,000          -               -               -                  $ 3,946

Jeff Bracken                             2001     $175,000      $89,000(3)          -               -                  $50,150
Vice President of Operations -           2000     $175,000      $93,914(4)          -               -                  $29,875
Lone Star Steakhouse Saloon              1999     $145,000          -               -           106,429                $ 3,381

-------------------

(1)         As to Named  Executive  Officers,  perquisites  and  other  personal benefits,  securities or property  received by each Named  Executive
            Officer  did not  exceed  the lesser of $50,000 or 10% of such Named
            Executive  Officer's  annual  salary and bonus with the exception of the  CEO  who  received  benefits  primarily  relating  to  tax  and accounting  services provided by Company personnel ($67,700) and the balance  was for  reimbursement  for certain  medical (i)  insurance premiums and (ii) expenses.

(2)         Represents  fifty  percent  matching  contributions  by the  Company pursuant to the Company's  Deferred  Compensation  Plan which became effective October 7, 1999.
(3)         Such bonus was paid in 2002 for services performed in 2001.
(4)         Such bonus was paid in 2001 for services performed in 2000.
(5)         Such bonus was paid in 2000 for services performed in 1999.

Option Grants in Last Fiscal Year

            No options  were granted to the CEO or any Named  Executive  Officer for services rendered during the fiscal year ended December 25, 2001.

Option Exercise Table

            No options were  exercised by the CEO and the other Named  Executive
Officers  during  the  fiscal  year  ended  December  25,  2001  except for T.D.
O'Connell.  The  following  table  sets  forth  certain  information  concerning unexercised  options held as of December 25, 2001 by the CEO and the other Named
Executive Officers.  At December 24, 2001 (the market was closed on December 25,
2001),  the closing  price of the  Company's  Common  Stock,  as reported by the
Nasdaq National Market, was $14.37.

                          FISCAL YEAR-END OPTION VALUES

                            Shares Acquired                      Number of Securities                 Value of Unexercised
                                  on            Value Realized   Underlying Unexercised               In-the-Money Options at
                               Exercise              (1)         Options at December 25, 2001         December 25, 2001 ($)
                               --------              ---         ----------------------------         ---------------------

Name                                                             Exercisable      Unexercisable       Exercisable     Unexercisable
----                                                             -----------      ------------        -----------     ------------

Jamie B. Coulter                  --                  --            2,600,000          -0-            $15,343,250          -0-

John D. White                     --                  --            1,000,000          -0-            $ 5,901,250          -0-

Tomlinson D. O'Connell          12,794             $31,768             98,258        102,985          $   586,777       $585,410

Gerald T. Aaron                   --                  --              575,000          -0-            $ 3,393,219          -0-

Jeff Bracken                      --                  --               86,430         39,999          $   507,018       $224,374

(1)         Based on the  difference  between the exercise  price of the options and the closing  price of a share of Common Stock on April 19, 2001, the date of exercise, as reported on the Nasdaq National Market.

Directors Compensation

            Directors who are not employees of the Company receive an annual fee of $5,000 and a fee of $1,250 for each Board of Directors meeting attended and are reimbursed for their expenses. Employees who are Directors are not entitled to any compensation for their service as a Director. Non-employee Directors are also entitled to receive grants of options under the Company's 1992 Directors
Stock Option Plan the ("Director's Plan"). Upon election to the Board of
Directors, each director who is not an executive officer is granted a one-time stock option to acquire 40,000 shares of Common Stock and receives an annual grant of 6,800 shares one day after the end of the Company's fiscal year. The exercise price for such shares is equal to the closing sale price of the Common
Stock as reported on the NASDAQ National Market on the date of grant. The
Directors Plan has expired and the Company has not made a determination as to whether to adopt a new plan, subject to requisite approval. Currently, options to purchase an aggregate of 488,400 shares of Common Stock are outstanding under the Directors Plan at exercise prices ranging from $6.688 per share to $18.81 per share. On December 26, 2001, the Company's outside Directors were automatically granted options to purchase an aggregate of 47,600 shares of
Common Stock under the Directors Plan at an exercise price of $14.80 per share.

Employment Agreements

            The Company has entered into separate  employment  agreements,  with each of Messrs. White, Aaron, O'Connell and Bracken, dated as of March 22, 2000, providing for the employment of such  individuals  as Executive Vice  President,
Senior Vice  President - Counsel and Senior Vice  President of Operations - Lone
Star  Steakhouse  &  Saloon,  Vice  President  of  Operations  -  Lone  Star
Steakhouse & Saloon, Inc., respectively.  Each employment agreement provides that the officer shall devote  substantially all of his professional time to the business of the Company. The Employment  Agreements provide base salaries in the amount of $600,000, $228,000, $200,000 and $175,000,  respectively,  for Messrs.
White, Aaron,  O'Connell and Bracken,  subject to increases as determined by the
Board of Directors.  Each agreement  terminates in March,  2003, but the Company has the option to extend the term annually for additional one year periods. Each
agreement  contains   non-competition,   confidentiality  and   non-solicitation
provisions which apply for twenty-four months after cessation of employment.

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
Coulter with the right to replace all stock options  whether  vested or not with fully  vested  stock  options  (all of Mr.  Coulter's  stock  options  are fully vested),  or alternatively  the right to receive a cash payment for surrendering the options  equal to the  difference  between the full  exercise  price of each option  surrendered  and the greater of the price per share paid by the acquirer in the change of control transaction or the market price of the Company's Common
Stock  on the  date  of  the  change  of  control.  The  benefits  also  include transferring  ownership of any Company automobile which is primarily used by Mr.
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
White,  Aaron,  O'Connell and Bracken.  Unlike Mr.  Coulter's  Change of Control
Contract,  severance payments and benefits (other than the stock option benefit)
require  a second  event to occur  within  730 days from the  change of  control before  severance  payments  are  due.  The  second  event  includes  any of the following,  involuntary termination (other than for cause, death or disability), relocation or a diminution in the  responsibility,  authority or compensation of the executive officer. If there is a change of control and any such second event occurs,  Messrs.  White, Aaron,  O'Connell and Bracken have the right to receive benefits substantially similar to those described above.

Compensation Committee Interlocks

            The Compensation  Committee consists of Messrs.  Chaney, Mandigo and
Greene. See "Certain  Relationships and Related  Transactions" for a description of a transaction between Mr. Mandigo's son and the Company.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information  concerning  ownership of the  Company's  Common  Stock,  as of April 5, 2002, by each person known by the
Company to be the  beneficial  owner of more than five percent of the  Company's
Common Stock, $.01 par value (the "Common Stock") each director,  each executive officer as defined in Item  402(a)(3) of Regulation S-K and by all directors and executive officers of the Company as a group.  Unless otherwise  indicated,  the address for five percent  stockholders,  directors and executive officers of the
Company is 224 East Douglas, Suite 700, Wichita, Kansas 67202-3414.

                                                   Shares
Name and Address of Beneficial Owner           Beneficially Held         Percentage of Class
------------------------------------           -----------------         -------------------
Jamie B. Coulter                                 4,995,393(1)                    18.5%
John D. White                                    1,148,025(2)                     4.5%
Gerald T. Aaron                                    612,707(3)                     2.5%
Tomlinson D. O'Connell                             126,418(4)                       *

Jeff Bracken                                        95,096(5)                       *
Fred B. Chaney                                      74,135(6)                       *
William B. Greene, Jr.                              34,968(7)                       *
Clark R. Mandigo                                   126,401(8)                       *
Guy W. Adams                                         1,100                          *
Mark G. Saltzgaber                                       -                          -
Thomas Lasorda                                           -                          -
Michael Ledeen                                           -                          -
Dimensional Fund Advisors Inc.                   2,006,900(9)                     8.2%
Barclays Global Investors, N.A.                  1,247,579(10)                    5.1%
Pioneer Investment Management, Inc.              1,309,700(11)                    5.4%
Pioneer Global Asset Management                  1,318,000(12)                    5.4%
All directors and executive officers as
a group (14) persons (1-8)                       7,498,889(13)                   25.7%

* Less than 1%

(1)         Includes presently  exercisable options to purchase 2,600,000 shares of Common Stock.

(2)         Includes presently  exercisable options to purchase 1,000,000 shares of Common Stock.

(3)         Includes presently exercisable options to purchase 575,000 shares of
            Common Stock.

(4)         Includes presently exercisable options to purchase 125,418 shares of
            Common Stock.

(6)         Includes presently  exercisable options to purchase 93,096 shares of
            Common Stock.

(6)         Includes presently  exercisable options to purchase 70,135 shares of
            Common Stock.

(7)         Includes presently  exercisable options to purchase 33,468 shares of
            Common Stock.

(8)         Includes presently  exercisable options to purchase 96,401 shares of
            Common Stock.

(9)         Based on a Schedule 13G filed in December,  2001,  Dimensional  Fund
            Advisors Inc.  beneficially  holds 2,026,300 shares of the Company's
            Common Stock.  The address of Dimensional Fund Advisors Inc. is 1299
            Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(10)        Based on a Schedule  13G filed in  February  2002,  Barclays  Global
            Investors, N.A. beneficially holds 1,247,579 shares of the Company's
            Common Stock. The address of Barclays Global  Investors,  N.A. is 45
            Fremont Street, San Francisco, CA 94105.

(11)        Based on a Schedule 13G filed in January  2001,  Pioneer  Investment
            Management,   Inc.   beneficially  holds  1,309,700  shares  of  the
            Company's   Common   Stock.   The  address  of  Pioneer   Investment
            Management, Inc. is 60 State Street, Boston, MA 02109.

(12)        Based on a Schedule 13G filed in December 2001, Pioneer Global Asset
            Management  beneficially  holds  1,318,000  shares of the  Company's
            Common  Stock.  The address of Pioneer  Global Asset  Management  is
            Galleria San Carlo 6, 20122 Milan Italy.

(13)        Includes presently  exercisable options to purchase 4,870,379 shares of Common Stock,  which includes  presently  exercisable  options to purchase 276,861 shares of Common Stock held by executive  officers, who are not specifically  identified in the Security Ownership Table above.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The adult sons of each of Clark R.  Mandigo  and Gerald T. Aaron are employed by the Company as a general manager and district manager, respectively.
The Company has a total of 280 general managers and 31 district managers.  Total compensation in 2001 payable to the adult sons of Messrs. Mandigo and Aaron were
$91,546.01 and $75,749.96, respectively.

SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONE STAR STEAKHOUSE & SALOON, INC.

                                       By: /s/ John D. White
                                           ------------------------------------
                                            John D. White, Executive
                                            Vice President

Dated: April 23, 2002