Form 10-Q
period 2002-03-19
LONE STAR STEAKHOUSE & SALOON INC
filed 2002-05-03
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For quarter ended                              Commission file number
         March 19, 2002                                     0-19907
         --------------                                     -------

                     LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  48-1109495
             --------                                  ----------
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

                 Class                           Outstanding at April 26, 2002
Common Stock, $.01 par value                          24,754,980 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at March 19, 2002 and December 25, 2001                               2

      Condensed Consolidated Statements of
      Operations for the twelve weeks ended
      March 19, 2002 and March 20, 2001                                     3

      Condensed Consolidated Statements of
      Cash Flows for the twelve weeks ended
      March 19, 2002 and March 20, 2001                                     4

      Notes to Condensed Consolidated
      Financial Statements                                                  5

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                                 8

Item 3.  Quantitative and Qualitative
      Disclosures about Market Risks                                       13

PART II.  OTHER INFORMATION
--------  -----------------
Items 1 through 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 6.  Exhibits and Reports on Form 8-K                                  14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                   March 19, 2002   December 25, 2001
                                                                   --------------   -----------------
                    ASSETS

Current assets:
    Cash and cash equivalents                                         $ 102,046        $  82,919
    Inventories                                                          12,316           12,466
    Other current assets                                                  6,637            8,302
                                                                      ---------        ---------
        Total current assets                                            120,999          103,687
Property and equipment                                                  524,660          526,371
Less accumulated depreciation and amortization                         (161,863)        (156,488)
                                                                      ---------        ---------
                                                                        362,797          369,883

Other assets:
    Deferred income taxes                                                20,453            9,253
    Intangible and other assets, net                                     32,289           32,206
                                                                      ---------        ---------
           Total assets                                               $ 536,538        $ 515,029
                                                                      =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  14,488        $  16,516
    Other current liabilities                                            37,642           38,887
                                                                      ---------        ---------
           Total current liabilities                                     52,130           55,403

Long term liabilities, principally defered compensation obligations       7,612            5,187

Stockholders' equity:
    Preferred stock                                                        --               --
    Common stock                                                            243              240
    Additional paid-in capital                                          235,368          205,982
    Retained earnings                                                   254,215          261,660
    Accumulated other comprehensive loss                                (13,030)         (13,443)
                                                                      ---------        ---------
           Total stockholders' equity                                   476,796          454,439
                                                                      ---------        ---------
           Total liabilities and stockholders' equity                 $ 536,538        $ 515,029
                                                                      =========        =========

                        See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Operations
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                   For the twelve weeks ended
                                                                   --------------------------
                                                                 March 19, 2002  March 20, 2001
                                                                 --------------  --------------

Net sales                                                         $ 148,808         $ 143,753
Costs and expenses:
    Costs of sales                                                   48,830            49,703
    Restaurant operating expenses                                    64,103            67,904
    Depreciation and amortization                                     5,998             6,455
                                                                  ---------          --------
Restaurant costs and expenses                                       118,931           124,062
                                                                  ---------          --------
Restaurant operating income                                          29,877            19,691
General and administrative expenses                                   9,246             9,158
Non-cash stock compensation expense                                  26,197              --
                                                                  ---------          --------
Income (loss) from operations                                        (5,566)           10,533
Other income, net                                                       383             1,699
                                                                  ---------          --------
Income (loss) before income taxes and cumulative effect of
    accounting change                                                (5,183)           12,232
Provision (benefit) for income taxes                                 (1,675)            3,992
                                                                  ---------          --------
Income (loss) before cumulative effect of accounting change          (3,508)            8,240
Cumulative effect of accounting change, net of tax                     (318)             --
                                                                  ---------          --------
Net income (loss)                                                 $  (3,826)         $  8,240
                                                                  =========          ========

Basic earnings (loss) per share:
    Income (loss) before cumulative effect of accounting change   $   (0.15)         $   0.34
    Cumulative effect of accounting change                            (0.01)              --
                                                                  ---------          --------
    Basic earnings (loss) per share                               $   (0.16)         $   0.34
                                                                  =========          ========

Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of accounting change   $   (0.15)         $   0.34
    Cumulative effect of accounting change                            (0.01)              --
                                                                  ---------          --------
    Diluted earnings (loss) per share                             $   (0.16)         $   0.34
                                                                  =========          ========

Pro forma amounts assuming retroactive application of
    accounting change:

Net income (loss)                                                 $  (3,508)         $  8,040
                                                                  =========          ========

Pro forma basic earnings (loss) per share                         $   (0.15)         $   0.33
                                                                  =========          ========

Pro forma diluted earnings (loss) per share                       $   (0.15)         $   0.33
                                                                  =========          ========

                        See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      For the twelve weeks ended
                                                                      --------------------------
                                                                    March 19, 2002  March 20, 2001
                                                                    --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                 $  (3,826)        $  8,240
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                     6,876            7,383
        Non-cash stock compensation expense                              26,197             --
        Gain on sale of assets                                             --             (1,381)
        Cumulative effect of accounting change                              508             --
        Deferred income taxes                                           (11,200)              62
        Net change in operating assets and liabilities:
             Change in operating assets                                   1,830            1,096
             Change in operating liabilities                             (1,653)          (1,062)
                                                                      ---------        ---------
Net cash provided by operating activities                                18,732           14,338
Cash flows from investing activities:
    Purchases of property and equipment                                    (403)            (459)
    Proceeds from sale of assets                                          1,151            1,780
    Other                                                                   (28)              17
                                                                      ---------        ---------
        Net cash provided by investing activities                           720            1,338
Cash flows from financing activities:
    Net proceeds from issuance of common stock                            3,193               12
    Common stock repurchased and retired                                   --             (2,265)
    Cash dividends                                                       (3,619)          (3,004)
                                                                      ---------        ---------
        Net cash used in financing activities                              (426)          (5,257)
Effect of exchange rate on cash                                             101                5
                                                                      ---------        ---------
    Net increase in cash and cash equivalents                            19,127           10,424
Cash and cash equivalents at beginning of period                         82,919           29,029
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $ 102,046        $  39,453
                                                                      =========        =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $   4,773        $     257
                                                                      =========        =========

                        See accompanying notes.

                       Lone Star Steakhouse & Saloon, Inc.

              Notes to Condensed Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of  operations  for the  periods  presented.  The results for the twelve weeks ended March 19, 2002 are not  necessarily  indicative of the results to be expected for the full year ending  December 31, 2002.  This quarterly  report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 25, 2001.
      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.          Comprehensive Income
            --------------------

Comprehensive income (loss) is comprised of the following:

                                                       For the twelve weeks ended
                                                       --------------------------
                                                   March 19, 2002        March 20, 2001
                                                   --------------        --------------

Net income (loss)                                      $(3,826)            $8,240
Foreign currency translation adjustments                   413             (1,903)
                                                       -------             ------
  Comprehensive income (loss)                          $(3,413)            $6,337
                                                       =======             ======

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

                                                         For the twelve weeks ended
                                                         --------------------------
                                                    March 19, 2002      March 20, 2001
                                                    --------------      --------------

Basic average shares outstanding                        24,198               24,033
Diluted average shares outstanding                      24,198(a)            24,435

(a) Basic and diluted shares outstanding are the same for the twelve-week period
ended  March  19,  2002,   since  the  diluted  share   computations   would  be
antidilutive.

4.    Long - Term Revolver
      --------------------

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit  facility.  At March 19, 2002 and on December  25,  2001,  there were no  borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank, under which no borrowings were outstanding at March 19, 2002 and on
December  25,  2001.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.          Treasury Stock Transactions
            ---------------------------

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twelve weeks ended March 19, 2002,  and purchased  245,700  shares of its common stock  during the twelve  weeks ended March 20,  2001,  at an average price of $9.22 per share.  The Company is accounting for the purchases using the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

6.          Stock Based Compensation
            ------------------------

      Financial  Accounting  Standards Board (FASB)  Interpretation  No. 44 (FIN
44),  Accounting  for Certain  Transactions  Involving  Stock  Compensation,  an
Interpretation  of APB No. 25, became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common  stock price from the value of $10.125 per share which was the  initial  base  period  fair  value  used  to  measure  the  non-cash  stock compensation charge or benefit for variable options outstanding at July 1, 2000.
Variable plan accounting is applied to the modified awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced  options in fiscal 1999 and 2000, which are subject to the accounting  provisions of FIN 44, and at March 19, 2002, outstanding options to purchase  approximately  4,543,000 shares  were  affected  by  this  accounting  requirement.  As a  result  of the application of FIN 44, the Company recorded non-cash stock compensation  expense of $26,197  for the twelve  weeks  ended  March 19, 2002 and none for the twelve weeks ended  March 20,  2001.  In future  periods,  the  Company  will record an additional  non-cash  charge or benefit  related to the  repriced  options  then outstanding  based  upon the  change  in the  Company's  common  stock  price as compared to the last reporting  period.  If the Company's  common stock price at the beginning and end of any reporting period is less than $10.125, no charge or benefit will be reflected.

7.          Accounting Changes
            ------------------

      In June 2001, the FASB issued  Statement of Financial  Accounts  Standards
(SFAS) No. 142,  Goodwill and Other Intangible  Assets,  requiring that goodwill and  intangible  assets  deemed  to have  indefinite  lives  will no  longer  be amortized,  but will be subject to annual  impairment  tests in accordance  with
SFAS No.  142.  The  Company  adopted  the  provisions  of SFAS  No.  142 in its financial  statements as required effective December 26, 2001. The effect of the application of the  non-amortization  rules on accounting for goodwill and other intangible  assets was to increase  net income for the twelve  weeks ended March
19, 2002 by $200 or $0.01 per share.  In  addition,  the Company  completed  the measurement  tests for  measurement  of  impairment  loss for both  goodwill and indefinite  lived  intangible  assets,  which  resulted  in  a  charge  for  the cumulative  effect of an  accounting  change of $318 or $0.01 per share,  net of income taxes of $190 to reflect  impairment of certain  goodwill  related to its
Australian investments.

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived  Assets.  SFAS No. 144 supersedes  SFAS No.
121,  Accounting  for the  Impairment  of Long-Lived  Assets and for  Long-Lived
Assets to Be Disposed Of and resolves significant implementation issues that had evolved  since the  issuance of SFAS No. 121.  SFAS No. 144 also  establishes  a single  accounting  model for  long-lived  assets to be disposed of by sale. The
Company adopted SFAS No. 144 effective  December 26, 2001.  Adoption of SFAS No.
144 did not have a significant impact on the Company's  consolidated  results of operations or financial position.

8.          Dividend Declaration
            --------------------

     The Board of Directors  declared the Company's  quarterly  cash dividend of
$.15 per share  payable  April 24, 2002 to  stockholders  of record on April 10,
2002.

9.          Letter of Intent for Sale and Merger of the Company
            ---------------------------------------------------

     The Company has entered into a non-binding Letter of Intent with Bruckmann,
Rosser,   Sherrill  &  Co.,  Inc,  (Buyer)  with  respect  to  the  proposed acquisition of all of the outstanding  shares of common stock of the Company for
$20.50 per share. The Letter of Intent was unanimously  approved by the Board of
Directors  of the  Company.  The  Letter  of Intent  granted  the Buyer a 30-day exclusivity period to negotiate and sign a definitive agreement which expired on
April  27,  2002,  and which  was  subsequently  extended  to May 4,  2002.  The transaction is subject to a number of  conditions,  including  confirmatory  due diligence,  receipt of proceeds  from sale and leaseback  transactions  and debt financing, as well as various regulatory and corporate approvals,  including the approval of the Company's shareholders.

     There can be no assurance that a definitive  agreement will be entered into or that any such transaction will be consummated.

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

                                                                Twelve Weeks Ended (1)
                                                                ----------------------
                                                            March 19, 2002 March 20, 2001
                                                            -------------- --------------
                                                               (dollars in thousands)

Statement of Operations Data:
      Net sales .............................................     100.0%      100.0%
      Costs and expenses:
            Costs of sales ..................................      32.8        34.6
            Restaurant operating expenses ...................      43.1        47.2
            Depreciation and amortization ...................       4.0         4.5
                                                                   ----        ----

                 Restaurant costs and expenses ..............      79.9        86.3
                                                                   ----        ----

      Restaurant operating income ...........................      20.1        13.7
      General and administrative expenses ...................       6.2         6.4
       Non-cash stock compensation expense ..................      17.6         --
                                                                   ----        ----

      Income (loss) from operations .........................      (3.7)        7.3
      Other income, net .....................................       0.2         1.2
                                                                   ----        ----

      Income (loss) before income taxes and cumulative effect
        of accounting change ................................      (3.5)        8.5
      Provision (benefit) for income taxes ..................      (1.1)        2.8
                                                                   ----        ----

      Income (loss) before cumulative effect of accounting
        change ..............................................      (2.4)        5.7
      Cumulative effect of accounting change ................      (0.2)        --
                                                                   ----        ----

      Net income (loss) .....................................      (2.6)%       5.7%
                                                                   ====        ====
Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)    $2,173       $2,149
      Number of restaurants at end of the period                    294          289

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

LONE STAR STEAKHOUSE & SALOON, INC.

Twelve weeks ended March 19, 2002 compared to Twelve weeks ended March 20, 2001
             (Dollar amounts in thousands, except per share amounts)

      Net sales increased  $5,055 or 3.5% to $148,808 for the twelve weeks ended
March 19, 2002,  compared to $143,753 for the twelve weeks ended March 20, 2001.
The increase was principally  attributable  to incremental  sales of $4,715 from nine new domestic  Lone Star  restaurants  opened  since March 2001.  Same store sales increased 0.6% compared with the comparable prior year period.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 32.8% from 34.6% due  primarily  to a decrease in beef  costs.  The decrease  was  partially  offset by the impact of  promotional  pricing from the
Company's  direct mail campaigns  initiated late in the second quarter of fiscal
2001.

     Restaurant  operating  expenses  for the twelve  weeks ended March 19, 2002 decreased  $3,801 to $64,103 for the twelve weeks ended March 19, 2002  compared to $67,904 in the comparable prior period,  but decreased as a percentage of net sales from 47.2% to 43.1%.  The decrease is attributable to improved labor costs resulting  both from  increased  sales  volumes  and  improved  labor  controls, decreases  in  broadcast  media costs,  decreases  in  pre-opening  expenses and decreases in natural gas costs.  The decrease in restaurant  operating  expenses was partially offset by increased costs for print media  advertising  costs, and certain insurance costs.

     Depreciation  and  amortization  decreased  $457 for the twelve weeks ended
March 19, 2002 compared with the comparable period. The decrease is attributable primarily to the impact of the non-amortization rules on accounting for goodwill and certain other intangibles.

     General and  administrative  expenses  increased  $88 for the twelve  weeks ended March 19, 2002  compared to the  comparable  period.  The  increase is due primarily to increased costs in legal and professional  fees and increased costs for  directors and officers  liability  insurance.  The  increases  were largely offset by reductions in consulting  costs related to information  technology and by decreases in travel and recruiting expenses.

     Non-cash  stock  compensation  expense for the twelve weeks ended March 19,
2002 was $26,197.  Financial  Accounting  Standards Board  Interpretation No. 44
(FIN 44), "Accounting for Certain Transactions Involving Stock Compensation,  an
Interpretation  of APB No. 25" became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1,
2000,  which was the initial base period fair value used to measure the non-cash stock compensation charge or benefit. Variable plan accounting is applied to the
modified   awards  until  the  options  are   exercised,   forfeited  or  expire
unexercised.  The Company  repriced  options in fiscal 1999 and 2000,  which are subject  to  the  accounting  provisions  of FIN  44,  and at  March  20,  2002, outstanding options to purchase approximately  4,543,000 shares were affected by this accounting requirement.  In each subsequent period, the Company will record an additional  non-cash  expense or benefit related to the repriced options then outstanding  based  upon the  change  in the  Company's  common  stock  price as compared to the price at the beginning of the last reporting period.

     Other  income,  net for the  twelve  weeks  ended  March 20,  2002 was $383 compared  to  $1,699  for the  comparable  period.  The  decrease  is  primarily attributable to a decrease in gain on sale of assets.

      The  effective  income tax rates for the twelve weeks ended March 20, 2002 and March 19, 2001 were 32.3% and 32.6% respectively.

      The cumulative effect of accounting change reflects the effect of adoption of the provision of SFAS No. 142,  "Goodwill and Other  Intangible  Assets." The

Company adopted the provisions of SFAS No. 142 effective  December 26, 2001. The cumulative  effect of the change in accounting  resulted in a one-time charge of
$318, net of income taxes to reflect the  impairment of goodwill  related to its
Australia  operations  (see  Note  7 to  the  Notes  to  Condensed  Consolidated
Financial Statements for additional information.)

Impact of inflation

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of  personnel  are tipped  employees,  minimum  wage  changes will have little effect on overall  labor costs.  During the first quarter of fiscal 2001, the Company  experienced  significant  increases in utility costs,  particularly natural gas.  Historically as costs of food,  labor,  and most recently  utility costs  have  increased,  the  Company  has been able to offset  these  increases through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation of such menu price increases or in effecting timely economies  of  scale,  as well as  competitive  pressures  which  may  limit the
Company's  ability to  recover  any cost  increases  in its  entirety.  To date, inflation has not had a material impact on operating margins.

Liquidity and Capital Resources
      The following  table  presents a summary of the  Company's  cash flows for each of the twelve weeks ended March 19, 2002 and March 20, 2001 (in thousands):

                                                     Twelve weeks ended
                                                     ------------------
                                                 March 19, 2002     March 20, 2001
                                                 --------------     --------------

Net cash provided by operating activities......    $ 18,732           $ 14,338
Net cash provided by investment activities.....         720              1,338
Net cash used in financing activities .........        (426)            (5,257)
Effect of exchange rate on cash ...............         101                  5
                                                   --------           --------
Net increase in cash ..........................    $ 19,127           $ 10,424
                                                   ========           ========

      During  the  twelve  week  period  ended  March 19,  2002,  the  Company's investment  in property  and  equipment  was $403  compared to $459 for the same period in 2001.  In the twelve week period  ended  March 19,  2002,  the Company received $1,151 in proceeds from the sale of assets compared to $1,780 in fiscal
2001.

      The Company does not have significant receivables or inventory.

      At March 19, 2002, the Company had $102,046 in cash and cash  equivalents.
The Company has available $55,000 in unsecured  revolving credit facilities.  At
March 19, 2002,  the Company has no  outstanding  borrowings.  See Note 4 to the
Notes to  Condensed  Consolidated  Financial  Statements  in the Form 10-Q for a
further description of the Company's credit facilities.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the twelve  weeks  ended March 19,  2002,  the
Company did not  purchase  any common  stock and in the twelve week period ended
March 20, 2001 purchased 245,700 shares at a cost of $2,265.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2002,  the Company  increased its quarterly  cash dividend  from $.125 to $.15 per share.  During the twelve weeks ended March 19, 2002, the Company paid out dividends of $3,619 or $.15 per share as compared to $3,004 or $.125 per share in fiscal 2001.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant. As of March 19,
2002, the Company had no positions in futures contracts.

      As  described  in  Note  6 to the  Notes  to  the  Condensed  Consolidated
Financial   Statements,   the  Company  has  options   outstanding  to  purchase
approximately 4,543,000 shares subject to variable plan accounting.  The Company may incur  significant  volatility  in reporting  earnings in future  periods as fluctuations  in market prices of its common stock may greatly  impact  reported non-cash compensation expenses on a periodic basis.

     As previously reported, the Company engaged UBS Warburg to advise the Board of Directors on strategic  alternatives  for enhancing  stockholder  value. As a result of those  efforts,  the Company has entered into a non-binding  Letter of
Intent with Bruckmann,  Rosser, Sherrill & Co., Inc. (Buyer) with respect to the proposed acquisition of all of the outstanding shares of common stock of the
Company for $20.50 per share.  The Letter of Intent was unanimously  approved by the Board of Directors of the Company.  The Letter of Intent granted the buyer a
30-day  exclusivity  period to negotiate and sign a definitive  agreement  which expired on April 27, 2002, and which was  subsequently  extended to May 4, 2002.
The transaction is subject to a number of conditions, including confirmatory due diligence,  receipt of proceeds  from sale and leaseback  transactions  and debt financing, as well as various regulatory and corporate approvals,  including the approval of the Company's shareholders.

      There can be no assurance that a definitive agreement will be entered into or that any such transaction will be consummated.

Forward looking statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking  statements  involve risks and  uncertainty,  including  without limitation,  the ability of the Company to open new restaurants,  general market conditions,  the ability to  consummate  the Letter of Intent,  competition  and pricing and other risks set forth in the  Company's  Annual  Report on Form 10-K for the fiscal year ended December 25, 2001.  Although the Company  believes the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks
            -----------------------------------------------------------

            The Company's  exposure to market risks was not  significant  during the twelve weeks ended March 19, 2002.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           Lone Star Steakhouse & Saloon, Inc.
                                           (Registrant)

      Date May 3, 2002                     /s/ Randall H. Pierce
                                           -------------------------------------
                                           Randall H. Pierce
                                           Chief Financial Officer