Form 10-Q
period 2002-06-11
LONE STAR STEAKHOUSE & SALOON INC
filed 2002-07-26
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For quarter ended                                 Commission file number
         June 11, 2002                                      0-19907
         -------------                                      -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                             48-1109495
             --------                             ----------
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

                 Class                      Outstanding at July 19, 2002
                 -----                      ----------------------------
Common Stock, $.01 par value                  21,953,502 shares

                       Lone Star Steakhouse & Saloon, Inc.

                                      Index

                                                                        Page
                                                                       Number
                                                                       ------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at June 11, 2002 and December 25, 2001                             2

      Condensed Consolidated Statements of
      Operations for the twelve weeks ended
      June 11, 2002 and June 12, 2001                                    3

      Condensed Consolidated Statements of Operations
      for the twenty-four weeks ended June 11, 2002
      and June 12, 2001                                                  4

      Condensed Consolidated Statements of
      Cash Flows for the twenty-four weeks ended
      June 11, 2002 and June 12, 2001                                    5

      Notes to Condensed Consolidated
      Financial Statements                                               6

Item 2.  Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations                                             10

Item 3.  Quantitative and Qualitative
      Disclosures about Market Risks                                    16

PART II.  OTHER INFORMATION
--------  -----------------
Items 1, 2, 3 and 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 4. Submission of matters to a vote of stockholders                 16

Item 6.  Exhibits and Reports on Form 8-K                               17

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                     June 11, 2002 December 25, 2001
                                                                     ------------- -----------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                         $ 121,431           $  82,919
    Inventories                                                          12,119              12,466
    Other current assets                                                  7,857               8,302
                                                                      ---------           ---------
        Total current assets                                            141,407             103,687
Property and equipment                                                  526,350             526,371
Less accumulated depreciation and amortization                         (168,766)           (156,488)
                                                                      ---------           ---------
                                                                        357,584             369,883

Other assets:
    Deferred income taxes                                                22,053               9,253
    Intangible and other assets, net                                     32,640              32,206
                                                                      ---------           ---------
           Total assets                                               $ 553,684           $ 515,029
                                                                      =========           =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  16,715           $  16,516
    Other current liabilities                                            29,754              38,887
                                                                      ---------           ---------
           Total current liabilities                                     46,469              55,403

Long term liabilities, principally defered compensation obligations       8,108               5,187
Stockholders' equity:
    Preferred stock                                                        --                  --
    Common stock                                                            253                 240
    Additional paid-in capital                                          257,414             205,982
    Retained earnings                                                   253,201             261,660
    Accumulated other comprehensive loss                                (11,761)            (13,443)
                                                                      ---------           ---------
           Total stockholders' equity                                   499,107             454,439
                                                                      ---------           ---------
           Total liabilities and stockholders' equity                 $ 553,684           $ 515,029
                                                                      =========           =========

                       See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Operations
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                            For the twelve weeks ended
                                                       -------------------------------------
                                                       June 11, 2002           June 12, 2001
                                                       -------------           -------------

Net sales                                               $ 139,720               $ 136,069
Costs and expenses:
    Costs of sales                                         46,320                  47,621
    Restaurant operating expenses                          64,194                  66,327
    Depreciation and amortization                           5,930                   6,428
                                                        ---------               ---------
Restaurant costs and expenses                             116,444                 120,376
                                                        ---------               ---------
Restaurant operating income                                23,276                  15,693
General and administrative expenses                        10,243                   9,885
Abandoned merger expenses                                   2,967                    --
Non-cash stock compensation expense                         6,374                  14,435
                                                        ---------               ---------
Income (loss) from operations                               3,692                  (8,627)
Other income, net                                             263                     628
                                                        ---------               ---------
Income (loss) before income taxes                           3,955                  (7,999)
Provision (benefit) for income taxes                        1,271                  (2,679)
                                                        ---------               ---------
Net income (loss)                                       $   2,684               $  (5,320)
                                                        =========               =========

Basic earnings (loss) per share                         $    0.11               $   (0.22)
                                                        =========               =========

Diluted earnings (loss) per share                       $    0.10               $   (0.22)
                                                        =========               =========

Pro forma amounts assuming retroactive application of
    accounting change:

Net income (loss)                                       $   2,684               $  (5,120)
                                                        =========               =========
Pro forma basic earnings (loss) per share               $    0.11               $   (0.21)
                                                        =========               =========
Pro forma diluted earnings (loss) per share             $    0.10               $   (0.21)
                                                        =========               =========
                       See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Operations
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                      For the twenty-four weeks ended
                                                                   ----------------------------------
                                                                   June 11, 2002         June 12, 2001
                                                                   -------------         -------------

Net sales                                                         $ 288,528               $ 279,821
Costs and expenses:
    Costs of sales                                                   95,150                  97,324
    Restaurant operating expenses                                   128,299                 134,232
    Depreciation and amortization                                    11,927                  12,882
                                                                  ---------               ---------
Restaurant costs and expenses                                       235,376                 244,438
                                                                  ---------               ---------
Restaurant operating income                                          53,152                  35,383
General and administrative expenses                                  19,489                  19,042
Abandoned merger expenses                                             2,967                    --
Non-cash stock compensation expense                                  32,571                  14,435
                                                                  ---------               ---------
Income (loss) from operations                                        (1,875)                  1,906
Other income, net                                                       647                   2,327
                                                                  ---------               ---------
Income (loss) before income taxes and cumulative effect of
    accounting change                                                (1,228)                  4,233
Provision (benefit) for income taxes                                   (404)                  1,313
                                                                  ---------               ---------
Income (loss) before cumulative effect of accounting change            (824)                  2,920
Cumulative effect of accounting change, net of tax                     (318)                   --
                                                                  ---------               ---------
Net income (loss)                                                 $  (1,142)              $   2,920
                                                                  =========               =========
Basic earnings (loss) per share
    Income (loss) before cumulative effect of accounting change   $   (0.04)              $    0.12
    Cumulative effect of accounting change                            (0.01)                   --
                                                                  ---------               ---------
    Basic earnings (loss) per share                               $   (0.05)              $    0.12
                                                                  =========               =========

Diluted earnings (loss) per share
    Income (loss) before cumulative effect of accounting change   $   (0.04)              $    0.12
    Cumulative effect of accounting change                            (0.01)                   --
                                                                  ---------               ---------
    Diluted earnings (loss) per share                             $   (0.05)              $    0.12
                                                                  =========               =========

Pro forma amounts assuming retroactive application of
    accounting change:

Net income (loss)                                                 $    (824)              $   3,321
                                                                  =========               =========
Pro forma basic earnings (loss) per share                         $   (0.04)              $    0.14
                                                                  =========               =========
Pro forma diluted earnings (loss) per share                       $   (0.04)              $    0.13
                                                                  =========               =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      For the twenty-four weeks ended
                                                                      -------------------------------
                                                                     June 11, 2002       June 12, 2001
                                                                     -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                                 $  (1,142)          $   2,920
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                    13,702              14,725
        Non-cash stock compensation expense                              32,571              14,435
        (Gain) loss on sale of assets                                       141              (1,605)
        Cumulative effect of accounting change                              508                --
        Deferred income taxes                                           (12,800)             (5,614)
        Net change in operating assets and liabilities:
             Change in operating assets                                     851                 (50)
             Change in operating liabilities                             (4,464)              2,668
                                                                      ---------           ---------
Net cash provided by operating activities                                29,367              27,479
Cash flows from investing activities:
    Purchases of property and equipment                                  (1,088)             (1,085)
    Proceeds from sale of assets                                          1,234               2,554
    Other                                                                    14                  18
                                                                      ---------           ---------
        Net cash provided by investing activities                           160               1,487
Cash flows from financing activities:
    Net proceeds from issuance of common stock                           15,891                 657
    Common stock repurchased and retired                                   --                (3,458)
    Cash dividends paid                                                  (7,317)             (6,008)
                                                                      ---------           ---------
        Net cash provided by (used in) financing activities               8,574              (8,809)
Effect of exchange rate on cash                                             411                   3
                                                                      ---------           ---------
    Net increase in cash and cash equivalents                            38,512              20,160
Cash and cash equivalents at beginning of period                         82,919              29,029
                                                                      ---------           ---------
Cash and cash equivalents at end of period                            $ 121,431           $  49,189
                                                                      =========           =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $  14,794           $     487
                                                                      =========           =========

                             See accompanying notes.
                                       -5-

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of operations for the periods presented. The results for the twenty-four weeks ended June 11, 2002 are not  necessarily  indicative  of the results to be expected for the full year ending  December 31, 2002.  This quarterly  report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 25, 2001.
      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    Comprehensive Income (Loss)
      ---------------------------

Comprehensive income (loss) is comprised of the following:

                                   For the twelve weeks ended      For the twenty-four weeks ended
                                   --------------------------      -------------------------------
                                  June 11, 2002     June 12, 2001  June 11, 2002    June 12, 2001
                                  -------------     -------------  -------------    -------------

Net income (loss)                   $2,684           $(5,320)        $(1,142)         $ 2,920
Foreign currency translation
        adjustments                  1,269               851           1,682           (1,052)
                                    ------           -------         -------          --------
Comprehensive income (loss)         $ 3,953          $(4,469)        $   540          $ 1,868
                                    =======          ========        =======          ========

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

                                   For the twelve weeks ended    For the twenty-four weeks ended
                                   --------------------------    -------------------------------
                                   June 11, 2002  June 12, 2001  June 11, 2002   June 12, 2001
                                   -------------  -------------  -------------   -------------

Basic average shares outstanding      24,747       24,032          24,473          24,033
Diluted average shares outstanding    27,399       24,032(a)       24,473(a)       24,900

(a) Basic and diluted shares  outstanding are the same for the twenty-four  week period ended June 11, 2002 and the twelve  weeks ended June 12, 2001,  since the diluted share computations would be antidilutive.

4.    Long - Term Revolver
      --------------------

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit facility. At June 11, 2002 and on
December 25, 2001, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings were outstanding at June 11, 2002 and on
December  25,  2001.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    Treasury Stock Transactions
      ---------------------------

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twenty-four  weeks ended June 11, 2002, and purchased  339,187 shares of its common stock  during the  twenty-four  weeks ended June 12,  2001,  at an average price of $10.22 per share.  The Company is accounting  for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over  par  value is  charged  to  paid-in  capital.  See Note 10 for  additional information.

6.    Stock Based Compensation
      ------------------------

      Financial  Accounting  Standards Board (FASB)  Interpretation  No. 44 (FIN
44),  Accounting  for Certain  Transactions  Involving  Stock  Compensation,  an
Interpretation  of APB No. 25, became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1,
2000 which was the initial  base period fair value used to measure the  non-cash stock compensation charge or benefit for variable options outstanding at July 1,
2000.  Variable  plan  accounting  is applied to the  modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in prior years,  which are subject to the  accounting  provisions of FIN
44,  and at  June  11,  2002,  outstanding  options  to  purchase  approximately
4,440,000  shares were  affected  by this  accounting  requirement.  In addition during  fiscal 2002,  the Company has  accelerated  the vesting of certain stock options  which  are  subject  to the  application  of FIN 44. As a result of the application of FIN 44, the Company recorded non-cash stock compensation  expense of $6,374 and  $14,435  for the twelve  weeks  ended June 11,  2002 and June 12,
2001, respectively, and $32,571 and $14,435 for the twenty-four weeks ended June
11, 2002 and June 12, 2001,  respectively.  In future periods,  the Company will record an additional  non-cash charge or benefit related to the repriced options then  outstanding  based upon the change in the Company's  common stock price as compared to the last reporting  period.  If the Company's  common stock price at the beginning and end of any reporting period is less than $10.125 per share, no charge or benefit will be reflected.

7.   Accounting Changes
     ------------------

      In June 2001, the FASB issued  Statement of Financial  Accounts  Standards
(SFAS) No. 142,  Goodwill and Other Intangible  Assets,  requiring that goodwill and  intangible  assets  deemed  to have  indefinite  lives  will no  longer  be amortized,  but will be subject to annual  impairment  tests in accordance  with
SFAS No.  142.  The  Company  adopted  the  provisions  of SFAS  No.  142 in its financial  statements as required effective December 26, 2001. The effect of the application of the  non-amortization  rules on accounting for goodwill and other intangible  assets was to increase net income for the twelve weeks ended and the twenty-four  weeks ended June 11, 2002 by $200 and $401,  respectively  or $0.00 and $0.01 per share,  respectively.  In  addition,  the  Company  completed  the measurement  tests for  measurement  of  impairment  loss for both  goodwill and indefinite  lived  intangible  assets,  which  resulted  in  a  charge  for  the cumulative  effect of an  accounting  change of $318 or $0.01 per share,  net of income taxes of $190 to reflect  impairment of certain  goodwill  related to its
Australian investments.

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

8.   Dividend Declaration
     --------------------

     The Board of Directors  declared the Company's  quarterly  cash dividend of
$.15 per share payable July 12, 2002 to stockholders of record on June 28, 2002.

9.   Abandoned Merger Expenses
     -------------------------
     On May 4, 2002, the  non-binding  Letter of Intent  previously  signed with
Bruckmann,  Rosser,  Sherrill & Co. LLC ("BRS") with respect to the proposed sale and merger of the  Company  expired,  as the Company and BRS were unable to complete a  definitive  agreement.  The direct  costs  incurred  by the  Company associated with the proposed  merger,  primarily  consisting of fees paid to the
Company's  investment  advisors  and  legal  counsel  as well as  certain  costs reimbursed  by the Company to BRS in connection  with its due diligence  efforts pursuant  to the  terms of the  Letter  of Intent  were  expensed  and have been included in the  accompanying  condensed  consolidated  statements of operations under the caption "Abandoned Merger Expenses."

10.  Modified Dutch Auction and Subsequent Event
     -------------------------------------------

     On May 9, 2002, the Company commenced a Modified Dutch Auction tender offer whereby it offered to purchase up to 4,000,000 shares of its common stock. Under the terms of the tender offer, the Company invited  shareholders to tender their shares at prices specified by the tendering shareholders at a purchase price not in excess of $22.50 nor less than $20.50 per share.

     The  tender  offer was  completed  subsequent  to June 12,  2002,  and as a result, the Company purchased 4,000,000 shares of its common stock at a price of
$21.375 per share or a total of $85,500 excluding the costs of the tender offer.
The transaction was financed from the Company's existing available cash.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following  discussion and analysis  should be read in conjunction  with the  condensed  consolidated  financial  statements  including the notes thereto included elsewhere in this Form 10-Q.

     The Company  opened  eleven Lone Star  Steakhouse  & Saloon  ("Lone  Star")
restaurants in fiscal 2001.

     There were 249  operating  domestic  Lone Star  restaurants  as of June 11,
2002.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002, and a domestic Lone Star restaurant was destroyed by fire in March 2002.

     The  Company  currently  operates  five Del  Frisco's  Double  Eagle  ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The  Company  currently  operates  fifteen  Sullivan's  Steakhouse
("Sullivan's") restaurants.

     Internationally, the Company currently operates 24 Lone Star restaurants in
Australia and a licensee  operates one Lone Star restaurant in Guam. The Company closed five Lone Star  restaurants  in Australia in January 2001,  one Lone Star
Australian  restaurant in December 2001 and one Lone Star Australian  restaurant subsequent to June 11, 2002.

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

                                                      Twelve Weeks Ended (1)     Twenty-four Weeks Ended
                                                      ----------------------     -----------------------
                                                    June 11, 2002 June 12, 2001 June 11, 2002 June 12, 2001
                                                    ------------- ------------- ------------- -------------
                                                                    (dollars in thousands)

Statement of Operations:
      Net sales ................................        100.0%      100.0%       100.0%       100.0%
      Costs and expenses:
            Costs of sales .....................         33.2        35.0         33.0         34.8
            Restaurant operating expenses ......         45.9        48.7         44.5         48.0

            Depreciation and amortization ......          4.2         4.7          4.1          4.6
                                                        --------    -----        -----       ------

                 Restaurant costs and expenses .         83.3        88.4         81.6         87.4
                                                        --------    -----        -----       ------

      Restaurant operating income ..............         16.7        11.6         18.4         12.6
      General and administrative expenses ......          7.4         7.3          6.7          6.8
      Abandoned merger expenses ................          2.1          --          1.0           --
      Non-cash stock compensation expense ......          4.6        10.6         11.3          5.1
                                                        --------    -----        -----       ------
      Income (loss) from operations ............          2.6        (6.3)        (0.6)         0.7
      Other income, net ........................          0.2         0.4          0.2          0.8
                                                        --------    -----        -----       ------
      Income (loss) before income taxes and
        cumulative effect of accounting change .          2.8        (5.9)        (0.4)         1.5
      Provision (benefit) for income taxes .....          0.9        (2.0)        (0.1)          .5
                                                        --------    -----        -----       ------

      Income (loss) before cumulative effect
        of accounting change ...................          1.9        (3.9)        (0.3)         1.0
      Cumulative effect of accounting change ...           --          --         (0.1)          --
                                                        --------    -----        -----       ------
      Net income (loss) ........................          1.9%       (3.9)%       (0.4)%        1.0%
                                                        ========    =====        =====       ======

Restaurant Operating Data:
      Average sales per restaurant on an
      annualized basis (2) .....................  $   2,039  $    2,029    $   2,106    $   2,089
      Number of restaurants at end of the period        294         293          294          293

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

                      LONE STAR STEAKHOUSE & SALOON, INC.

 Twelve weeks ended June 11, 2002 compared to Twelve weeks ended June 12, 2001
             (Dollar amounts in thousands, except per share amounts)

      Net sales increased  $3,651 or 2.7% to $139,720 for the twelve weeks ended
June 11,  2002,  compared to $136,069  for the twelve weeks ended June 12, 2001.
The increase was principally  attributable  to incremental  sales of $3,347 from seven new domestic  Lone Star  restaurants  opened  since June 2001.  Same store sales increased 0.7% compared with the comparable prior year period.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 33.2% from 35.0% due  primarily  to a decrease in beef  costs.  The decrease  was  partially  offset by the impact of  promotional  pricing from the
Company's  direct mail campaigns  initiated late in the second quarter of fiscal
2001.

     Restaurant  operating  expenses  for the twelve  weeks  ended June 11, 2002 decreased $2,133 to $64,194 for the twelve weeks ended June 11, 2002 compared to
$66,327 in the  comparable  period in 2001, and decreased as a percentage of net sales from 48.7% to 45.9%.  The decrease is attributable to improved labor costs resulting both from increased  sales volumes and improved  labor  controls,  and decreases in broadcast media costs,  pre-opening expenses and natural gas costs.
The decrease in restaurant  operating expenses was partially offset by increased costs for print media advertising costs, and certain insurance costs.

     Depreciation  and  amortization  decreased  $498 for the twelve weeks ended
June 11, 2002  compared  with the  comparable  period in 2001.  The  decrease is attributable  to the  impact of the  non-amortization  rules on  accounting  for goodwill and certain  other  intangibles  and to a reduction in the  depreciable base for certain assets that became fully depreciated.

     General and  administrative  expenses  increased  $358 for the twelve weeks ended June 11, 2002 compared to the  comparable  period in 2001. The increase is due  primarily  to increased  costs in legal and  professional  fees,  increased salaries due to the  increase in the number of regional  and district  managers, and  increased  costs  for  directors  and  officers  liability  insurance.  The increases  were offset by reductions in consulting  costs related to information technology and decreases in travel and recruiting expenses.

     Abandoned  merger  expenses  of $2,967 for the twelve  weeks ended June 11,
2002 reflect the costs  incurred  related to the proposed sale and merger of the
Company  which was  terminated  on May 4, 2002.  Such costs include fees paid to investment advisors and legal counsel as well as certain costs reimbursed by the
Company to the potential buyer in connection with its due diligence efforts.

     Non-cash  stock  compensation  expense for the twelve  weeks ended June 11,
2002 was $6,374 compared to $14,435 for the comparable period in 2001. Financial
Accounting  Standards  Board  Interpretation  No. 44 (FIN 44),  "Accounting  for
Certain Transactions Involving Stock Compensation,  an Interpretation of APB No.
25" became  effective  July 1, 2000. FIN 44 requires,  among other things,  that stock  options,  which have been modified  after December 15, 1998 to reduce the exercise  price, be accounted for as variable.  Under variable plan  accounting, compensation  expense is adjusted for  increases or decreases in the fair market value of the  Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1, 2000, which was the initial base period fair value used to measure the non-cash stock compensation charge or benefit.  Variable plan  accounting is applied to the modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in prior years,  which are subject to the  accounting  provisions of FIN
44, and at June 11, 2002, outstanding options to purchase approximately

4,440,000  shares were  affected  by this  accounting  requirement.  In addition during fiscal 2002, the Company accelerated the vesting of certain stock options which are subject to the application of FIN 44. In each subsequent  period,  the
Company will record an  additional  non-cash  expense or benefit  related to the repriced options then outstanding  based upon the change in the Company's common stock  price as  compared to the price at the  beginning  of the last  reporting period.

     Other  income,  net for the  twelve  weeks  ended  June  11,  2002 was $263 compared to $628 for the  comparable  period in 2001.  The decrease is primarily attributable to a decrease in gain on sale of assets.

      The  effective  income tax rates for the twelve  weeks ended June 11, 2002 and June 12,  2001 were 32.1% and 33.5%,  respectively.  The  difference  in the effective  tax rates is  primarily  attributable  to the  impact of FICA Tip and other tax credits.

LONE STAR STEAKHOUSE & SALOON, INC.

               Twenty-four weeks ended June 11, 2002 compared to
                      Twenty-four weeks ended June 12, 2001
             (Dollar amounts in thousands, except per share amounts)

      Net sales increased  $8,707 or 3.1% to $288,528 for the twenty-four  weeks ended June 11, 2002,  compared to $279,821 for the twenty-four  weeks ended June
12, 2001. The increase was  principally  attributable  to  incremental  sales of
$7,206 from seven new  domestic  Lone Star  restaurants  opened since June 2001.
Same store sales increased 0.6% compared with the comparable prior year period.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 33.0% from 34.8% due  primarily  to a decrease in beef  costs.  The decrease  was  partially  offset by the impact of  promotional  pricing from the
Company's  direct mail campaigns  initiated late in the second quarter of fiscal
2001.

     Restaurant operating expenses for the twenty-four weeks ended June 11, 2002 decreased  $5,933 to  $128,299  for the  twenty-four  weeks  ended June 11, 2002 compared  to $134,232  in the  comparable  period in 2001,  and  decreased  as a percentage  of net sales from 48.0% to 44.5%.  The decrease is  attributable  to improved labor costs  resulting  both from increased  sales volumes and improved labor controls, and decreases in broadcast media costs, pre-opening expenses and natural gas costs. The decrease in restaurant  operating  expenses was partially offset by  increased  costs for  print  media  advertising  costs,  and  certain insurance costs.

     Depreciation  and  amortization  decreased $955 for the  twenty-four  weeks ended June 11, 2002 compared with the comparable period in 2001. The decrease is attributable  to the  impact of the  non-amortization  rules on  accounting  for goodwill and certain  other  intangibles  and to a reduction in the  depreciable base for certain assets that became fully depreciated.

     General and  administrative  expenses  increased  $447 for the  twenty-four weeks  ended  June 11,  2002  compared  to the  comparable  period in 2001.  The increase is due  primarily to increased  costs in legal and  professional  fees, increased  salaries  due  to the  increased  number  of  regional  and  district managers,  and increased costs for directors and officers  liability  insurance.
The increases were largely  offset by reductions in consulting  costs related to information technology and decreases in travel and recruiting expenses.

     Abandoned  merger expenses of $2,967 for the  twenty-four  weeks ended June
11, 2002 reflect the costs  incurred  related to the proposed sale and merger of the Company which was terminated on May 4, 2002. Such costs include fees paid to investment  advisors  and legal  counsel and  certain  costs  reimbursed  by the
Company to the potential buyer in connection with its due diligence efforts.

     Non-cash stock  compensation  expense for the twenty-four  weeks ended June
11, 2002 was $32,571  compared to $14,435 in the comparable  period in 2001. See
Note 6 to the Notes to  Condensed  Consolidated  Financial  Statements  included elsewhere herein for additional information.

     Other income,  net for the  twenty-four  weeks ended June 11, 2002 was $647 compared to $2,327 for the comparable  period in 2001. The decrease is primarily attributable to a decrease in gain on sale of assets.

      The effective  income tax rates for the  twenty-four  weeks ended June 11,
2002 and June 12, 2001 were 32.9% and 31.0%, respectively. The difference in the effective  tax rates is  primarily  attritutable  to the  impact of FICA Tip and other tax credits.

      The cumulative effect of accounting change reflects the effect of adoption of the provision of SFAS No. 142,  "Goodwill and Other  Intangible  Assets." The
Company adopted the provisions of SFAS No. 142 effective  December 26, 2001. The cumulative  effect of the change in accounting  resulted in a one-time charge of
$318, net of income taxes, to reflect the impairment of goodwill  related to its
Australia  operations  (see  Note  7 to  the  Notes  to  Condensed  Consolidated
Financial Statements for additional information).

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

Liquidity  and Capital  Resources  (Dollar  amounts in  thousands,  except share amounts).

      The following  table  presents a summary of the  Company's  cash flows for each of the twenty-four weeks ended June 11, 2002 and June 12, 2001:

                                                               Twenty-four weeks ended
                                                          June 11, 2002       June 12, 2001
                                                          -------------       -------------

Net cash provided by operating activities............    $       29,367       $     27,479
Net cash provided by investment activities...........               160              1,487
Net cash provided by (used in) financing activities..             8,574             (8,809)
Effect of exchange rate on cash......................               411                  3
                                                         --------------       ------------
Net increase in cash.................................    $       38,512       $     20,160
                                                         ==============       ============

      During the  twenty-four  week period  ended June 11, 2002,  the  Company's investment in property and equipment was $1,088  compared to $1,085 for the same period in fiscal 2001. In the  twenty-four  week period ended June 11, 2002, the
Company  received  $1,234 in proceeds from the sale of assets compared to $2,554 in fiscal 2001.

      During the  twenty-four  week  period  ended June 11,  2002,  the  Company received net  proceeds of $15,891  from the issuance of 1,275,908  shares of its common stock due to the exercise of stock  options  compared to proceeds of $657 from the issuance of 80,295 shares in the same period in fiscal 2001.

      The Company does not have significant receivables or inventory.

      At June 11, 2002,  the Company had $121,431 in cash and cash  equivalents.
The Company had available $55,000 in unsecured  revolving credit facilities.  At
June 11,  2002,  the Company had no  outstanding  borrowings.  See Note 4 to the
Notes to  Condensed  Consolidated  Financial  Statements  in the Form 10-Q for a
further description of the Company's credit facilities.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the twenty-four weeks ended June 11, 2002, the
Company did not  purchase any common  stock and in the  twenty-four  week period ended June 12, 2001 purchased 339,187 shares at a cost of $3,458.

      Subsequent  to June 12,  2002,  the  Company  completed  a Modified  Dutch
Auction tender offer for the purchase of 4,000,000 shares of its common stock at a price of $21.375 per share or a total of $85,500,  excluding  the costs of the tender offer. The transaction was financed from the Company's existing available cash. See Note 10 to Notes to Condensed  Consolidated  Financial  Statements for
additional information.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2002,  the Company  increased its quarterly  cash  dividend from $.125 to $.15 per share.  During the  twenty-four weeks ended June 11, 2002, the Company paid cash dividends of $7,317 or $.30 per share as compared to $6,008 or $.25 per share in fiscal 2001.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant.  As of June 11,
2002, the Company had no positions in futures contracts.

      As  described  in  Note  6 to the  Notes  to  the  Condensed  Consolidated
Financial   Statements,   the  Company  has  options   outstanding  to  purchase
approximately 4,440,000 shares subject to variable plan accounting.  The Company may incur  significant  volatility  in reporting  earnings in future  periods as fluctuations  in market prices of its common stock may greatly  impact  reported non-cash compensation expenses on a periodic basis.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks
            -----------------------------------------------------------

            The Company's  exposure to market risks was not  significant  during the twelve weeks ended June 11, 2002.

Item 4.     Submission of Matters to a Vote of Stockholders
            -----------------------------------------------

            On  July  15,  2002,   the  Company  held  its  Annual   Meeting  of
            Stockholders  (the  "Meeting").  At the  Meeting,  the  stockholders re-elected Fred. B. Chaney,  Ph.D. and William B. Greene, Jr. to the
            Board  of  Directors  to serve  until  the 2005  Annual  Meeting  of
            Stockholders  and until their  successors have been duly elected and
            qualified.  As  to  the  newly  re-elected  Directors,   there  were
            22,814,596  votes "For" and 1,149,169  votes  "Withheld" for Fred B.
            Chaney,  Ph.D.  and  22,789,796  votes  "For"  and  1,173,969  votes
            "Withheld"  for  William B.  Greene,  Jr. The  proposal to amend the
            Company's Certificate of Incorporation and By-laws to declassify the organization of the Board of Directors did not receive the requisite vote for approval.  As to the proposal,  there were 15,333,954 votes
            "For,"  2,557,746 votes "Against" and 19,835 votes  "Abstained." The stockholders  ratified the  appointment  of Ernst & Young LLP as the
            Company's  independent  auditors  for the year ending  December  31,
            2002.  As to the  ratification  of auditors,  there were  23,193,744 votes "For", 767,513 votes "Against" and 2,508 votes "Abstained".

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

           (a)    Exhibits.
                  99 - Agreement  dated as of April 29, 2002 between the Company and Mark Saltzgaber.
           (b)    Reports on Form 8-K.

                  During the twelve weeks ended June 11, 2002, the Company filed
                  Form 8-Ks on the following dates under Item 5 - Other Events:

                                 April 8, 2002
                                 April 29, 2002
                                 May 8, 2002

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

                                         Lone Star Steakhouse & Saloon, Inc.
                                         (Registrant)

      Date______________________         /s/ Randall H. Pierce
                                         -----------------------------------
                                         Randall H. Pierce
                                         Chief Financial Officer

