Form 10-Q
period 2002-09-03
LONE STAR STEAKHOUSE & SALOON INC
filed 2002-10-18
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarter ended                                        Commission file number
September 3, 2002                                              0-19907

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                              48-1109495
      --------                                              ----------
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

           Class                                 Outstanding at October 11, 2002
Common Stock, $.01 par value                           20,961,962 shares

                       LONE STAR STEAKHOUSE & Saloon, Inc.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets                                 2
      at September 3, 2002 and December 25, 2001

      Condensed Consolidated Statements of                                  3
      Income for the twelve weeks ended
      September 3, 2002 and September 4, 2001

      Condensed Consolidated Statements of Income                           4
      for the thirty-six weeks ended September 3, 2002
      and September 4, 2001

      Condensed Consolidated Statements of                                  5
      Cash Flows for the thirty-six weeks ended
      September 3, 2002 and September 4, 2001

      Notes to Condensed Consolidated                                       6
      Financial Statements

Item 2.  Management's Discussion and                                       10
      Analysis of Financial Condition and
      Results of Operations

Item 3.  Quantitative and Qualitative                                      17
      Disclosures about Market Risks

Item 4.  Controls and Procedures                                           17

PART II.  OTHER INFORMATION
Items 1, 2, 3 and 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 4. Submission of matters to a vote of stockholders                    17

Item 6.  Exhibits and Reports on Form 8-K                                  18

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                    September 3,  December 25,
                                                                         2002         2001
                                                                         ----         ----
                                     ASSETS

Current assets:
    Cash and cash equivalents                                         $  53,428    $  82,919
    Inventories                                                          11,822       12,466
    Other current assets                                                  7,981        8,302
                                                                      ---------    ---------
        Total current assets                                             73,231      103,687
Property and equipment                                                  524,474      526,371
Less accumulated depreciation and amortization                         (174,849)    (156,488)
                                                                      ---------    ---------
                                                                        349,625      369,883

Other assets:
    Deferred income taxes                                                18,053        9,253
    Intangible and other assets, net                                     32,999       32,206
                                                                      ---------    ---------
           Total assets                                               $ 473,908    $ 515,029
                                                                      ---------    ---------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  14,632    $  16,516
    Other current liabilities                                            28,839       38,887
                                                                      ---------    ---------
           Total current liabilities                                     43,471       55,403

Long term liabilities, principally defered compensation obligations       8,751        5,187
Stockholders' equity:
    Preferred stock                                                        --           --
    Common stock                                                            220          240
    Additional paid-in capital                                          170,274      205,982
    Retained earnings                                                   263,519      261,660
    Accumulated other comprehensive loss                                (12,327)     (13,443)
                                                                      ---------    ---------
           Total stockholders' equity                                   421,686      454,439
                                                                      ---------    ---------
           Total liabilities and stockholders' equity                 $ 473,908    $ 515,029
                                                                      ---------    ---------

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                          For the twelve weeks ended
                                                          --------------------------
                                                        September 3,       September 4,
                                                           2002                2001
                                                           ----                ----

Net sales                                               $ 134,492          $ 135,685
Costs and expenses:
    Costs of sales                                         44,532             47,698
    Restaurant operating expenses                          63,451             64,646
    Depreciation and amortization                           5,855              6,384
                                                        ---------          ---------
Restaurant costs and expenses                             113,838            118,728
                                                        ---------          ---------
Restaurant operating income                                20,654             16,957
General and administrative expenses                         9,614             10,221
Non-cash stock compensation expense (benefit)              (9,228)            (3,170)
                                                        ---------          ---------
Income from operations                                     20,268              9,906
Other income, net                                             197                840
                                                        ---------          ---------
Income from continuing operations before income taxes      20,465             10,746
Provision for income taxes                                  6,874              3,436
                                                        ---------          ---------
Income from continuing operations                          13,591              7,310
Discontinued opeartions:
    Loss from operations of discontinued restaurants          (29)              (470)

    Income tax benefit                                         11                176
                                                        ---------          ---------
    Loss on discontinued operations                           (18)              (294)
                                                        ---------          ---------
Net income                                              $  13,573          $   7,016
                                                        =========          =========

Basic earnings (loss) per share:
    Continuing operations                               $    0.61          $    0.30
    Discontinued operations                                  --                (0.01)
                                                        ---------          ---------
                                                        $    0.61          $    0.29
                                                        =========          =========

Diluted earnings (loss) per share:
    Continuing operations                               $    0.55          $    0.29
    Discontinued operations                                  --                (0.01)
                                                        ---------          ---------
                                                        $    0.55          $    0.28
                                                        =========          =========

Pro forma amounts assuming retroactive application of
    accounting change:

Net income                                              $  13,573          $   7,242
                                                        =========          =========
Pro forma basic earnings per share                      $    0.61          $    0.30
                                                        ---------          ---------
Pro forma diluted earnings per share                    $    0.55          $    0.28
                                                        =========          =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                       For the thirty-six weeks ended
                                                       ------------------------------
                                                   September 3, 2002   September 4, 2001
                                                   -----------------   -----------------

Net sales                                               $ 422,339           $ 413,810
Costs and expenses:
    Costs of sales                                        139,414             144,408
    Restaurant operating expenses                         191,098             197,648
    Depreciation and amortization                          17,695              19,175
                                                        ---------           ---------
Restaurant costs and expenses                             348,207             361,231
                                                        ---------           ---------
Restaurant operating income                                74,132              52,579
General and administrative expenses                        29,103              29,264
Abandoned merger expenses                                   2,967                --
Non-cash stock compensation expense                        23,343              11,265
                                                        ---------           ---------
Income from operations                                     18,719              12,050
Other income, net                                             844               3,167
                                                        ---------           ---------
Income from continuing operations before income taxes
    and cumulative effect of accounting change             19,563              15,217
Provision for income taxes                                  6,589               4,837
                                                        ---------           ---------
Income from continuing operations before cumulative
    effect of accounting change                            12,974              10,380
Discontinued opeations:
    Loss from operations of discontinued restaurants         (356)               (708)
    Income tax benefit                                        131                 264
                                                        ---------           ---------
    Loss on discontinued operations                          (225)               (444)
                                                        ---------           ---------
Income before cummulative effect of accounting change      12,749               9,936
Cumulative effect of accounting change, net of tax           (318)               --
                                                        ---------           ---------
Net income                                              $  12,431           $   9,936
                                                        =========           =========
Basic earnings per share:
    Continuing operations                               $    0.54           $    0.43
    Discontinued operations                                 (0.01)              (0.02)
    Cumulative effect of accounting change                  (0.01)               --
                                                        ---------           ---------
    Basic earnings per share                            $    0.52           $    0.41
                                                        =========           =========

Diluted earnings per share:
    Continuing operations                               $    0.49           $    0.41
    Discontinued operations                                 (0.01)              (0.01)
    Cumulative effect of accounting change                  (0.01)               --
                                                        ---------           ---------
    Diluted earnings per share                          $    0.47           $    0.40
                                                        =========           =========

Pro forma amounts assuming retroactive application of
    accounting change:

Net income                                              $  12,749           $  10,563
                                                        =========           =========
Pro forma basic earnings per share                      $    0.53           $    0.44
                                                        =========           =========
Pro forma diluted earnings per share                    $    0.48           $    0.42
                                                        =========           =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      For the thirty-six weeks ended
                                                                   -------------------------------------
                                                                   September 3, 2002   September 4, 2001
                                                                   -----------------   -----------------
Cash flows from operating activities:
    Net income                                                          $ 12,431          $  9,936
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                     20,377            21,927
        Non-cash stock compensation expense                               23,343            11,265
        Provision for impaired assets and restaurant closings                200              --
        (Gain) loss on sale of assets                                        149            (2,151)
        Cummulative effect of accounting change                              508              --
        Deferred income taxes                                             (8,800)           (4,462)
        Loss from discontinued operations                                    225               445
        Net change in operating assets and liabilities:
             Change in operating assets                                    1,006               307
             Change in operating liabilities                              (5,993)             (484)
                                                                        --------          --------
Net cash provided by operating activities                                 43,446            36,783
Cash flows from investing activities:
    Purchases of property and equipment                                   (1,653)           (2,373)
    Proceeds from sale of assets                                           2,806             5,462
    Other                                                                     53                47
                                                                        --------          --------
    Net cash provided by investing activites                               1,206             3,136
Cash flows from financing activities:
    Net proceeds from issuance of common stock                            22,521             1,063
    Common stock repurchased and retired                                 (86,301)           (3,542)
    Cash dividends paid                                                  (10,572)           (9,011)
                                                                        --------          --------
        Net cash used in financing activities                            (74,352)          (11,490)

Effect of exchange rate on cash                                              273                 3
Cash provided by (used in) discontinued operations                           (64)               40
                                                                        --------          --------
    Net increase (decrease) in cash and cash equivalents                 (29,491)           28,472
Cash and cash equivalents at beginning of period                          82,919            29,029
                                                                        --------          --------
Cash and cash equivalents at end of period                              $ 53,428          $ 57,501
                                                                        ========          ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                          $ 13,997          $    549
                                                                        ========          ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & Saloon, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.    Basis of Presentation
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all adjustments,  consisting  of  normal,  recurring  accruals,  which  the  Company considers  necessary for a fair  presentation of the financial  position and the results of operations for the periods presented.  The results for the thirty-six weeks ended September 3, 2002 are not  necessarily  indicative of the results to be expected for the full year ending December 31, 2002. This quarterly report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  in its  annual  report  on Form  10-K for the year  ended
December 25, 2001.

      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    Comprehensive Income
      --------------------

Comprehensive income is comprised of the following:

                                     For the twelve weeks ended          For the thirty-six weeks ended
                                     --------------------------          ------------------------------
                                   Sept. 3, 2002     Sept. 4, 2001      Sept. 3, 2002       Sept. 4, 2001
                                   -------------     -------------      -------------       -------------

Net income                            $13,573            $  7,016         $  12,431              $  9,936
Foreign currency translation
        adjustments                      (566)               (164)            1,116                (1,216)
                                      -------            --------         ---------              --------
Comprehensive income                  $13,007            $  6,852         $  13,547              $  8,720
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

                                    For the twelve weeks ended     For the thirty-six weeks ended
                                   ----------------------------    ------------------------------
                                   Sept. 3, 2002  Sept. 4, 2001    Sept. 3, 2002    Sept. 4, 2001
                                   -------------  -------------    -------------    -------------

Basic average shares outstanding      22,263          24,031           23,736           24,032
Diluted average shares outstanding    24,582          25,453           26,254           25,099

4.    Long - Term Revolver
      --------------------

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused  amount of the credit  facility.  At September 3, 2002 and December  25, 2001,  there were no  borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank, under which no borrowings were outstanding at September 3, 2002 and
December  25,  2001.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    Treasury Stock Transactions
      ---------------------------

      In May 2002, the Company  commenced a Modified Dutch Auction tender offer.
Under the terms of the tender offer, the Company invited  shareholders to tender their shares at prices  specified  by the  tendering  shareholder  at a purchase price not in excess of $22.50 nor less than $20.50 per share.  The tender  offer was completed in June 2002,  and as a result,  the Company  purchased  4,000,000 shares of its common stock at a price of $21.375 per share.  The aggregate  cost to repurchase the shares was $86,301 including the cost of the tender offer. The transaction was financed from the Company's existing available cash.

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  Except for the 4,000,000  shares  repurchased  in the tender  offer,  the Company  made no  additional  purchases  of its common stock during the  thirty-six  weeks ended  September 3, 2002,  and  purchased  346,187 shares of its common stock during the thirty-six  weeks ended September 4, 2001, at an average  price of $10.23  per share.  The  Company is  accounting  for the purchases using the  constructive  retirement  method of accounting  wherein the aggregate  par value of the stock is charged to the common stock account and the excess of cost over par value is charged to additional paid-in capital.

6.    Stock Based Compensation
      ------------------------

      Financial  Accounting  Standards Board (FASB)  Interpretation  No. 44 (FIN
44),  Accounting  for Certain  Transactions  Involving  Stock  Compensation,  an
Interpretation  of APB No. 25, became  effective  July 1, 2000. FIN 44 requires, among other things, that stock options,  which have been modified after December
15, 1998 to reduce the  exercise  price,  be accounted  for as  variable.  Under variable  plan  accounting,  compensation  expense is adjusted for  increases or decreases in the fair market value of the Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1,
2000,  which was the initial base period fair value used to measure the non-cash stock compensation charge or benefit for variable options outstanding at July 1,
2000.  Variable  plan  accounting  is applied to the  modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in prior years,  which are subject to the  accounting  provisions of FIN
44, and at  September  3, 2002,  outstanding  options to purchase  approximately
4,119,000  shares were  affected by this  accounting  requirement.  In addition, during  fiscal 2002,  the Company has  accelerated  the vesting of certain stock options  which  are  subject  to the  application  of FIN 44. As a result of the application of FIN 44, the Company recorded non-cash stock compensation  expense
(benefit) of $(9,228) and $(3,170) for the twelve weeks ended  September 3, 2002 and September 4, 2001, respectively,  and $23,343 and $11,265 for the thirty-six weeks ended  September 3, 2002 and  September 4, 2001,  respectively.  In future periods,  the  Company  will  record an  additional  non-cash  charge or benefit related to the repriced  options then  outstanding  based upon the change in the
Company's  common stock price as compared to the last reporting  period.  If the
Company's common stock price at the beginning and end of any reporting period is less than $10.125 per share, no charge or benefit will be reflected.

7.    Accounting Changes
      ------------------

      In June 2001, the FASB issued  Statement of Financial  Accounts  Standards
(SFAS) No. 142,  Goodwill and Other Intangible  Assets,  requiring that goodwill and  intangible  assets  deemed  to have  indefinite  lives  will no  longer  be amortized,  but will be subject to annual  impairment  tests in accordance  with
SFAS No.  142.  The  Company  adopted  the  provisions  of SFAS  No.  142 in its financial  statements as required effective December 26, 2001. The effect of the application of the  non-amortization  rules on accounting for goodwill and other intangible  assets was to increase net income for the twelve weeks ended and the thirty-six  weeks ended  September  3, 2002 by $226 and $627,  respectively,  or
$0.01 and $0.02 per share, respectively.  In addition, the Company completed the measurement  tests for  measurement  of  impairment  loss for both  goodwill and indefinite  lived  intangible  assets,  which  resulted  in  a  charge  for  the cumulative  effect of an  accounting  change of $318 or $0.01 per share,  net of income taxes of $190 to reflect  impairment of certain  goodwill  related to its
Australian investments.

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived  Assets.  SFAS No. 144 supersedes  SFAS No.
121,  Accounting  for the  Impairment  of Long-Lived  Assets and for  Long-Lived
Assets to Be Disposed Of and resolves significant implementation issues that had evolved  since the issuance of SFAS No. 121.  SFAS No. 144  established a single accounting model for long-lived assets to be disposed of by sale or abandonment.
Additionally,  SFAS No.  144  expanded  the scope of  financial  accounting  and reporting  of  discontinued  operations  previously  addressed  in APB No. 30 to require that all  components  of an entity that have either been disposed of (by sale, by  abandonment,  or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished,  operationally and for  financial  reporting  purposes  from  the  rest of the  entity,  should  be presented as  discontinued  operations.  SFAS No. 144 is effective for financial statements  issued for fiscal years  beginning  after  December  15,  2001.  The provisions for presenting the components of an entity as discontinued operations are effective  only for disposal  activities  initiated by the Company after the effective date of the Statement.  The Company adopted the provisions of SFAS No.
144  effective  December  26,  2001.  Pursuant  to SFAS No.  144,  each  Company restaurant is a component of the entity whose  operations  can be  distinguished from the rest of the Company;  therefore,  when a  restaurant  is closed and the restaurant is either held for sale or  abandoned,  the  restaurant's  operations will be eliminated from the ongoing operations of the Company.  Accordingly, the operations  of such  restaurants,  net of  applicable  income  taxes,  have been presented  as  discontinued  operations  and prior  period  consolidated  income statements have been reclassified.

8.   Dividend Declaration
     --------------------

     The Board of Directors  declared the Company's  quarterly  cash dividend of
$.15 per share payable  October 18, 2002 to stockholders of record on October 4,
2002.

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

10.  Discontinued Operations
     -----------------------

     Pursuant to the provisions of SFAS No. 144 as previously  described in Note
7 to the  consolidated  financial  statements,  the  Company  has  closed  three restaurants  during the thirty-six  weeks ended September 3, 2002 which meet the criteria  for  the  operations  of  the  restaurants  to  be  accounted  for  as discontinued operations. The components of the loss from discontinued operations are as follows:

                              For the twelve weeks ended     For the thirty-six weeks ended
                              --------------------------     ------------------------------
                              September 3,    September 4,   September 3,        September 4,
                                  2002            2001           2002                 2001
                              -----------     -----------    ------------       --------------

Loss from operations          $    35         $   470         $   362           $   708
Loss on disposal                   (6)           --                (6)             --
Income tax benefit                (11)           (176)           (131)             (263)

                              -------         -------         -------           -------
Net loss from discontinued
 operations                   $    18         $   294         $   225           $   445

                              =======         =======         =======           =======
Net sales from discontinued
 operations                   $  --           $   780         $   681           $ 2,477

                              =======         =======         =======           =======

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

     There were 249 operating  domestic Lone Star restaurants as of September 3,
2002.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002, and a domestic Lone Star restaurant was destroyed by fire in March 2002.

     The  Company  currently  operates  five Del  Frisco's  Double  Eagle  ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The  Company  currently  operates  fifteen  Sullivan's  Steakhouse
("Sullivan's") restaurants.

     Internationally, the Company currently operates 24 Lone Star restaurants in
Australia and a licensee  operates one Lone Star restaurant in Guam. The Company closed five Lone Star  restaurants  in Australia in January 2001,  one Lone Star
Australian  restaurant in December 2001 and one Lone Star Australian  restaurant in June 2002.

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

                                                                                      Twelve Weeks Ended (1)  Thirty-six Weeks Ended
                                                                                      ----------------------  ----------------------
                                                                                       Sept. 3,     Sept. 4,    Sept. 3,  Sept. 4,
                                                                                          2002         2001      2002        2001
                                                                                          ----         ----      ----        ----

                                                                                                   (dollars in thousands)

Statement of Income:
Net sales .............................................................................    100.0%    100.0%    100.0%    100.0%
Costs and expenses:
      Costs of sales ..................................................................     33.1      35.2      33.0      34.9
      Restaurant operating expenses ...................................................     47.2      47.6      45.2      47.8
      Depreciation and amortization ...................................................      4.4       4.7       4.2       4.6
                                                                                           -----     -----     -----     -----
      Restaurant costs and expenses ...................................................     84.7      87.5      82.4      87.3
                                                                                           -----     -----     -----     -----
Restaurant operating income ...........................................................     15.3      12.5      17.6      12.7
General and administrative expenses ...................................................      7.1       7.5       6.9       7.1
Abandoned merger expenses .............................................................      --        --         .7       --
Non-cash stock compensation (benefit) expense .........................................     (6.9)     (2.3)      5.5       2.7
                                                                                            -----     -----     -----    -----
Income from operations ................................................................     15.1       7.3       4.5       2.9
Other income, net .....................................................................      0.1       0.6       0.2       0.8
                                                                                            -----     -----     ----     -----
Income from continuing operations before income taxes
  and cumulative effect of accounting change ..........................................     15.2       7.9       4.7       3.7
Provision for income taxes ............................................................      5.1       2.5       1.6       1.2
                                                                                            ----     -----     -----     -----
Income from continuing operations before cumulative
  effect of accounting change .........................................................     10.1       5.4       3.1       2.5
Loss from discontinued operations, net of applicable income
  taxes                                                                                      --       (0.2)     (0.1)     (0.1)
                                                                                          ------    ------     -----    ------
Income before cumulative effect of accounting change ..................................     10.1       5.2       3.0       2.4
Cumulative effect of accounting change, net of tax ....................................      --        --       (0.1)      --
                                                                                          ------    ------     -----    ------
Net income  ...........................................................................     10.1%      5.2%      2.9%      2.4%
                                                                                          ======    ======     =====    ======

Restaurant Operating Data:
      Average sales per restaurant on an annualized basis (2)..........................  $ 1,982   $ 2,014   $ 2,065   $ 2,064
      Number of restaurants at end of the period.......................................      294       295       294       295

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks respectively.

(2)   Average  sales per  restaurant  on an  annualized  basis are  computed  by dividing a  restaurant's  total  sales for full  accounting  periods  open during the reporting period, and annualizing the result.

LONE STAR STEAKHOUSE & SALOON, INC.

       Twelve weeks ended September 3, 2002 compared to Twelve weeks ended
    September 4, 2001 (Dollar amounts in thousands, except per share amounts)

      Net sales decreased  $1,193 or 0.8% to $134,492 for the twelve weeks ended
September 3, 2002,  compared to $135,685 for the twelve weeks ended September 4,
2001. The decrease was principally attributable to a decline in same store sales of  2.4%  compared  to the  comparable  period  last  year  offset  in  part  by incremental sales of $2,408 from five new domestic Lone Star restaurants  opened since September 2001.

      Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 33.1%  from  35.2%  due  primarily  to a  decrease  in beef  costs.

      Restaurant  operating  expenses decreased $1,195 to $63,451 for the twelve weeks ended  September 3, 2002 compared to $64,646 in the  comparable  period in
2001,  and  decreased  as a  percentage  of net sales from  47.6% to 47.2%.  The decrease is  attributable  to improved labor costs resulting from improved labor controls,  and decreases in advertising expenses and pre-opening  expenses.  The decrease in  restaurant  operating  expenses was  partially  offset by increased costs for  building  and  equipment  maintenance  expense and certain  insurance costs.

      Depreciation  and  amortization  decreased $529 for the twelve weeks ended
September 3, 2002 compared with the  comparable  period in 2001. The decrease is attributable  to the  impact of the  non-amortization  rules on  accounting  for goodwill and certain other  intangibles and a reduction in the depreciable  base for certain assets that became fully depreciated.

      General and  administrative  expenses  decreased $607 for the twelve weeks ended September 3, 2002 compared to the comparable  period in 2001. The decrease is due primarily to decreased costs in legal and professional fees and decreases in recruiting expenses. The decreases were offset in part by increased costs for directors and officers liability insurance costs.

      Non-cash stock  compensation  benefit for the twelve weeks ended September
3,  2002 was  $9,228  compared  to  $3,170  for the  comparable  period in 2001.
Financial  Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting
for Certain Transactions Involving Stock Compensation,  an Interpretation of APB
No. 25, became effective July 1, 2000. FIN 44 requires, among other things, that stock  options,  which have been modified  after December 15, 1998 to reduce the exercise  price, be accounted for as variable.  Under variable plan  accounting, compensation  expense is adjusted for  increases or decreases in the fair market value of the  Company's  common stock based upon the changes in the common stock price from the value of $10.125 per share at July 1, 2000, which was the initial base period fair value used to measure the non-cash stock compensation charge or benefit.  Variable plan  accounting is applied to the modified  awards until the options are exercised,  forfeited or expire  unexercised.  The Company  repriced options in prior years,  which are subject to the  accounting  provisions of FIN
44, and at  September  3, 2002,  outstanding  options to purchase  approximately
4,119,000  shares  were  affected  by  this  accounting  requirement.   In  each
subsequent  period,  the Company will record an additional  non-cash  expense or benefit related to the repriced options then  outstanding  based upon the change in the Company's common stock price as compared to the price at the beginning of the last  reporting  period.  In  addition,  during  fiscal  2002,  the  Company accelerated  the  vesting  of certain  stock  options  which are  subject to the application of FIN 44.

     Other income,  net for the twelve weeks ended  September 3, 2002,  was $197 compared to $840 for the  comparable  period in 2001.  The decrease is primarily attributable  to a  decrease  in gain on the  sale of  assets  and,  to a lesser extent, by a decrease in interest income as a result of lower interest rates and a reduced amount of excess funds available for investment.

      The  effective  income tax rates for the twelve  weeks ended  September 3,
2002 and September 4, 2001 were 33.6% and 32.0%, respectively. The difference in
the  effective  tax  rates  from  the  federal   statutory   rate  is  primarily
attributable to the impact of FICA Tip and other tax credits.

      Discontinued operations reflect the operating results for the twelve-weeks ended September 3, 2002 and the comparable  period in 2001 for those restaurants closed during the thirty-six weeks ended September 3, 2002 which are required to be reported as discontinued  operations  pursuant to SFAS No. 144 Accounting for the  Impairment  or  Disposal of  Long-Lived  Assets see Note 10 to the Notes to
Condensed Consolidated Financial Statements for additional information.

LONE STAR STEAKHOUSE & SALOON, INC.

      Thirty-six weeks ended September 3, 2002 compared to Thirty-six weeks ended September 4, 2001
             (Dollar amounts in thousands, except per share amounts)

      Net sales  increased  $8,529 or 2.1% to $422,339 for the thirty-six  weeks ended  September 3, 2002,  compared to $413,810 for the  thirty-six  weeks ended
September 4, 2001.  The increase was  principally  attributable  to  incremental sales of  $8,007  from five new  domestic  Lone Star  restaurants  opened  since
September  2001.  Same store sales  decreased  0.4% compared with the comparable prior year period.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 33.0% from 34.9% due  primarily  to a decrease in beef  costs.  The decrease  was  partially  offset by the impact of  promotional  pricing from the
Company's  direct mail campaigns  initiated late in the second quarter of fiscal
2001.

     Restaurant   operating  expenses  decreased  $6,550  to  $191,098  for  the thirty-six  weeks ended September 3, 2002 compared to $197,648 in the comparable period in 2001,  and decreased as a percentage of net sales from 47.8% to 45.2%.
The  decrease is  attributable  to  improved  labor  costs  resulting  both from increased sales volumes and improved labor controls,  and decreases in broadcast media  costs,  pre-opening  expenses  and  natural  gas costs.  The  decrease in restaurant  operating expenses was partially offset by increased costs for print media advertising costs, and certain insurance costs.

     Depreciation  and  amortization  decreased  $1,480 for the thirty-six weeks ended  September  3, 2002  compared  with the  comparable  period  in 2001.  The decrease  is  attributable  to the  impact  of  the  non-amortization  rules  on accounting for goodwill and certain other  intangibles and to a reduction in the depreciable base for certain assets that became fully depreciated.

     General and administrative expenses decreased $161 for the thirty-six weeks ended September 3, 2002 compared to the comparable  period in 2001. The decrease is due primarily to decreased costs for recruiting and travel and a reduction in consulting costs related to information technology. The decreases were offset in part by increased costs for director and officer  liability  insurance and legal and professional costs.

     Abandoned  merger  expenses  of  $2,967  for  the  thirty-six  weeks  ended
September 3, 2002 reflect the costs  incurred  related to the proposed  sale and merger of the Company which was  terminated  on May 4, 2002.  Such costs include fees paid to investment  advisors and legal counsel and certain costs reimbursed by the  Company to the  potential  buyer in  connection  with its due  diligence efforts.

     Non-cash  stock  compensation   expense  for  the  thirty-six  weeks  ended
September 3, 2002 was $23,343  compared to $11,265 in the  comparable  period in
2001.  See Note 6 to the Notes to Condensed  Consolidated  Financial  Statements
included elsewhere herein for additional information.

     Other income, net for the thirty-six weeks ended September 3, 2002 was $844 compared to $3,167 for the comparable  period in 2001. The decrease is primarily attributable to a decrease in gain on sale of assets.

      The effective income tax rates for the thirty-six weeks ended September 3,
2002 and September 4, 2001 were 33.5% and 31.5%, respectively. The difference in the effective tax rates is primarily  attributable to the impact of FICA Tip and other tax credits.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the  thirty-six  weeks ended  September  3, 2002 which are required to be reported as discontinued operations pursuant to SFAS No. 144. See Note 10 to the
Notes to Condensed Consolidated Financial Statements for additional information.

      The cumulative effect of accounting change reflects the effect of adoption of the provisions of SFAS No. 142,  Goodwill and Other  Intangible  Assets.  The
Company adopted the provisions of SFAS No. 142 effective  December 26, 2001. The cumulative  effect of the change in accounting  resulted in a one-time charge of
$318, net of income taxes, to reflect the impairment of goodwill  related to its
Australia  operations  (see  Note  7 to  the  Notes  to  Condensed  Consolidated
Financial Statements for additional information).

Impact of inflation

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of  personnel  are tipped  employees,  minimum  wage  changes will have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost  increases in its  entirety.  To date,  inflation has not had a material impact on operating margins.

Liquidity and Capital Resources (Dollar amounts in thousands, except share amounts)

      The following  table  presents a summary of the  Company's  cash flows for each of the thirty-six weeks ended September 3, 2002 and September 4, 2001:

                                                            Thirty-six weeks ended
                                                            ----------------------
                                                     September 3, 2002   September 4, 2001
                                                     -----------------   -----------------

Net cash provided by operating activities ............   $ 43,446            $ 36,783
Net cash provided by investment activities ...........      1,206               3,136
Net cash used in financing activities ................    (74,352)            (11,490)
Effect of exchange rate on cash ......................        273                   3
Net cash provided by (used in) discontinued operations        (64)                 40
                                                         --------            --------
Net increase (decrease) in cash ......................   $(29,491)           $ 28,472
                                                         ========            ========

      During the thirty-six  week period ended  September 3, 2002, the Company's investment in property and equipment was $1,653  compared to $2,373 for the same period in fiscal 2001. In the  thirty-six  week period ended  September 3, 2002, the  Company  received  $2,806 in proceeds  from the sale of assets  compared to
$5,462 in fiscal 2001.

      During the  thirty-six  week period ended  September 3, 2002,  the Company received net  proceeds of $22,521  from the issuance of 1,980,708  shares of its common stock due to the exercise of stock options compared to proceeds of $1,063 from the issuance of 128,222 shares in the same period in fiscal 2001.

      In June 2002, the Company  completed a Modified Dutch Auction tender offer for the purchase of  4,000,000  shares of its common stock at a price of $21.375 per share. The aggregate cost to repurchase the shares was $86,301 including the costs of the tender  offer.  The  transaction  was financed  from the  Company's existing available cash.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  Except for the 4,000,000  shares  repurchased  in the tender  offer  as  previously  described,  during  the  thirty-six  weeks  ended
September  3, 2002,  the Company did not  purchase  any common  stock and in the thirty-six  week period ended  September 4, 2001  purchased  346,187 shares at a cost of $3,542.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2002,  the Company  increased its quarterly  cash  dividend  from $.125 to $.15 per share.  During the  thirty-six weeks ended  September 3, 2002,  the Company  paid cash  dividends of $10,572 or
$.45 per share as compared to $9,011 or $.375 per share in fiscal 2001.

      At  September  3,  2002,   the  Company  had  $53,428  in  cash  and  cash
equivalents.  The Company had available  $55,000 in unsecured  revolving  credit facilities. At September 3, 2002, the Company had no outstanding borrowings. See
Note 4 to the Notes to Condensed  Consolidated  Financial Statements in the Form
10-Q for a further description of the Company's credit facilities.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant. As of September
3, 2002, the Company had no positions in futures contracts.

      As  described  in  Note  6 to the  Notes  to  the  Condensed  Consolidated
Financial   Statements,   the  Company  has  options   outstanding  to  purchase
approximately  4,119,000  shares of its common  stock  subject to variable  plan accounting.  The Company may incur significant  volatility in reporting earnings in future  periods as  fluctuations  in market  prices of its  common  stock may greatly impact reported non-cash compensation expenses on a periodic basis.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

            The Company's  exposure to market risks was not  significant  during the twelve weeks ended September 3, 2002.

Item 4.     Controls and Procedures
            -----------------------

            Within the 90 days  prior to the date of this  report,  the  Company carried  out an  evaluation  under  the  supervision  and  with  the participation of the Company's  management,  including the Company's
            Chief  Executive  Officer  and  Chief  Financial  Officer,   of  the
            effectiveness   of  the  design  and   operation  of  the  Company's
            disclosure  controls and procedures  pursuant to Securities Exchange
            Act Rule 13a-14.  Based upon that  evaluation,  the Chief  Executive
            Officer and Chief  Financial  Officer  concluded  that the Company's disclosure  controls  and  procedures  are  effective  in  timely alerting  them to  material  information  relating to the Company
            (including its consolidated subsidiaries) required to be included in the Company's  periodic SEC Filings.  There were no significant changes in the  Company's  internal  controls or in other factors that could significantly  affect these controls subsequent to the date of their evaluation.

Part II  -  Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

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

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Reports on Form 8-K.  The Company  filed a Form 8-K on June 21,
                 2002 under Item 5 - Other Events.
            (b)  Exhibits
                  99.1     Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sabranes-Oxley Act
                  99.2     Certification of Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           Lone Star Steakhouse & Saloon, Inc.
                                           (Registrant)

      Date  October 18, 2002               /s/ Randall H. Pierce
            ----------------               -------------------------------------
                                           Randall H. Pierce
                                           Chief Financial Officer

                       LONE STAR STEAKHOUSE & SALOON, INC.

                             a Delaware corporation

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                            Section 302 Certification

I, JAMIE B. COULTER, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of LONE STAR STEAKHOUSE &
SALOON, INC, a Delaware corporation (the "registrant");

(2) Based on my  knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

(3)  Based on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)  The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a)  designed  such  disclosure  controls  and  procedures  to ensure that
      material   information   relating  to  the   registrant,   including   its
      consolidated  subsidiaries,  is made  known to us by others  within  those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the  effectiveness of the registrant's  disclosure  controls and  procedures  as of a date  within 90 days prior to the filing  date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
      effectiveness  of the  disclosure  controls  and  procedures  based on our evaluation as of the Evaluation Date;

(5) The registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation, to the registrant's auditors and the audit committee of the  registrant's  board of directors (or persons  performing  the equivalent functions):

      (a) all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's  ability to record, process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material,  that involves management or other employees  who  have  a  significant  role  in the  registrant's  internal controls; and

(6) The  registrant's  other  certifying  officers and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 18, 2002

                                             By: /s/ Jamie B. Coulter
                                                 ------------------------
                                                 Jamie B. Coulter
                                                 Principal Executive Officer

                       LONE STAR STEAKHOUSE & SALOON, INC.
                             a Delaware corporation

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                            Section 302 Certification

I, RANDALL H. PIERCE, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of LONE STAR STEAKHOUSE &
SALOON, INC., a Delaware corporation (the "registrant");

(2) Based on my  knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

(3)  Based on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)  The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)  designed  such  disclosure  controls  and  procedures  to ensure that
      material   information   relating  to  the   registrant,   including   its
      consolidated  subsidiaries,  is made  known to us by others  within  those entities,  particularly during the period in which this quarerly report is being prepared;

      (b) evaluated the  effectiveness of the registrant's  disclosure  controls and  procedures  as of a date  within 90 days prior to the filing  date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
      effectiveness  of the  disclosure  controls  and  procedures  based on our evaluation as of the Evaluation Date;

(5) The registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation, to the registrant's auditors and the audit committee of the  registrant's  board of directors (or persons  performing  the equivalent function):

      (a) all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's  ability to record, process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material,  that involves management or other employees  who  have  a  significant  role  in the  registrant's  internal controls; and

(6) The  registrant's  other  certifying  officers and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 18, 2002

                                                By: /s/ Randall H. Pierce
                                                    -------------------------
                                                    Randall H. Pierce
                                                    Principal Financial Officer

