Form 10-K
period 2002-12-31
LONE STAR STEAKHOUSE & SALOON INC
filed 2003-03-14
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       --
                                    FORM 10-K

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 2002
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

      Indicate by check mark whether the Registrant is an accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes /x/ No / /

      As of June 11, 2002, the aggregate market value of the Registrant's Common
Stock held by non-affiliates of the Registrant was $485,735,766.  Solely for the
purpose of this  calculation,  shares  held by  directors  and  officers  of the
Registrant  have  been  excluded.   Such  exclusion   should  not  be  deemed  a
determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 10, 2003,  there were  21,263,052  shares  outstanding  of the
Registrant's Common Stock.

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

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I

                                     PART II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matter.....................................................12
 6.   Selected Financial Data............................................... 13
 7.   Management's Discussion and Analysis of

 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...................................................26

                                    PART III

10.   Directors and Executive Officers of the Registrant.................... 26
11.   Executive Compensation................................................ 26
12.   Security Ownership of Certain Beneficial Owners and

                                     PART IV

15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......27
      Signatures.............................................................30

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

ITEM 1.   BUSINESS

BACKGROUND

            As of March 10, 2003, Lone Star Steakhouse &  Saloon,  Inc. (the
"Company")  owned and operated  249  mid-priced,  full  service,  casual  dining restaurants  located in the United  States,  which  operate under the trade name
Lone Star Steakhouse &  Saloon or Lone Star Cafe ("Lone Star" or " Lone Star
Steakhouse & Saloon"), and 20 upscale steakhouse restaurants, five operating as Del Frisco's  Double Eagle Steak House ("Del  Frisco's")  restaurants  and 15 operating as Sullivan's Steakhouse ("Sullivan's") restaurants.  The Company also
operates  a  mid-priced   restaurant   operating  as  Frankie's  Italian  Grille
("Frankie's").  In addition,  a licensee operates three Lone Star restaurants in
California  and a  licensee  operates  a Del  Frisco's  restaurant  in  Orlando,
Florida.

            Internationally,  the Company operates 20 Lone Star Steakhouse &
Saloon  restaurants in Australia.  In addition,  a licensee operates a Lone Star
Steakhouse & Saloon restaurant in Guam.

            Steak  continues  to be one of the most  frequently  ordered  dinner entrees at  restaurants.  In 2002,  the United States  Department of Agriculture
estimated the average  annual per capita  consumption of beef to be 67.8 pounds, up slightly  from 2001.  Company  management  believes  the limited  menu of its restaurants,  which  concentrates  primarily on high quality USDA  choice-graded steaks,  and the appeal of its "Texas Roadhouse"  ambiance and excellent service distinguishes  Lone Star restaurants.  Company  management  believes  Sullivan's restaurants are distinguished by featuring high quality,  top end choice of beef whereas Del Frisco's  restaurants are  distinguished  by featuring high quality,
USDA prime graded  steaks.  In  addition,  Sullivan's  and Del Frisco's  feature specialized  new entrees,  award-winning  wine lists,  an exciting  ambiance and attentive team service.

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
Lone Star  restaurants  are open seven days a week and most serve both lunch and dinner with an average  check per customer for 2002 of  approximately  $12.00 at lunch and $18.00 at dinner.

            Del  Frisco's  is  designed  to  serve  a  sophisticated  clientele, including  business  related  dining  occasions,  and  is the  recipient  of the prestigious  Ivy Award and has been elected to the fine dining hall of fame. The
Del Frisco's  concept  embraces an elegant and timeless early twentieth  century motif.  The concept  features old ways of cooking,  such as master  broiling and roasting.  Del Frisco's  decor and ambiance  include dark woods,  fabric  walls, fireplaces,  separate  dining rooms and soft  background  music.  These elements enhance  the  dining  experience  and  establish  a  distinct  identity  for Del
Frisco's.  Del  Frisco's  is further  distinguished  by its high  quality,  USDA prime-graded steaks hand cut in each restaurant.  Del Frisco's restaurants serve dinner only,  except the New York City restaurant  which is also open for lunch, and are generally  open Monday  through  Saturday  with an average  dinner guest check of approximately $85.00.

            Sullivan's  was named after the legendary  boxer,  John L. Sullivan, and embraces a Chicago style 1940's  steakhouse theme with nostalgic  influences that feature jazz and swing music. In 1997, Sullivan's was named the hot concept of the year by  Nation's  Restaurant  News.  The bar  features  live jazz  music several  nights a week.  The decor  includes an open  kitchen,  separate  dining
rooms,  dark  wood  paneling,   carpeted  floors,   warm  lighting,   and  white
tablecloths. Sullivan's is distinguished by its high quality, well aged, midwest grain fed steaks, chops, and seafood.  Most Sullivan's  restaurants serve dinner only,  and are generally  open seven days a week with an average guest check per customer of approximately $63.00.

            Frankie's  Italian Grille is a mid-priced  casual dining  restaurant featuring  traditional  Italian cuisine in large portions.  Frankie's features a high energy, vibrant atmosphere and is open seven days a week, serving lunch and dinner, with check averages of $12.00 at lunch and $27.00 at dinner.

CORPORATE STRATEGY

            During  2002,  the  Company  did not open any new  restaurants.  Two domestic  Lone Stars were closed:  one burned down and was not rebuilt,  and one lease was not  renewed  due to a shift in market  demographics  surrounding  the restaurant. Five underperforming Australian units were closed.

            The Company is currently  evaluating  development  opportunities for all  concepts  for late 2003 and beyond,  depending  on site  availability,  the economy and other  considerations.  In addition,  the Company  plans to test and evaluate  remodeling  certain domestic Lone Star locations and is in the process of developing a new prototype building.

            During  2002,  the  Company   continued  its  focus  on  operational
consistency, improved guest satisfaction and management staffing and retention.

            Average  guest  satisfaction  scores as measured by mystery  shopper scores  conducted  by  independent  third  parties  continue  to  improve at all domestic restaurants.

            Domestic  Lone  Stars  have  continued  a  direct  mail  promotional advertising campaign and focused more on wine, beer and alcohol beverage sales.

            Both  Sullivan's  and Del Frisco's have continued the print branding campaign in such upscale  publications  as Wine Spectator and Cigar  Aficionado.
The menus in each of these concepts remain basically unchanged in the last year.

            The  Company's  strategy  is to grow its unit base  modestly in late
2003 with no more than 6-10 new units,  and to  evaluate  further  expansion  in light of the economy,  site availability and other  considerations.  However, to date the  Company  has  entered  into a lease  with  respect  to one  additional location  and  has not  purchased  any  new  real  estate  with  respect  to any prospective  locations  and there can be no  assurance  that the Company will be able to achieve its expansion goals. Lone Star remodels,  if successfully tested could  roll out more  rapidly,  but  would  entail  the  costs  associated  with retaining and retraining  staff and lost revenue during the time restaurants are closed for remodeling, as well as the cost of the remodeling.

UNIT ECONOMICS

            The Company's  management  team focuses on selecting  locations with the  potential of  producing  significant  revenues  while  controlling  capital expenditures and occupancy  costs. The Company's Lone Star restaurants  averaged approximately  $1.9 million in sales on an annualized  basis during 2002. Of the
249 Lone Star restaurants open at March 10, 2003, 90 were leased  facilities and had an average cash investment of approximately  $1.0 million and 159 were owned and had an average  cost for land  acquisition,  construction  and  equipment of approximately $1.9 million.

      The Company anticipates the average total investment per restaurant for a typical Del Frisco's restaurant and Sullivan's restaurant will range from $3.0 million to $5.0 million.

MENU

            The  dinner  menu  at a Lone  Star  restaurant  features  a  limited selection of high quality, specially seasoned and mesquite grilled steaks, prime rib, ribs,  chicken,  fish,  king crab,  shrimp and various  combinations.  Most dinners  consist  of a complete  meal  including  salad,  bread and butter and a choice of baked potato,  baked sweet potato,  steak fries, steamed vegetables or
Texas rice. The lunch menu offers a selection of hamburgers, chicken sandwiches, luncheon  steaks,  ribs, soups and salads.  Depending on local  availability and quality,  fish  selections are also offered at lunch and dinner.  Appetizers and desserts,  together  with a full bar service is  available.  Alcoholic  beverage service accounts for approximately 12% of Lone Star's net sales.

            The menu at Del Frisco's  features  high  quality USDA  prime-graded steaks,  chops,  seafood, and quality side dishes. Del Frisco's wine list offers over 300 high quality wines and a full bar.  Alcoholic beverage service accounts for approximately 37% of Del Frisco's sales.

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

MARKETING

            Lone Star restaurants are "destination  location  restaurants"  that focus on the mid-priced full service casual dining market segments.  The Company
is  committed   to  customer   service,   providing  an  excellent   price-value
relationship  and  coupled  with the unique  "Texas  Roadhouse"  ambiance of its restaurants is able to attract and retain  customers.  Accordingly,  the Company has focused its  resources on providing its  customers  with  superior  service, value and an exciting and vibrant  atmosphere,  and has relied primarily on word of  mouth  to  attract  new  customers.  The  Company  also  utilizes  billboard advertising to promote its restaurants and build customer awareness.  At the end of the second  quarter of 2001, the Company  changed its marketing  strategy for its Lone Star  restaurants  to utilize  direct mail  featuring  new products and limited price promotions in lieu of media advertising. This strategy enables the
Company to provide marketing support for all its Lone Star restaurants.

            Sullivan's' and Del Frisco's utilize high quality print ads in Cigar
Aficionado and Wine  Spectator,  which are national  publications  and reach the
Company's  target  audience.  Special  promotions are also utilized  featuring a specific wine vineyard and local charitable event promotions.

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

PURCHASING

            Approximately 61% of the consumable products used in the restaurants are distributed through and delivered by a single vendor. The Company negotiates directly  with  suppliers  for food and beverage  products to ensure  consistent quality and freshness of products and to obtain competitive  prices. The Company purchases  substantially  all food and beverage  products from local or national suppliers.  Food and supplies are shipped directly to the restaurants,  although invoices for purchases are sent to the Company for payment. The Company does not maintain  a  central  product  warehouse  or  commissary.  The  Company  has not
experienced  any  significant  delays  in  receiving   restaurant  supplies  and
equipment.  From time to time,  the  Company  may engage in  forward  pricing or consider other risk management strategies with regard to its meat and other food costs to minimize  the impact of potential  price  fluctuations.  This  practice could help  stabilize  the  Company's  food costs  during  times of  fluctuating prices. The Company did not engage in any forward pricing or hedging in 2002. As of March 10, 2003, the Company had no significant forward pricing contracts.

MANAGEMENT INFORMATION SYSTEMS

            The Company continually  monitors its management  information system to take advantage of technological  improvements.  Its P.O.S. system is designed to  improve  labor  scheduling  and  food  cost  management,  provide  corporate management quicker access to financial data and reduce the restaurant  manager's administrative  time.  Each  general  manager  uses the  system  for  production planning, labor scheduling and food cost variance analysis. The system generates daily reports for the Company's management on sales, check average, guest counts and labor.

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
Sullivan's  Steakhouse(R) as having  significant value and as being an important factor in the  marketing of its  restaurants.  The Company is aware of names and marks  similar to the  service  marks of the  Company  used by other  persons in certain geographic areas. However, the Company believes such uses have not had a material adverse effect on the Company's  financial  condition or its results of operations. The Company's policy is to pursue registration of its marks whenever possible and to oppose  vigorously  infringements  of its marks. The Company has obtained registration of its marks in numerous foreign countries.

EMPLOYEES

            As of March 10,  2003,  the Company  employed  approximately  17,850 persons,  7 of whom  are  executive  officers,  88 of whom  are  office  support personnel,  10 of whom are regional managers,  33 of whom are district managers, approximately  1,100  of  whom  are  restaurant  management  personnel  and  the remainder of whom are hourly restaurant  personnel.  While none of the Company's employees are currently covered by a collective  bargaining  agreement,  a Union has been  certified  to  represent  certain of the  Company's  employees  at its
Atlantic City, New Jersey restaurant.  To date,  negotiations have not commenced with this Union and there can be no  assurance  that the Company will be able to negotiate a contract  with this Union on terms  acceptable  to the Company.  The
Company considers its employee relations to be good.

WEBSITE ACCESS

            The Company's  website  address is  www.lonestarsteakhouse.com.  The
Company's  filings  with the  Securities  and  Exchange  Commission  ("SEC") are available at no cost on its website as soon as  practicable  after the filing of such reports with the SEC.

ITEM 2.  PROPERTIES.

            As of March 10,  2003,  the  Company  leased 90 and owned 159 of its
Lone Star restaurant locations. At such date, the Company leased three and owned two Del Frisco's restaurants locations. Of the 15 Sullivan's restaurants, 13 are leased and two are owned.  Lease terms are generally  five years,  with multiple renewal  options.  All of the Company's leases provide for a minimum annual rent and some provide for  additional  rent based on sales  volume at the  particular location over specified  minimum  levels.  Generally,  the leases are triple net leases,  which  require  the  Company to pay the costs of  insurance,  taxes and maintenance.  The Company intends to continue to purchase  restaurant  locations where cost-effective.

            In addition,  the Company has entered into one additional  lease for land in  Hampton,  Virginia  for  construction  of a Lone Star  restaurant.  The location  will be in front of a Bass Pro  Shop  that is under  construction  and slated for opening in the fall of 2003.

                    RESTAURANT LOCATIONS AS OF MARCH 10, 2003

     The following table sets forth the location of the Company's existing, open domestic Lone Star Steakhouse & Saloon (249)
     Restaurants, Del Frisco's (5) restaurants, Sullivan's (15) restaurants and (1) Frankie's Restaurant

LONE STAR                     Chicago (10)        MICHIGAN            Jacksonville             TENNESSEE
                              Decatur             Battle Creek        Raleigh (3)              Jackson
ALABAMA                       Effingham           Bay City            Rocky Mount              Johnson City
Anniston                      Hodgkins            Brighton            Salisbury                Memphis (2)
Birmingham (2)                Mt. Vernon          Dearborn Heights    Southern Pines
Huntsville                    Peoria              Detroit (6)         Winston-Salem
Mobile                        Rockford            Flint                                        UTAH
Montgomery                    Springfield         Grand Rapids        NORTH DAKOTA             Centerville
Trussville                                        Jackson             Fargo                    Layton
Tuscaloosa                    INDIANA             Mt. Pleasant                                 Salt Lake City
                              Anderson            Saginaw             OHIO                     Sugarhouse
ALASKA                        Evansville          Ypsilanti           Akron
Anchorage                     Ft. Wayne                               Canton                   VIRGINIA
                              Indianapolis (4)    MISSISSIPPI         Cincinnati (2)           Alexandria
ARIZONA                       Lafayette           Hattiesburg         Cleveland (3)            Centreville
Mesa                          Merrillville        Jackson             Columbus (4)             Chesapeake
Phoenix (4)                   South Bend                              Dayton (2)               Fairfax
                              Terre Haute         MISSOURI            Findlay                  Fredericksburg
ARKANSAS                                          Branson             Lancaster                Herndon
Ft. Smith                     IOWA                Independence        Middletown               Norfolk
Little Rock (2)               Cedar Rapids        Kansas City         Niles                    Potomac Mills
Springdale                    Coralville          Springfield         Springfield              Richmond (3)
                              Davenport           St. Louis (5)       Toledo (2)               Sterling
COLORADO                      Des Moines                              Youngstown               Virginia Beach
Colorado Springs              Waterloo            NEBRASKA
Denver  (6)                                       Lincoln             OKLAHOMA                 WEST VIRGINIA
Ft. Collins                   KANSAS              Omaha (2)           Lawton                   Beckley
Loveland                      Garden City                             Oklahoma City            Charleston
                              Hutchinson          NEVADA              Tulsa (2)                Huntington
DELAWARE                      Overland Park       Las Vegas (4)
Dover                                                                 PENNSYLVANIA             WISCONSIN
Wilmington (2)                KENTUCKY            NEW JERSEY          Allentown                Racine
                              Bowling Green       Atlantic City       Easton
FLORIDA                       Florence            Bridgewater         Harrisburg               SULLIVAN'S
Bradenton                     Lexington           Cherry Hill         Johnstown                Anchorage, AK
Clearwater                    Louisville          Delran              King of Prussia          Austin, TX
Ft. Lauderdale                                    Hanover Township    Lancaster                Baton Rouge, LA
Ft. Myers                     LOUISIANA           Hazlet              Middletown               Charlotte, NC
Lakeland                      Baton Rouge (2)     Marlton             Philadelphia             Chicago, IL
Ocala                         Houma               Ocean County        Pittsburgh (5)           Dallas, TX
Orlando                       Lafayette           Scotch Plains       Pottstown                Denver, CO
Pensacola                     Monroe              Turnersville        Reading                  Houston, TX
Port Orange                   New Orleans (3)     Voorhees            Scranton                 Indianapolis, IN
Port Richey                                       Wayne               Wilkes-Barre             King of Prussia, PA
Sarasota                      MAINE                                   York                     Naperville, IL
St. Petersburg                South Portland      NEW MEXICO                                   Palm Desert, CA
Tampa                                             Albuquerque         RHODE ISLAND             Raleigh, NC
                              MARYLAND                                Warwick                  Tucson, AZ
GEORGIA                       Bel Air             NEW YORK                                     Wilmington, DE
Atlanta                       Columbia            Albany              SOUTH CAROLINA
Augusta                       Frederick                               Greenville
                              Gaithersburg                            Myrtle Beach (2)         DEL FRISCO'S
IDAHO                         Laurel              NORTH CAROLINA                               Denver, CO
Boise                         Lexington Park      Asheville                                    Dallas, TX
                              Waldorf             Boone               SOUTH DAKOTA             Fort Worth, TX
ILLINOIS                      Westminster         Charlotte (4)       Sioux Falls              Las Vegas, NV
Bloomington                                       Durham                                       New York, NY
Bradley                       MASSACHUSETS        Fayetteville
Carbondale                    Boston              Greensboro (2)                               FRANKIE'S
Champaign                                         Greenville                                   Charlotte, NC

ITEM 3.     LEGAL PROCEEDINGS

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
The Company is a nominal defendant.

      The Company has indemnified  present and former  Directors with respect to the shareholders derivative action filed by CalPERS by contractual agreement, as well  as by  the  Articles  of  Incorporation  of the  Company  as  provided  in accordance with the Delaware General Corporation Law.

      On January 9, 2002,  CalPERS filed an amended  complaint and added a class action claim to attempt to certify a class action based on their allegation that a provision in the change of control agreements  violates Delaware law. A motion to dismiss was filed by all  defendants on February 8, 2002,  seeking to dismiss all claims of  CalPERS.  Discovery  was stayed  pending a court  decision on the motion to dismiss.

      The Vice  Chancellor  issued his decision on December 18, 2002  dismissing numerous  counts and also  substantially  reduced the scope of two other claims, both  involving the repricing of stock options.  Two of the counts  sustained by the court  involve  challenges  to change of control  agreements  which have now expired. On January 17, 2003, the Vice Chancellor agreed to permit the plaintiff to proceed with its  discovery to obtain  certain  documents  from certain third parties and the named  defendants,  and ordered the plaintiff to timely file its motion to amend its complaint.

      On March 6, 2003, CalPERS filed a second amended complaint, which contains several new allegations  pertaining to various events subsequent to the date the original  complaint was filed. The plaintiffs did not make any new claims or add any new parties.

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
2002.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

      The   Company's   Common   Stock   (ticker   symbol:   STAR)   is   traded
over-the-counter  on the Nasdaq  National Market  (Nasdaq).  The following table sets forth,  for the periods  indicated,  the high and low prices for the Common
Stock, as reported by Nasdaq.

                                                 Prices
                                                 ------
     Calendar 2002                      High                Low
     -------------                      ----                ---
     First Quarter                      $21.02              $14.25
     Second Quarter                     $21.95              $16.00
     Third Quarter                      $24.81              $18.02
     Fourth Quarter                     $22.07              $17.35

                                                 Prices
                                                 ------
     Calendar 2001                      High                Low
     -------------                      ----                ---
     First Quarter                      $10.25              $ 7.94
     Second Quarter                     $14.00              $ 8.69
     Third Quarter                      $13.72              $10.48
     Fourth Quarter                     $14.90              $ 9.60

DIVIDENDS

      The Company  initiated  the payment of quarterly  cash  dividends in April
2000 and paid cash  dividends at the rate of $0.125 per share each quarter until
January 2002. In January 2002, the Company increased its quarterly cash dividend to $0.15 per share.  On February 5, 2003,  the Company  announced  that it would increase the Company's  quarterly cash dividend from $.15 to $.165 commencing in the second quarter of 2003. The Company plans to continue the quarterly dividend payments for the  foreseeable  future;  however,  there can be no assurance that such cash dividends will continue to be paid.

NUMBER OF STOCKHOLDERS

      As of March 10, 2003,  there were  approximately  425 holders of record of the Company's  Common Stock.  The Company believes there are in excess of 10,000 beneficial owners of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

      The information  required by this item will be in the Company's definitive proxy  materials to be filed with the Securities and Exchange  Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data and is
qualified  by  reference  to  and  should  be  read  in  conjunction   with  the
consolidated  financial  statements  and the  notes  thereto  and  "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included elsewhere in this Form 10-K. The selected  consolidated  financial data of the Company as of December 31, 2002 and  December  25, 2001,  and for each of the three years in the period ended  December  31,  2002,  were derived from the
Company's audited consolidated  financial statements.  The selected consolidated financial  data of the Company as of December 26, 2000,  December 28, 1999,  and
December  29, 1998,  and for each of the two years in the period ended  December
28,  1999,  were  derived  from the  Company's  audited  consolidated  financial statements,  after giving effect to the Company's 2002  retroactive  adoption of the fair value  recognition  provisions  of Statement  of  Financial  Accounting
Standards (SFAS) No. 123 for stock-based  employee  compensation.  The pro forma data set forth  below for the  periods  presented  are  unaudited  and have been prepared by management solely to facilitate  period-to-period  comparison and do not represent the actual  results of operations for the periods  presented.  The pro forma amounts  reflect the  adjustment  amounts  applicable for fiscal years
2001,  2000, 1999 and 1998 to give retroactive  effect for the  non-amortization provisions of SFAS No. 142 requiring that goodwill and intangible  assets deemed to have  indefinite  lives no longer be  amortized,  but are  subject  to annual impairment  tests in  accordance  with SFAS No.  142,  which was  adopted by the
Company effective as of the beginning of fiscal 2002.

                                                                             Year Ended In December(1)
                                                        ----------------------------------------------------------------------------
                                                                     (Amounts in thousands, except share data)

                                                              2002          2001           2000              1999              1998
                                                              ----          ----           ----              ----              ----
Income Statement Data:

Net sales                                              $    615,715    $    592,459    $    569,077    $    576,821    $    606,448

Costs and expenses:

   Costs of sales                                           201,716         202,786         199,035         204,680         228,286
   Restaurant operating expenses                            280,973         279,801         273,483         258,650         265,066
   Restaurant depreciation and
     amortization                                            25,579          27,361          28,017          30,290          25,377
   General and administrative expenses                       44,031          41,933          42,472          38,057          32,070
   Abandoned merger expenses                                  2,990            --              --              --              --
   Non-cash stock compensation expense                        2,949           3,212          12,016          14,944          22,394
   Contribution - "Dine for America"                           --             2,124            --              --              --
   Provision for impaired assets and
      restaurant closings                                       792           1,551           3,335          37,875           4,646
                                                       ------------    ------------    ------------    ------------    -------------

Total costs and expenses                                    559,030         558,768         558,358         584,496         577,839
                                                       ------------    ------------    ------------    ------------    -------------

Income (loss) from operations                                56,685          33,691          10,719          (7,675)         28,609

Other income, net                                             3,249           4,239           2,530           2,190           2,906
                                                       ------------    ------------    ------------    ------------    -------------

Income (loss) from continuing operations before
   provision for income taxes                                59,934          37,930          13,249          (5,485)         31,515

Benefit (provision) for income taxes                        (19,869)        (13,315)         (4,543)          1,511         (13,997)
                                                       ------------    ------------    ------------    ------------    -------------

Income (loss) from continuing operations                     40,065          24,615           8,706          (3,974)         17,518

Discontinued operations:
   Income (loss) from operations of discontinued
     restaurants                                               (834)         (2,679)         (1,544)         (1,108)            346
   Income tax benefit (provision)                               296             966             544             383            (135)
                                                       ------------    ------------    ------------    ------------    -------------
   Income (loss) on discontinued operations                    (538)         (1,713)         (1,000)           (725)            211
                                                       ------------    ------------    ------------    ------------    -------------

Income (loss) before cumulative effect of change in
   accounting principles                                     39,527          22,902           7,706          (4,699)         17,729

Cumulative effect of change in accounting principles
   (net of income tax of $190 and $2,921) (4)                  (318)           --              --              --            (6,904)
                                                       ------------    ------------    ------------    ------------    -------------

Net income (loss) (2)                                  $     39,209    $     22,902    $      7,706    $     (4,699)   $     10,825
                                                       ============    ============    ============    ============    =============

Basic earnings (loss) per share:
   Continuing operations                               $       1.75    $       1.02    $        .33    $       (.11)   $         .44
   Discontinued operations                                     (.02)           (.07)           (.04)           (.02)             --
                                                       ------------    ------------    ------------    ------------    -------------
   Income before cumulative effect of
      change in accounting principle                           1.73             .95             .29            (.13)             .44

   Cumulative effect of change
      in accounting principle                                  (.02)           --              --              --              (.17)
                                                       ------------    ------------    ------------    ------------    -------------

Basic earnings (loss) per share                        $       1.71    $        .95    $        .29    $       (.13)   $        .27
                                                       ============    ============    ============    ============    =============

Weighted average shares outstanding                      22,908,821      24,036,942      26,189,600      35,089,084      39,989,091
                                                       ============    ============    ============    ============    =============

Pro forma net income (loss) (3)                              39,527          23,825           8,789          (3,638)   $     11,609
                                                       ============    ============    ============    ============    =============

Pro forma basic earnings (loss) per share              $       1.73    $        .99    $        .33    $       (.10)   $         .29
                                                       ============    ============    ============    ============    =============

                                       At fiscal year end in December, (1)
                                ---------------------------------------------------------
                                                  (Dollars in thousands)

                                   2002       2001        2000          1999        1998
Balance Sheet Data (2):

Working capital (deficit)      $  44,575   $  48,284   $  (1,716)   $  20,215   $  67,593
Total assets                     473,313     536,025     517,274      558,330     628,518
Stockholders' equity             419,759     475,435     466,135      509,177     573,376

(1)   The  Company  operates  on a 52 or  53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting  periods of 12, 12, 12, and 16 or 17 weeks,  respectively.  The
      Company's 1998,  1999, 2000, 2001, and 2002 fiscal years ended on December
      29, 28, 26, 25, and 31,  respectively.  Fiscal  2002  included 53 weeks of operations while fiscal 2001, 2000, 1999 and 1998 included 52 weeks.

(2)   The amounts of net income and certain  balance sheet data for fiscal 2001,
      2000, 1999 and 1998 have been restated from amounts previously reported to reflect  adjustments  for  stock-based  compensation  resulting  from  the retroactive  application  of the Company's  adoption in fiscal 2002 of the fair value  recognition  provisions  of Statement of Financial  Accounting
      Standards  No. 123, as more fully  described in Notes 1 and 6 to the Notes to Consolidated Financial Statements.  The retroactive  application effect on the results of operations for the years presented is as follows:

                                                       2001       2000        1999         1998
                                                       ----       ----        ----         ----

Net income as previously reported                   $ 13,256   $ 16,130    $  5,401    $ 25,507
Adjustment to non-cash stock compensation expense      9,646     (8,424)    (10,100)    (14,682)
                                                    --------   --------    --------    --------
As adjusted                                         $ 22,902   $  7,706    $ (4,699)   $ 10,825
                                                    ========   ========    ========    ========

Increase (decrease) in basic earnings per share     $    .40   $   (.32)   $   (.28)   $   (.37)
                                                    ========   ========    ========    ========

(3)   Pro forma net income (loss)  amounts  reflect the  adjustments  for fiscal
      2001,  2000,  1999 and 1998 to give  retroactive  effect to the  change in accounting for the  non-amortization  provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as adopted by the Company effective as of the first quarter of fiscal 2002.

(4)   The cumulative  effect of change in accounting  principles for fiscal 2002 reflect the impairment  charge of goodwill  related to certain  Australian investments  resulting  from the  adoption  of SFAS No.  142 in the  first quarter of fiscal 2002. The cumulative effect amount for fiscal 1998 gives effect to the change in accounting for pre-opening costs adopted in fiscal
      1998 to comply with the American Institute of Certified Public Accountants
      SOP 98-5, Reporting the Costs of Start-up Activities, where by pre-opening costs are required to be expensed as incurred rather than  capitalized and amortized.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

      The following  discussion and analysis should be read in conjunction  with the information set forth under "Selected  Financial Data" and the  consolidated financial statements including the notes thereto included elsewhere in this Form
10-K.

       The Company opened four restaurants in fiscal 2000, eleven in fiscal 2001 and none in fiscal 2002.

      There were 249 operating  domestic Lone Star  restaurants  as of March 10,
2003.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002,  and a domestic Lone Star  restaurant  was destroyed by fire in March 2002 and was not rebuilt.

      The Company currently operates five Del Frisco's restaurants. In addition, a licensee operates one Del Frisco's restaurant.  The Company currently operates fifteen Sullivan's restaurants.

      In  addition,  during  2002 the  Company  closed a  Mexican  food  concept restaurant.

       Internationally,  the Company currently  operates 20 Lone Star Steakhouse
& Saloon  restaurants in Australia and a licensee operates one restaurant in
Guam. The Company closed five restaurants in Australia in fiscal 2002 and six in
2001.

CRITICAL ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

      The  consolidated  financial  statements  are prepared in accordance  with accounting principles generally accepted in the United States, which require the
Company to make estimates and  assumptions  that affect the amounts  reported in the consolidated financial statements and notes thereto (see Note 1 to the Notes to  Consolidated  Financial  Statements).  The  Company  believes  that  of  its significant  accounting  policies,  the following represent  accounting policies that may involve a higher degree of judgment and complexity.

      IMPAIRMENT OF LONG-LIVED ASSETS - UNDERPERFORMING  RESTAURANTS The Company
periodically reviews its long-lived assets related to its restaurant  operations for indications of impairment.  Such reviews require  assessments of the current and future  economic  trends for certain  restaurants in a variety of locations.
The assessment  process requires the use of estimates and projections  which are subject  to a high  degree of  judgment  and  complexity.  During the year ended
December 31, 2002, the Company incurred a pre-tax charge of $250 for impairments related to its restaurant operations.

      IMPAIRMENT OF  LONG-LIVED  ASSETS - GOODWILL AND  INTANGIBLES  The Company
periodically  reviews the  recoverability  of its goodwill and other  intangible assets,  which  requires  the Company to make  assumptions  regarding  estimated future  cash  flows  and  other  factors  to  determine  the  fair  value of the respective assets. If these estimates or their related assumptions change in the future,  the  Company may be  required  to record  impairment  charges for these assets. In June 2001, the Financial  Accounting  Standards Board ("FASB") issued
SFAS No. 142 effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangibles deemed to have an indefinite life are no longer amortized but are subject to annual  impairment  tests. The Company first applied the new accounting  rules beginning in the first quarter of fiscal 2002.
As  more  fully  described  in Note 2 to the  Notes  to  Consolidated  Financial
Statements  the adoption of the  provisions of SFAS No. 142 resulted in a charge for the cumulative  effect of an accounting change of $318 or $.02 per share net of income  taxes to  reflect  the  impairment  of  certain  goodwill  related to
Australian investments.

      INCOME TAXES - DEFERRED  INCOME TAX The Company  accounts for income taxes in accordance  with SFAS No. 109,  Accounting  for Income Taxes,  which requires that  deferred  tax  assets  and  liabilities  be  recognized  for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  SFAS No.
109 also requires  that deferred tax assets be reduced by a valuation  allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any deferred tax assets  reflected in the balance sheet and provides any necessary  allowances as required. Any adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

      The  following  table  sets  forth  for  the  periods  indicated  (i)  the percentages  which  certain  items  included in the  Consolidated  Statements of
Income bear to net sales, and (ii) other selected operating data.

                                                                                Year Ended
                                                                  -------------------------------------------
                                                                  December 31,    December 25,   December 26,
                                                                      2002           2001          2000
                                                                  -------------------------------------------

                                                                       (Dollars in thousands)
Statement of Income:

Net sales                                                             100%           100%           100%
   Costs and expenses:
     Costs of sales                                                    32.8           34.2           35.0
     Restaurant operating expenses                                     45.6           47.2           48.0
     Depreciation and amortization                                      4.2            4.6            4.9
     Provision for impaired assets and restaurant closings              0.1            0.3            0.6
                                                                      -----          -----          -----
     Restaurant costs and expenses                                     82.7           86.3           88.5
                                                                      -----          -----          -----

Restaurant operating income                                            17.3           13.7           11.5
General and administrative expenses                                     7.1            7.1            7.5
Abandoned merger expenses                                               0.5            --              --
Non-cash stock compensation expense                                     0.5            0.5            2.1
Contribution - "Dine for America"                                        --            0.4             --
                                                                      -----          -----          -----

Income from operations                                                  9.2            5.7            1.9
Other income, net                                                       0.5            0.7            0.4
                                                                      -----          -----          -----

Income from continuing operations before income taxes
   and cumulative effect of accounting change                           9.7            6.4            2.3
Provision for income taxes                                              3.2            2.2             .8
                                                                      -----          -----          -----

Income from continuing operations before cumulative
   effect of accounting change                                          6.5            4.2            1.5
Loss from discontinued operations, net of applicable income taxes      (0.1)          (0.3)          (0.2)
                                                                      -----          -----          -----

Income before cumulative effect of accounting change                    6.4            3.9            1.3
Cumulative effect of accounting change, net of tax                     (0.1)            --             --
                                                                      -----          -----          -----

Net income                                                              6.3%           3.9%           1.3%
                                                                      =====          =====          =====

                      LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 31, 2002 compared to Year ended December 25, 2001
                          (Dollar amounts in thousands)

      Net  sales  increased  $23,256  or 3.9% to  $615,715  for the  year  ended
December  31, 2002  ("fiscal  2002"),  compared  to $592,459  for the year ended
December 25, 2001 ("fiscal 2001"). The increase was attributable to (1) the fact fiscal  2002 was a 53 week period  compared to a 52 week period in fiscal  2001, allowing  the  Company  to have two New  Year's  eve sales  days in 2002 and (2)
incremental  sales of $11,800  from eleven new  domestic  Lone Star  restaurants opened during fiscal 2001. Blended same store sales decreased 0.4% compared with the comparable prior year period.

      Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 32.8% from 34.2% due  primarily  to a decrease in beef  costs.  The decrease  was  partially  offset by the impact of  promotional  pricing from the
Company's  direct mail campaigns  initiated late in the second quarter of fiscal
2001.

      Restaurant  operating expenses decreased $1,172 to $280,973 in fiscal 2002 compared to $279,801 in fiscal 2001,  and decreased as a percentage of net sales from 47.2% to 45.6%.  The  decrease  is  attributable  to  improved  labor costs resulting  both from the leverage in increased  sales volumes and improved labor controls,  and  decreases in broadcast  media  costs,  pre-opening  expenses and natural gas costs. The decrease in restaurant  operating  expenses was partially offset by  increased  costs for  print  media  advertising  costs,  and  certain insurance costs.

      Depreciation  and  amortization  decreased  $1,782 in fiscal 2002 compared
with  fiscal  2001.  The  decrease  is   attributable   to  the  impact  of  the
non-amortization  rules on accounting for goodwill and certain other intangibles and to a reduction in the depreciable  base for certain assets that became fully depreciated.

      General  and  administrative  expenses  increased  $2,098 in  fiscal  2002
compared  with  fiscal  2001.  As  a  percentage  of  net  sales,   general  and
administrative expenses for both fiscal 2002 and 2001 were 7.1%. The increase in absolute  dollars is due primarily to the extra week of costs incurred in fiscal
2002  relating to the 53 week  accounting  period.  The increase for fiscal 2002 also reflects  increased costs for director and officer liability  insurance and certain legal and professional costs, offset in part by decreased recruiting and travel costs and consulting costs related to information technology.

      Abandoned  merger  expenses  of $2,990 for fiscal  2002  reflect the costs incurred  related  to the  proposed  sale and  merger of the  Company  which was terminated on May 4, 2002.  Such costs include fees paid to investment  advisors and legal counsel and certain  costs  reimbursed by the Company to the potential buyer in connection with its due diligence efforts.

      Non-cash stock compensation expense for fiscal 2002 was $2,949 compared to
$3,212 in fiscal 2001. As previously  described,  the Company changed its method of accounting for  stock-based  compensation in fiscal 2002 and adopted the fair value  recognition  provisions  of SFAS No. 123 on a  retroactive  basis and has restated all periods  presented.  See Notes 1 and 6 to the Notes to Consolidated
Financial Statements included elsewhere herein for additional information.

      Provision for impaired assets and restaurant  closings in fiscal 2002 were
$792 compared to $1,551 in fiscal 2001.  The provision in fiscal 2002 reflects a pre-tax charge of $250 for the write-down of one  underperforming  domestic Lone
Star  restaurant,  while fiscal 2001 includes a similar charge of $1,273 for the write-down of certain  underperforming  restaurants,  primarily in Australia. In addition,  the provision  for fiscal 2002  includes  $542 of costs  incurred for stores  closed in previous  years,  while fiscal 2001  includes a charge of $278 related to closing one Australian restaurant.

      Other  income,  net for fiscal  2002,  was $3,249,  compared to $4,239 for fiscal 2001. The decrease is attributable to an increase in credit  availability fees,  a decrease in  interest  income and a decrease in gain on sale of assets.

      The effective  income tax rates for fiscal 2002 and fiscal 2001 were 33.1%
and 35.0%,  respectively.  The difference in the effective tax rate is primarily attributable to the impact of tax benefits related to the exercise during fiscal
2002 of  certain  incentive  stock  options  as well as FICA Tip and  other  tax credits.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during fiscal 2002 which are required to be reported as discontinued  operations pursuant to SFAS No.  144.  See Note 12 to the Notes to  Consolidated  Financial
Statements for additional information.

      The cumulative effect of accounting change reflects the effect of adoption of the provisions of SFAS No. 142,  Goodwill and Other  Intangible  Assets.  The
Company adopted the provisions of SFAS No. 142 effective  December 26, 2001. The cumulative  effect of the change in accounting  resulted in a one-time charge of
$318, net of income taxes, to reflect the impairment of goodwill  related to the
Company's  Australian  operations  (see  Note 2 to  the  Notes  to  Consolidated
Financial Statements for additional information.)

LONE STAR STEAKHOUSE & SALOON, INC.

      Year ended December 25, 2001 compared to Year ended December 26, 2000
                          (Dollar amounts in thousands)

      Net  sales  increased  $23,382  or 4.1% to  $592,459  for the  year  ended
December  25, 2001  ("fiscal  2001"),  compared  to $569,077  for the year ended
December 26, 2000 ("fiscal 2000"). The increase was principally  attributable to incremental sales of $15,700 from eleven new domestic Lone Star restaurants, one new Sullivan's restaurant, and one new Del Frisco's restaurant opened since July
2000. An expanded number of Sullivan's restaurants open on Sundays during fiscal
2001 also  contributed to this increase.  The increases were partially offset by the impact of the 14 Australian  Lone Star's  closed  subsequent to August 2000.
Same store sales increased 2.2% compared to fiscal 2000.

      Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 34.2%  from 35.0% due  primarily  to a (i) small  increase  in menu prices initiated primarily in the second quarter, (ii) change in the menu mix in the upscale  restaurants,  and (iii) decrease in beef costs.  The decreases were partially offset by the impact of promotional  pricing from the Company's direct mail campaigns initiated late in the second quarter of fiscal 2001.

      Restaurant  operating  expenses  for fiscal  2001  increased  $6,318  from
$273,483 in fiscal 2000 to $279,801 but  decreased as a percentage  of net sales from 48.0% to 47.2%. The increase in restaurant  operating  expenses in terms of absolute  dollars  results  from  increased  sales  volumes.  The  decrease as a percentage of net sales is  attributable  to improved labor costs resulting both from  increased  sales  volumes and improved  labor  controls  and  decreases in pre-opening expenses and costs for certain maintenance expenses. The decrease in restaurant  operating  expenses  were  partially  offset by increased  costs for utilities, primarily natural gas, and certain insurance costs.

      Depreciation  and  amortization  decreased $656 in fiscal 2001 compared to fiscal 2000. The decrease is attributable  primarily to the  restaurants  closed since August 2000.

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

      Non-cash stock compensation expense for fiscal 2001 was $3,212 compared to
$12,016 in fiscal 2000. In fiscal 2000, the Company repriced  4,591,757  options held by certain  employees.  Since a  substantial  portion of the  options  were vested prior to the date of the  repricing  the related  fair value  assigned to such options from the option  pricing  model  resulted in a charge to expense of approximately $9,000 in fiscal 2000.

      Contribution  - In connection  with the  restaurant  industry's  "Dine for
America" fund raising program, the Company contributed to the American Red Cross
100% of its restaurant sales of $2,124 on October 11, 2001.

      Provisions for impaired assets and restaurant closings in fiscal 2001 were
$1,551  compared to $3,335 in fiscal 2000. The provisions in fiscal 2001 reflect a pre-tax  charge of $1,273  for the  write-down  of  certain  under  performing restaurants  primarily  in  Australia,  and fiscal 2000 also  reflects a pre-tax charge  of $2,025  for the write  down of  certain  under-performing  Australian restaurants.  In addition,  the  provisions  in fiscal 2001 and 2000 reflect the cost of closing  one  Australian  restaurant  in fiscal  2001 and 14  Australian restaurants  in fiscal 2000.  The Company  periodically  reviews its  long-lived assets for indications of impairment.

      Other  income,  net for fiscal  2001,  was  $4,239,  compared to $2,530 in fiscal 2000. The increase is primarily  attributable  to an increase in interest income as a result of increased  funds  available for investment and an increase in gain on sale of assets.

      The  effective  income tax rate for fiscal 2001 and fiscal 2000 were 35.0%
and 34.2%  respectively.  The  increase in the  effective  tax rate is primarily attributable  to the  impact  of FICA Tip and other tax  credits  on the  higher pre-tax income for fiscal 2001 as compared to fiscal 2000.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during fiscal 2002 which are required to be reported as discontinued  operations pursuant to SFAS No.  144.  See Note 12 to the Notes to  Consolidated  Financial
Statements for additional information.

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel are tipped employees,  minimum wage changes generally have little  effect on  overall  labor  costs.  Historically,  as food and labor have increased,  the Company has been able to offset  these  increases  through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as,  competitive  pressures which may limit the Company's ability to recover any cost increases in its entirety.  To date, inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (Dollars in thousands, except share amounts)

The following table presents a summary of the Company's cash flows for the years ended:

                                                       December 31, December 25, December 26,
                                                            2002         2001       2000
                                                         ---------  ------------ ----------

Net cash provided by operating activities                $ 75,854    $ 63,120    $ 48,813
Net cash provided by (used in) investment activities        5,240       5,840     (12,271)
Net cash used by financing activities                     (98,843)    (15,382)    (58,710)
Effect of exchange rate changes on cash                       363           4          (8)
Net cash provided by (used in) discontinued operations       (164)        308         532
                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents     $(17,550)   $ 53,890    $(21,644)
                                                         ========    ========    ========

      During fiscal 2002,  2001, and 2000,  the Company's  purchases of property and equipment were $2,776  $3,924,  and $21,665,  respectively.  In fiscal 2002,
2001, and 2000, the Company received proceeds from the sale of assets of $7,879,
$10,098 and $10,213, respectively.

      The Company has opened 15  restaurants  in the past three  fiscal years of which four opened during fiscal 2000,  eleven in fiscal 2001, and none in fiscal
2002.

      During fiscal 2002, the Company  received net proceeds of $23,351 from the issuance of  2,058,838  shares of its common  stock due to the exercise of stock options compared to proceeds of $2,024 and $181 from the issuance of 242,838 and
22,140 shares in fiscal 2001 and 2000, respectively.

      In June 2002, the Company  completed a Modified Dutch Auction tender offer for the purchase of  4,000,000  shares of its common stock at a price of $21.375 per share. The aggregate cost to repurchase the shares was $86,301 including the costs of the tender  offer.  The  transaction  was financed  from the  Company's existing available cash.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  Excluding the  4,000,000  shares  repurchased  in the tender offer as previously described,  during fiscal 2002, the Company purchased

1,140,000  shares at a cost of  $22,374.  In fiscal  2001 and 2000,  the Company purchased  468,687  and  5,605,074  shares  at a cost  of  $5,145  and  $49,261, respectively.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2002,  the Company  increased its quarterly  cash  dividend  from $.125 to $.15 per share.  The  Company  recently announced  that it would increase its quarterly cash dividend from $.15 to $.165 per share  commencing in the second quarter of fiscal 2003.  During fiscal 2002,
2001 and 2000, the Company paid cash dividends as follows:

                                    Amount              Per Share
                                    ------              ---------
            Fiscal 2002             $13,719              $0.60
            Fiscal 2001             $12,019              $0.50
            Fiscal 2000             $ 9,630              $0.375

      At  December  31,  2002,   the  Company  had  $65,369  in  cash  and  cash
equivalents.  The Company had available  $55,000 in unsecured  revolving  credit facilities. At December 31, 2002, the Company had no outstanding borrowings. See
Note 4 to the Notes to Consolidated Financial Statements in this Form 10-K for a further description of the Company's credit facilities.

      The  Company's  contractual  obligations  at  December  31,  2002  are for operating leases as follows:

                                 2003                          $11,055
                                 2004                            8,364
                                 2005                            5,639
                                 2006                            3,132
                                 2007                            1,942
                           Thereafter                            3,141
                                                               --------
                        Total operating lease obligations      $33,273
                                                               =======

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant.  As of December
31, 2002, the Company had no positions in futures contracts.

IMPACT OF RECENTLY ISSUED FINANCIAL STANDARDS

      In June  2002,  the  FASB  issued  SFAS  No.  146,  Accounting  for  Costs
Associated  with Exit or Disposal  Activities.  This  statement  requires that a liability for a cost associated with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.  SFAS No. 146 is effective for exit or disposal  activities that are initiated after December 31,
2002.  The Company does not expect the initial  adoption of this  Statement will have a material impact on its results of operations or financial position.

RISK FACTORS

      FISCAL 2002 RESULTS MAY NOT BE INDICATIVE OF 2003 RESULTS.

      Our fiscal 2002 consisted of a 53 week period which included sales for two
New Year's Eves.  In contrast,  Fiscal 2003 will be a 52 week period with no New
Year's Eve sales.  This  change  will  impact  comparability  for sales and net income for the first and fourth  quarters of fiscal year 2003.  We estimate that the extra week in fiscal 2002 added $12,600,000 in revenues,  $2,000,000 or $.09 per share ($.08 diluted) to net income. Accordingly, our results for fiscal 2002 may not be indicative of our results for fiscal 2003.

IF WE ARE UNABLE TO COMPETE  EFFECTIVELY  WITH OUR  COMPETITORS,  WE WILL NOT BE
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
AFFECTING  THE  AVAILABILITY  OF BEEF COULD FORCE US TO MODIFY OUR  RESTAURANTS'
CONCEPT AND MENU AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

      Even  if we  are  able  to  successfully  compete  with  other  restaurant companies with similar concepts, we may be forced to make changes in one or more of our  concepts  in order to respond to  changes in  consumer  tastes or dining patterns.  Consumer  preferences  could be affected by health concerns about the consumption of beef, the primary item on our menus,  or by specific  events such as the outbreak of "mad cow disease" or  "foot/mouth  disease" which occurred in the United Kingdom. In addition,  these events could reduce the available supply of beef or  significantly  raise  the price of beef.  If we change a  restaurant concept, we may lose additional  customers who do not prefer the new concept and menu,  and we may not be able to  attract  a  sufficient  new  customer  base to produce the revenue needed to make the restaurant  profitable.  In addition,  we may have  different or additional  competitors  for our intended  customers as a result  of such a concept  change  and may not be able to  successfully  compete against such competitors. Our success also depends on numerous factors affecting discretionary  consumer  spending,  including economic  conditions,  the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose  practical limits on pricing, either of which could reduce revenues and operating income.

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

      o   Inflation,  food,  labor,  energy and utilities  and employee  benefit costs; and
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

SHAREHOLDERS  MAY NOT BE ABLE TO  RESELL  THEIR  STOCK  OR MAY HAVE TO SELL AT A
PRICE SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.

      The trading price for our common stock has been highly  volatile and could continue to be subject to significant  fluctuations in response to variations in our quarterly  operating results,  general conditions in the restaurant industry or the general  economy,  and other  factors.  In addition,  the stock market is subject to price and volume  fluctuations  affecting the market price for public companies generally,  or within broad industry groups, which fluctuations may be unrelated  to the  operating  results  or other  circumstances  of a  particular company.  Such  fluctuations  may  adversely  affect the liquidity of our common stock,  as well as price that  holders  may  achieve  for their  shares upon any future sale

STAGGERED BOARD; BLANK-CHECK PREFERRED STOCK.

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

A SINGLE VENDOR DISTRIBUTES MOST OF OUR CONSUMABLE PRODUCTS.

      Approximately  61% of the consumable  products used in our restaurants are distributed through and delivered by a single vendor.  While we believe we could replace this vendor,  any disruption of services by this vendor or any change to a new vendor could adversely affect our restaurants.

WE ARE UNCERTAIN AS TO THE FUTURE OF OUR AUSTRALIAN OPERATIONS.

      The sales and operating  margins of our Australian  restaurants  have been negatively impacted by the effects of the National General Sales Tax implemented by the  Australian  government  in July 2000 and the  weakening  of the  overall
Australian economy. We closed nine Australian  restaurants in 2000, six in 2001, five in 2002, and additional units may need to be closed in the future,  due to, among other  things,  the failure of the market trade area  surrounding  various locations to develop as originally anticipated;  thus, such market areas may not achieve  sufficient  demographics to support a profitable level of business.  We also  incurred a pre-tax  charge for impaired  assets in each of fiscal 2000 and fiscal 2001 for the  write-down of impaired  assets at certain  under-performing
Australian  restaurants.  These  write-downs  require the use of  estimates  and projections  which are subject to a high degree of judgment and  complexity.  If consumer spending in restaurants  continues to be negatively impacted, we may be required to make  additional  write-downs  of impaired  assets in Australia.  We continue to evaluate our investment strategies in Australia;  however,  there is no assurance that we can achieve acceptable operating results in the future.

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
Commission  and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

ITEM 14.  CONTROLS AND PROCEDURES

      Disclosure controls are procedures that are designed with the objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934, such as this Form 10-K is reported in accordance  with the  Securities  and Exchange  Commission's  rules.  Disclosure controls are also designed with the objective of ensuring that such  information is accumulated  and  communicated  to management,  including the Chief Executive
Officer and Chief  Financial  Officer as appropriate  to allow timely  decisions regarding required disclosure.

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

      Certifications  of the Chief Executive Officer and Chief Financial Officer
regarding,  among other items,  disclosure  controls and procedures are included immediately after the signature section of this Form 10-K.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
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
                             Stock Option Plan as amended (the "Director's Plan").
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
                             O'Connell, dated March 22, 2000
             *****10.10      Employment   Agreement   between  the  Company  And
                             Jeffrey Bracken, dated March 22, 2000
             *****10.11      Employment  Agreement  between the Company and John
                             D. White, dated March 22, 2000
            ******10.20      Non-Qualified Deferred Compensation Plan
           *******10.21      Revolver  Loan  Agreement  dated  August  10,  2001
                             between the Company and Sun Trust Bank
                 *10.23      Lone Star  Steakhouse & Saloon,  Inc.  Stock Option
                             Deferred  Compensation  Plan  dated  September  30,
                             2002
                 *10.24      Deferred  Compensation  Agreement  dated October 4,
                             2002  between  LS  Management,  Inc.  and  Jamie B.
                             Coulter
          ********10.25      Agreement  dated as of April 24,  2002  between the
                             Company and Mark Saltzgaber
         *********10.26      Amendment to the Director's Plan
         *********10.27      Amendment to the Plan
                  *21.1      Subsidiaries of the Company
                  *23.1      Independent  Auditors' consent to the incorporation
                             by   reference   in  the   Company's   Registration
                             Statements on Form S-8 of the independent auditors'
                             report included herein
                  *99.1      Certification  of Chief Executive  Officer pursuant
                             to Section 906 of the Sarbanes-Oxley Act
                  *99.2      Certification  of Chief Financial  Officer pursuant
                             to Section 906 of the Sarbanes-Oxley Act

---------------

    (b)     Reports on Form 8-K filed in the fourth quarter of 2002: The Company filed  one Form 8-K under  Item #5 - Other  Events  for the  quarter ended December 31, 2002.

         *  Filed herewith.
        **  Incorporated by reference to the Company's Registration Statement on
            Form S-1, filed with the Commission on January 31, 1992  (Commission
            File No. 33-45399), as amended
       ***  Incorporated by reference to the Company's  Quarterly Report on Form
            10-Q for the quarter ended June 12, 2001
      ****  Incorporated by reference to the Company's Registration Statement on
            Form S-8, filed with the Commission on January 12, 1996  (Commission
            File No. 33-00280), as amended
     *****  Incorporated  by reference to the  Company's  Annual  Report on Form
            10-K for the fiscal year ended December 28, 1999

    ******  Incorporated by reference to the Company's Registration Statement on
            Form S-8,  filed with the  Commission on March 31, 2000  (Commission
            File No. 333-33762).
   *******  Incorporated by reference to the Company's  Quarterly Report on Form
            10-Q for the quarter ended September 4, 2001.
  ********  Incorporated by reference to the Company's  Quarterly Report on Form
            10-Q for the quarter ended June 11, 2002.
 *********  Incorporated by reference to the Company's Registration Statement on
            Form S-8,  filed with the  Commission  on July 24, 2002  (Commission
            File No. 333-97271).

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of
Wichita, State of Kansas, on this 14th day of March 2003.

                                     LONE STAR STEAKHOUSE & SALOON, INC.
                                                 (Registrant)

                                     /s/ Randall H. Pierce
                                     -------------------------------------------
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

           SIGNATURE                    TITLE                          DATE
           ---------                    -----                          ----

/s/ Jamie B. Coulter
------------------------      Chief Executive Officer             March 14, 2003
    Jamie B. Coulter           Principal Executive

/s/ John D. White                Executive Vice                   March 14, 2003
------------------------          President,
    John D. White            Treasurer and Director

/s/ Randall H. Pierce        Chief Financial Officer
------------------------         and Principal                    March 14, 2003
    Randall H. Pierce        Accounting Officer

/s/ Clark R. Mandigo         Chairman of the Board
------------------------        and Director                      March 14, 2003
    Clark R. Mandigo

/s/ Anthony Bergamo
------------------------       Director                           March 14, 2003
   Anthony Bergamo

/s/ Fred B. Chaney
------------------------       Director                           March 14, 2003
   Fred B. Chaney

/s/ William B. Greene
------------------------       Director                           March 14, 2003
   William B. Greene

/s/ Thomas C. Lasorda
------------------------       Director                           March 14, 2003
   Thomas C. Lasorda

/s/ Michael A. Ledeen
------------------------       Director                           March 14, 2003
   Michael A. Ledeen

/s/ Mark Saltzgaber
------------------------       Director                           March 14, 2003
   Mark Saltzgaber

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

            I, JAMIE B. COULTER, certify that:

            (1)   I have  reviewed  this annual report on Form 10-K of LONE STAR
            STEAKHOUSE & SALOON, INC, a Delaware corporation (the "registrant");

            (2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            (3)   Based on my  knowledge,  the financial  statements,  and other financial information included in this annual report, fairly present in  all  material  respects  the  financial  condition,  results  of operations  and cash flows of the  registrant  as of,  and for,  the periods presented in this annual report;

            (4)   The  registrant's   other   certifying   officers  and  I  are
            responsible for establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a)    Designed  such  disclosure  controls and  procedures  to
                  ensure that material  information  relating to the registrant, including its consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during  the period in which this annual report is being prepared;

                  (b)    Evaluated   the   effectiveness   of  the   registrant's
                  disclosure controls and procedures as of a date within 90 days
                  prior  to  the  filing  date  of  this   annual   report  (the
                  "Evaluation Date"); and

                  (c)    Presented in this annual  report our  conclusions  about
                  the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

                  (b)   any  fraud,  whether  or  not  material,  that  involves
                  management or other  employees who have a significant  role in the registrant's internal controls; and

            (6)   The  registrant's   other  certifying   officers  and  I  have
            indicated  in this  annual  report  whether  there were  significant changes  in  internal  controls  or  in  other  factors  that  could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 14, 2003

                                               By: /s/ Jamie B. Coulter
                                                   ------------------------
                                                   Jamie B. Coulter
                                                   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

            I, RANDALL H. PIERCE, certify that:

            (1)   I have  reviewed  this annual report on Form 10-K of LONE STAR
            STEAKHOUSE   &   SALOON,   INC.,   a   Delaware   corporation   (the
            "registrant");

            (2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            (3)   Based on my  knowledge,  the financial  statements,  and other financial information included in this annual report, fairly present in  all  material  respects  the  financial  condition,  results  of operations  and cash flows of the  registrant  as of,  and for,  the periods presented in this annual report;

            (4)   The  registrant's   other   certifying   officers  and  I  are
            responsible for establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a)   Designed  such  disclosure  controls and  procedures  to
                  ensure that material  information  relating to the registrant, including its consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during  the period in which this annual report is being prepared;

                  (b)   Evaluated   the   effectiveness   of  the   registrant's
                  disclosure controls and procedures as of a date within 90 days
                  prior  to  the  filing  date  of  this   annual   report  (the
                  "Evaluation Date"); and

                  (c)   Presented in this annual  report our  conclusions  about
                  the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

                  (b)   any  fraud,  whether  or  not  material,  that  involves
                  management or other  employees who have a significant  role in the registrant's internal controls; and

            (6)   The  registrant's   other  certifying   officers  and  I  have
            indicated  in this  annual  report  whether  there were  significant changes  in  internal  controls  or  in  other  factors  that  could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        March 14, 2003

                                                 By: /s/ Randall H. Pierce
                                                     -------------------------
                                                     Randall H. Pierce
                                                     Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Steakhouse & Saloon, Inc.
Years Ended December 31, 2002, December 25, 2001, and December 26, 2000

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements

                                                                                     Pages
                                                                                     -----

Report of Independent Auditors........................................................F-1
Consolidated Balance Sheets as of December 31, 2002 and December 25, 2001.............F-2
Consolidated Statements of Income for the years ended December 31, 2002,
   December 25, 2001, and December 26, 2000...........................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2002, December 25, 2001, and December 26, 2000........................F-6
Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, December 25, 2001, and December 26, 2000........................F-7
Notes to Consolidated Financial Statements............................................F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Lone Star
Steakhouse & Saloon, Inc. (the Company) and subsidiaries as of December 31, 2002 and  December  25,  2001,  and the related  consolidated  statements  of income, stockholders'  equity,  and cash flows for each of the three years in the period ended December 31, 2002. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of  Lone  Star
Steakhouse & Saloon, Inc. and subsidiaries at December 31, 2002 and December 25,
2001, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended  December 31,  2002,  in  conformity with accounting principles generally accepted in the United States.

As  discussed  in Note 1 to the  consolidated  financial  statements,  effective
December 26, 2001, the Company adopted the fair value recognition  provisions of
Statement of  Financial  Accounting  Standards  (SFAS) No. 123,  Accounting  for
Stock-Based  Compensation.  In  addition,  as  discussed  in Note  1,  effective
December 26, 2001, the Company adopted the provisions of SFAS No. 142,  Goodwill and Other Intangible Assets. Also as discussed in Note 1, effective December 26,
2001,  the Company  adopted the  provisions of SFAS No. 144,  Accounting for the
Impairment or Disposal of Long-Lived Assets.

                                           /s/ Ernst & Young LLP

Kansas City, Missouri
February 14, 2003

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                    December 31,         December 25,
                                                       2002                  2001
                                                    ---------------------------------
Assets
Current assets:
    Cash and cash equivalents                        $ 65,369              $ 82,919
    Accounts receivable                                   790                   856
    Inventories                                        12,390                12,466
    Deferred income taxes                               3,138                 2,872
    Other                                               5,384                 4,574
                                                     ------------------------------
Total current assets                                   87,071               103,687

Property and equipment:
    Land                                              117,175               120,173
    Buildings                                         170,005               172,895
    Leasehold improvements                            112,283               112,634
    Equipment                                         100,620                99,795
    Furniture and fixtures                             20,430                20,874
                                                     ------------------------------
                                                      520,513               526,371
    Less accumulated depreciation and amortization    181,778               156,488
                                                     ------------------------------
                                                      338,735               369,883

Deferred compensation plan investments                  8,878                 5,059

Other assets:
    Goodwill                                           11,513                12,971
    Intangible assets, net                             11,521                11,618
    Deferred income taxes                              13,171                30,249
    Other                                               2,424                 2,558
                                                     ------------------------------
                                                       38,629                57,396
                                                     ------------------------------
Total assets                                         $473,313              $536,025
                                                     ==============================

                                                      December 31,   December 25,
                                                           2002          2001
                                                      ---------------------------
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                    $  13,378    $  13,360
    Sales tax payable                                       2,706        3,156
    Accrued payroll                                        10,851       10,100
    Real estate taxes                                       2,407        2,126
    Gift certificates                                       8,562        9,208
    Income taxes payable                                     --         11,541
    Other                                                   4,592        5,912
                                                        ---------    ---------
Total current liabilities                                  42,496       55,403

Long-term liabilities, principally deferred
    compensation obligations                               11,058        5,187

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized; none issued                                --           --
    Common stock, $.01 par value, 98,000,000 shares
      authorized; 20,994,608 shares issued
      and outstanding (24,049,770 in 2001)                    210          240
    Additional paid-in capital                            189,908      272,527
    Retained earnings                                     241,601      216,111
    Accumulated other comprehensive loss                  (11,960)     (13,443)
                                                        ---------    ---------
Total stockholders' equity                                419,759      475,435

                                                        ---------    ---------
Total liabilities and stockholders' equity              $ 473,313    $ 536,025
                                                        =========    =========

See notes to consolidated financial statements.

                                    Lone Star Steakhouse & Saloon, Inc.

                                       Consolidated Statements of Income
                                 (In Thousands, Except for Per Share Amounts)

                                                                                  For the Year Ended
                                                                    -----------------------------------------
                                                                     December 31,  December 25,  December 26,
                                                                         2002         2001          2000
                                                                    -----------------------------------------

Net sales                                                              $ 615,715    $ 592,459    $ 569,077

Costs and expenses:
    Costs of sales                                                       201,716      202,786      199,035
    Restaurant operating expenses                                        280,973      279,801      273,483
    Depreciation and amortization                                         25,579       27,361       28,017
    Provision for impaired assets and restaurant closings                    792        1,551        3,335
                                                                      ------------------------------------
Restaurant costs and expenses                                            509,060      511,499      503,870
                                                                      ------------------------------------

Restaurant operating income                                              106,655       80,960       65,207

General and administrative expenses                                       44,031       41,933       42,472
Abandoned merger expenses                                                  2,990         --           --
Noncash stock compensation expense                                         2,949        3,212       12,016
Contribution - "Dine for America"                                           --          2,124         --
                                                                      ------------------------------------
Income from operations                                                    56,685       33,691       10,719

Other income, net                                                          3,249        4,239        2,530
                                                                      ------------------------------------
Income from continuing operations before income taxes and cumulative
    effect of accounting changes                                          59,934       37,930       13,249

Provision for income taxes                                               (19,869)     (13,315)      (4,543)
                                                                      ------------------------------------
Income from continuing operations before cumulative effect of             40,065       24,615        8,706
    accounting change

Discontinued operations:
    Loss from operations of discontinued restaurants                        (834)      (2,679)      (1,544)
    Income tax benefit                                                       296          966          544
                                                                      ------------------------------------
Loss on discontinued operations                                             (538)      (1,713)      (1,000)
                                                                      ------------------------------------
Income before cumulative effect of accounting change                      39,527       22,902        7,706
Cumulative effect of accounting change, net of tax                          (318)        --           --
                                                                      ------------------------------------
Net income                                                             $  39,209    $  22,902    $   7,706
                                                                      ====================================

                       Lone Star Steakhouse & Saloon, Inc.

                  Consolidated Statements of Income (continued)
                  (In Thousands, Except for Per Share Amounts)

                                                          For the Year Ended
                                             ----------------------------------------------------
                                             December 31,        December 25,        December 26,
                                                 2002                2001               2000
                                             ----------------------------------------------------

Basic earnings per share:
    Continuing operations                    $   1.75            $   1.02            $   .33
    Discontinued operations                      (.02)               (.07)              (.04)
    Cumulative effect of accounting change       (.02)                 --                 --
                                             ---------           -----------         ----------
Basic earnings per share                     $   1.71            $    .95            $   .29
                                             =========           ===========         ==========

Diluted earnings per share:
    Continuing operations                    $   1.52            $    .97            $   .33
    Discontinued operations                      (.02)               (.07)              (.04)
    Cumulative effect of accounting change       (.01)                 --                 --
                                             ---------           -----------         ----------
Diluted earnings per share                   $   1.49            $    .90            $   .29
                                             =========           ===========         ==========
Pro forma amounts assuming retroactive
    application of accounting change:
Net income                                   $  39,527            $  23,825          $ 8,789
                                             =========           ===========         ==========

Pro forma basic earnings per share           $    1.73            $   .99          $     .33
                                             =========           ===========         ==========

Pro forma diluted earnings per share         $    1.50            $   .94          $     .33
                                             =========           ===========         ==========

See notes to consolidated financial statements.

                                             Lone Star Steakhouse & Saloon, Inc.

                                       Consolidated Statements of Stockholders' Equity
                                             (In Thousands, Except Share Amounts)

                                                                                                        Additional
                                                              Preferred         Common Stock              Paid-In       Retained
                                                                Stock       Number         Amount         Capital       Earnings
                                                              ----------------------------------------------------------------------

Balance, December 28, 1999, as previously reported                --      29,858,553    $       299    $   238,000    $   253,923
Cumulative effect on prior year of retroactive effect of
    accounting change for stock-based compensation                --            --             --           71,569        (46,771)
                                                              ----------------------------------------------------------------------
Balance, December 28, 1999, as restated                           --      29,858,553            299        309,569        207,152
Stock options exercised                                           --          22,140              1            180           --
Common stock purchased and retired                                --      (5,605,074)           (57)       (49,204)          --
Cash dividends ($.375 per share)                                  --            --             --             --           (9,630)
Noncash stock compensation expense                                --            --             --           12,016           --
Tax provision related to options exercised                        --            --             --              (38)          --
Comprehensive income:
    Net income                                                    --            --             --             --            7,706
    Foreign currency translation adjustments                      --            --             --             --             --
                                                              ----------------------------------------------------------------------
Comprehensive income
                                                              ----------------------------------------------------------------------
Balance, December 26, 2000                                        --      24,275,619            243        272,523        205,228
Stock options exercised                                           --         242,838              2          2,022           --
Tax benefit related to options exercised                          --            --             --              152           --
Common stock purchased and retired                                --        (468,687)            (5)        (5,140)          --
Cash dividends ($.50 per share)                                   --            --             --             --          (12,019)
Redemption of preference rights                                   --            --             --             (242)          --
Noncash stock compensation expense                                --            --             --            3,212           --
Comprehensive income:
    Net income                                                    --            --             --             --           22,902
    Foreign currency translation adjustments                      --            --             --             --             --
                                                              ----------------------------------------------------------------------
Comprehensive income
                                                              ----------------------------------------------------------------------
Comprehensive income

Balance, December 25, 2001                                        --      24,049,770            240        272,527        216,111
Stock options exercised                                           --       2,058,838             21         23,530           --
Tax provision related to options exercised                        --            --             --             (474)          --
Common stock purchased and retired                                --      (5,114,000)           (51)      (108,624)          --
Cash dividends ($.60 per share)                                   --            --             --             --          (13,719)
Noncash stock compensation expense                                --            --             --            2,949           --
Comprehensive income:
    Net income                                                    --            --             --             --           39,209
    Foreign currency translation adjustments                      --            --             --             --             --
                                                              ----------------------------------------------------------------------
Comprehensive income
                                                              ----------------------------------------------------------------------
Balance, December 31, 2002                                        --      20,994,608    $       210    $   189,908    $   241,601
                                                              ======================================================================

                                                             Accumulated
                                                                Other
                                                             Comprehensive
                                                             (Loss) Income      Total
                                                             ----------------------------

Balance, December 28, 1999, as previously reported            $    (7,843)   $   484,379
Cumulative effect on prior year of retroactive effect of
    accounting change for stock-based compensation                   --           24,798
                                                             ---------------------------
Balance, December 28, 1999, as restated                            (7,843)       509,177
Stock options exercised                                              --              181
Common stock purchased and retired                                   --          (49,261)
Cash dividends ($.375 per share)                                     --           (9,630)
Noncash stock compensation expense                                   --           12,016
Tax provision related to options exercised                           --              (38)
Comprehensive income:
    Net income                                                       --            7,706
    Foreign currency translation adjustments                       (4,016)        (4,016)
                                                             ---------------------------
Comprehensive income                                                               3,690
                                                             ---------------------------
Balance, December 26, 2000                                        (11,859)       466,135
Stock options exercised                                              --            2,024
Tax benefit related to options exercised                             --              152
Common stock purchased and retired                                   --           (5,145)
Cash dividends ($.50 per share)                                      --          (12,019)
Redemption of preference rights                                      --             (242)
Noncash stock compensation expense                                   --            3,212
Comprehensive income:
    Net income                                                       --           22,902
    Foreign currency translation adjustments                       (1,584)        (1,584)
                                                             ---------------------------
Comprehensive income                                                              21,318
                                                             ---------------------------
Balance, December 25, 2001                                        (13,443)       475,435
Stock options exercised                                              --           23,551
Tax provision related to options exercised                           --             (474)
Common stock purchased and retired                                   --         (108,675)
Cash dividends ($.60 per share)                                      --          (13,719)
Noncash stock compensation expense                                   --            2,949
Comprehensive income:
    Net income                                                       --           39,209
    Foreign currency translation adjustments                        1,483          1,483
                                                             ---------------------------
Comprehensive income                                                              40,692
                                                             ---------------------------
Balance, December 31, 2002                                    $   (11,960)   $   419,759
                                                             ===========================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                 For the Year Ended
                                                                   ----------------------------------------
                                                                     December 31, December 25, December 26,
                                                                         2002        2001           2000
                                                                   ----------------------------------------
Operating activities
Net income                                                           $  39,209    $  22,902    $   7,706
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                      28,455       28,673       29,112
      Amortization                                                       1,047        2,622        2,902
      Noncash stock compensation                                         2,949        3,212       12,016
      Provision for impaired assets and restaurant closings                250        1,551        3,335
      Gain on sales of assets                                           (1,971)      (2,223)      (1,304)
      Cumulative effect of accounting change                               508         --           --
      Deferred income taxes                                             16,812          108       (4,288)
      Loss from discontinued operations                                    538        1,713        1,000
      Net change in operating assets and liabilities:
         Accounts receivable                                                66         (626)         606
         Inventories                                                       103          206       (1,335)
         Other current assets                                             (784)      (1,431)         702
         Accounts payable                                                 (432)         442        3,763
         Income taxes payable                                          (11,541)      10,485       (3,352)
         Other liabilities                                                 645       (4,514)      (2,050)
                                                                    -------------------------------------
Net cash provided by operating activities of continuing operations      75,854       63,120       48,813

Investing activities
Purchases of property and equipment                                     (2,776)      (3,924)     (21,665)
Proceeds from sales of assets                                            7,879       10,098       10,213
Other                                                                      137         (334)        (819)
                                                                    -------------------------------------
Net cash provided by (used in) investing activities of continuing
   operations                                                            5,240        5,840      (12,271)

Financing activities
Net proceeds from issuance of common stock                              23,551        2,024          181
Proceeds from revolver                                                    --           --          6,955
Payment on revolver                                                       --           --         (6,955)
Common stock repurchased and retired                                  (108,675)      (5,145)     (49,261)
Dividends paid                                                         (13,719)     (12,019)      (9,630)
Redemption of preference rights                                           --           (242)        --
                                                                    -------------------------------------
Net cash used in financing activities of continuing operations         (98,843)     (15,382)     (58,710)

Effect of exchange rate changes on cash                                    363            4           (8)
Net cash provided by (used in) discontinued operations                    (164)         308          532
                                                                    -------------------------------------
Net increase (decrease) in cash and cash equivalents                   (17,550)      53,890      (21,644)

Cash and cash equivalents at beginning of year                          82,919       29,029       50,673
                                                                    -------------------------------------

Cash and cash equivalents at end of year                             $  65,369    $  82,919    $  29,029
                                                                    =====================================

Supplemental disclosure of cash flow information
Cash paid for income taxes                                           $  15,175    $   1,755    $  11,484
                                                                    =====================================

See notes to consolidated financial statements

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

                                December 31, 2002

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone Star  Steakhouse & Saloon,  Inc. (the Company) owns and operates a chain of mid-priced full service, casual dining restaurants in the United States, as well as in Australia.  The restaurants serve mesquite-grilled  steaks, ribs, chicken, and fish in a "Texas  Roadhouse"  atmosphere that is positioned to attract local clientele.  In  addition,  the  Company  operates  restaurants  in  the  upscale steakhouse  market through Del Frisco's  Double Eagle Steak House and Sullivan's
Steakhouse. As of December 31, 2002, the Company owns and operates 249 Lone Star
Steakhouse & Saloons in the United States and 20 in Australia.  In addition, the
Company  owns and  operates  five Del Frisco's  Double  Eagle Steak  Houses,  15
Sullivan's Steakhouses and one Frankie's Italian Grille.

SIGNIFICANT ACCOUNTING POLICIES

   o  Principles of Consolidation

      The consolidated  financial  statements  include the accounts of Lone Star
      Steakhouse  &  Saloon,  Inc.  and  its  wholly  owned  subsidiaries.   All
      significant intercompany accounts and transactions have been eliminated.

   o  Foreign Currency Translation

      Assets and  liabilities of the Company's  foreign  operations in Australia are translated at current  exchange rates,  while revenue and expenses are
      translated  at  average  exchange  rates   prevailing   during  the  year.
      Translation  adjustments  are  reported  as a component  of  comprehensive income in stockholders' equity.

   o  Concentration of Credit Risk

      The Company's  financial  instruments  exposed to  concentration of credit
      risk  consist   primarily  of  cash  and  short-term   investments   (cash
      equivalents).  The  Company  places  its cash  with  high  credit  quality financial  institutions  and, at times,  such cash may be in excess of the federal  depository  insurance  limit. The Company has cash equivalents of approximately  $47,293 and $63,243 at December  31, 2002 and  December 25,
      2001, respectively,  in investment grade securities with municipal, state, and U.S. government agencies.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
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

   o  Financial Instruments

      The  Company  considers  carrying  amounts  of cash and cash  equivalents, receivables, and accounts payable to approximate fair value.

      The Company sometimes  utilizes  derivative  financial  instruments in the form of commodity  futures contracts to manage market risks and reduce its exposure  resulting from  fluctuations  in the prices of meat. The Company uses live beef cattle  futures  contracts  to  accomplish  its  objective.
      Realized  and  unrealized  changes  in the fair  values of the  derivative instruments  are  recognized  in income in the  period in which the change occurs.  Realized  and  unrealized  gains  and  losses  related  to  these derivative instruments have not been significant. The Company held no live beef cattle  futures  contracts at December 31, 2002 or December 25, 2001.
      These  instruments  are  with   counterparties  of  high  credit  quality;
      therefore,  the risk of nonperformance by the counterparties is considered to be negligible.

   o  Inventories

      Inventories  consist of food and  beverages and are stated at the lower of cost (first-in, first-out) or market.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
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

   o  Preopening Costs

      Preopening  costs,  including  labor  costs,  costs of hiring and training personnel,  and certain other costs  relating to opening new  restaurants, are expensed when the costs are incurred.

   o  Intangible Assets

      Intangible assets include goodwill,  trademarks,  intellectual properties, and licensing  permits.  Effective  December 26, 2001, the Company adopted the provisions of Statement of Financial  Accounting  Standards (SFAS) No.
      142  requiring  that  goodwill  and  intangible   assets  deemed  to  have
      indefinite  lives can no longer be  amortized,  but subjected to an annual impairment test, or more frequent tests if indicators of impairment exist.
      For those  intangibles  which continue to be subject to amortization,  the
      Company  amortizes on a straight-line  basis over the estimated periods of benefit, generally 10 to 20 years. See Note 2 for additional information.

   o  Deferred Compensation Plan

      In connection with the Company's  deferred  compensation plan, the Company has  created  a grantor  trust to which it  contributes  amounts  equal to employee  participants'  qualified  deferrals and the  Company's  matching portion.  The plan is informally funded using life insurance policies held by the grantor  trust.  All assets held by the  grantor  trust  remain the property of the Company; however, the Company does not currently intend to

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      use  such  assets  for any  purpose  other  than to fund  payments  to the participants  pursuant to the terms of the deferred compensation plan. The assets of the Plan consist  principally  of cash  surrender  values of the life insurance  policies.  Because the  investment  assets of the deferred compensation  plan are  assets of the  Company,  and would be  subject  to general claims by creditors in the event of the Company's insolvency,  the accompanying  consolidated  balance  sheets  reflect such  investments  as assets with an offsetting liability for deferred compensation reflected in long-term liabilities.

   o  Impairment of Long-Lived Assets

      Property and  equipment  and definite  life  intangibles  are reviewed for impairment  whenever  events or  changes  in  circumstances  indicate  the carrying  amount of an asset may not be  recoverable.  The Company reviews applicable  intangible  assets  and  long-lived  assets  related  to  each restaurant on a periodic  basis.  When events or changes in  circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset,  an  impairment  loss is  recognized.  The  impairment  loss is recognized by measuring the  difference  between the carrying value of the assets and the fair market value of the assets. The Company's estimates of fair values are based on the best  information  available  and require the use of estimates,  judgments, and projections as considered necessary. The actual results may vary significantly.

      As noted above,  goodwill and  indefinite  life  intangibles  are reviewed annually for  impairment,  or more  frequently if indicators of impairment exist.  Goodwill is tested by  comparing  net book value of the  reporting unit to its estimated fair value.  Indefinite life  intangibles are tested by comparing book value to estimated fair value.

   o  Advertising Costs

      Advertising  costs are expensed as incurred.  Advertising  expense for the years ended  December 31, 2002,  December 25, 2001,  and December 26, 2000
      was $14,195, $18,050, and $18,065, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Accounting for Stock-Based Compensation

      At  December  31,  2002,   the  Company  has  two   stock-based   employee
      compensation  plans,  which are  described  more fully in Note 6. Prior to
      2002, the Company had applied the recognition  and measurement  provisions of APB Opinion  No. 25,  Accounting  for Stock  Issued to  Employees,  and
      related  interpretations  in  accounting  for those plans.  While  options granted  under those plans  generally  had an exercise  price equal to the market  value  of the  underlying  common  stock  on the  date  of  grant, previously reported results did reflect stock-based employee  compensation
      expense  related  to  re-priced   options  which  were  accounted  for  as
      compensatory  options using  variable  accounting  treatment in accordance with  the  provisions  of  Financial  Accounting  Standards  Board  (FASB)
      Interpretation  No.  44 (FIN  44),  Accounting  for  Certain  Transactions
      Involving Stock Compensation, an Interpretation of APB No. 25. As a result of  applying  the  provision  of FIN 44, the Company  previously  recorded noncash stock  compensation of $19,985 in fiscal 2001.  Effective December
      26, 2001,  the Company  adopted the fair value  recognition  provisions of
      SFAS No. 123,  Accounting for  Stock-Based  Compensation,  for stock-based employee  compensation.  The Company now values stock options issued based upon an option pricing model and recognizes  this value as an expense over the period in which the options  vest.  All prior periods  presented  have been  restated to reflect the  compensation  expense  that would have been recognized had the recognition  provisions of SFAS No. 123 been applied to all awards granted to employees after December 28, 1994.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Recent Accounting Pronouncements

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
      Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supercedes SFAS
      No.  121,  Accounting  for the  Impairment  of  Long-Lived  Assets and for
      Long-Lived  to be  Disposed  of and  resolves  significant  implementation issues that had evolved  since the issuance of SFAS No. 121.  SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment.  Additionally,  SFAS No. 144 expanded the scope
      of  financial   accounting  and  reporting  of   discontinued   operations
      previously  addressed in APB No. 30 to require that all  components  of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows  can be  clearly  distinguished,  operationally  and  for  financial reporting  purposes  from the rest of the entity,  should be  presented as
      discontinued   operations.   SFAS  No.  144  is  effective  for  financial
      statements  issued for fiscal years beginning after December 15, 2001. The provisions  for  presenting  the  components of an entity as  discontinued
      operations  are effective  only for disposal  activities  initiated by the
      Company after the effective date of the Statement. The Company adopted the provisions of SFAS No. 144 effective  December 26, 2001.  Pursuant to SFAS
      No.  144,  each  Company  restaurant  is a component  of the entity  whose operations can be distinguished  from the rest of the Company;  therefore, when a restaurant is closed and the  restaurant is either held for sale or abandoned, the restaurant's operations will be eliminated from the ongoing
      operations   of  the  Company.   Accordingly,   the   operations  of  such
      restaurants,  net of  applicable  income  taxes,  have been  presented  as discontinued  operations and prior period  consolidated  income statements have been reclassified.

      In June  2002,  the  FASB  issued  SFAS  No.  146,  Accounting  for  Costs
      Associated with Exit or Disposal Activities.  This Statement requires that a liability  for a cost  associated  with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.
      SFAS  No.  146 is  effective  for  exit or  disposal  activities  that are initiated after December 31, 2002. The Company does not expect the initial adoption of this Statement  will have a material  impact on its results of operations or financial position.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Fiscal Year

      The  Company  operates  on a 52- or 53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. Fiscal
      2002 included 53 weeks of  operations,  while 2001, and 2000 each included
      52 weeks of operations.

   o  Reclassifications

      Certain amounts from the prior year have been reclassified to conform with the current year's presentation.

2. INTANGIBLE ASSETS AND GOODWILL

                                               At December 31, 2002
                                   ---------------------------------------------
                                    Gross
                                   Carrying         Accumulated      Estimated
                                    Amount          Amortization    Useful Lives
                                   ---------------------------------------------

Amortized intangible assets:
  Licenses                         $ 3,285             $(1,182)         20 years
  Intellectual properties            9,839              (4,068)         10 years
                                   ----------------------------
Total                              $13,124             $(5,250)
                                   ============================
Unamortized intangible assets:
  Licenses                         $ 3,471
  Other                                176
                                   --------
Total                              $ 3,647
                                   ========

Aggregate amortization expense:
  For the fiscal year ended 2002   $ 1,047
                                   ========

Estimated amortization expense:
  For the fiscal year ended 2003   $ 1,047
  For the fiscal year ended 2004     1,047
  For the fiscal year ended 2005     1,047
  For the fiscal year ended 2006     1,047
  For the fiscal year ended 2007     1,047

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

2. INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Certain liquor  licenses are not subject to  amortization  as such licenses have indefinite lives and are transferable  through open markets in the jurisdictions where the licenses were granted.  These  licenses are reviewed at least annually for  impairment by comparing  their book value to estimated  market  value.  The
estimated   market  value  is   established   by  reference  to  recent   market
transactions.

The  Company  adopted  the  provisions  of SFAS  No.  142,  Goodwill  and  Other
Intangible  Assets,  effective as of the beginning of fiscal 2002.  SFAS No. 142 requires that goodwill and certain  intangible  assets deemed to have indefinite lives are no longer to be amortized, but are subject to annual impairment tests.
In the first quarter of fiscal 2002, the Company completed the measurement tests for  measurement  of  impairment  loss for both  goodwill and  indefinite  lived intangible  assets,  which resulted in a charge for the cumulative  effect of an accounting  change of $318, or $0.02 per share,  net of income taxes of $190, to reflect the impairment of certain  goodwill  related to Australian  investments.
The pro forma  effects of the  adoption  of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                                     2002          2001          2000
                                                 ------------------------------------

Reported income before cumulative effect of
  accounting change                              $   39,527   $   22,902   $   7,706
Add back:
  Goodwill amortization, net of tax benefit            --            523         523
  Adjust amortization for indefinite lived
    intangibles, net of tax benefit                    --            400         560
                                                 -----------------------------------
Pro forma net income                             $   39,527   $   23,825   $   8,789
                                                 ===================================

Basic earnings per share:
  Earnings as reported before cumulative
    effect of accounting change                  $   1.73     $    .95     $   .29
  Goodwill amortization, net tax benefit               --          .02         .02
  Intangibles amortization, net of tax benefit         --          .02         .02
                                                 -----------------------------------
Pro forma per share                              $   1.73     $    .99     $   .33
                                                 ===================================
Diluted earnings per share:
  Earnings as reported before cumulative
    effect of accounting change                  $   1.50     $    .90     $   .29
  Goodwill amortization, net tax benefit               --          .02         .02
  Intangibles amortization, net of tax benefit         --          .02         .02
                                                 -----------------------------------

Pro forma per share                              $   1.50     $    .94     $   .33
                                                 ===================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

2. INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Excluding the  impairment  for goodwill  related to the change in accounting for adopting  SFAS No. 142 as  discussed  above,  there were no changes in  goodwill carrying amounts during 2002.

3. TREASURY STOCK TRANSACTIONS

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

The Board of Directors has from time to time  authorized the Company to purchase shares  of the  Company's  common  stock  in the  open  market  or in  privately negotiated  transactions.  Excluding the  4,000,000  shares  repurchased  in the tender  offer as  previously  disclosed,  the Company has  purchased  1,114,000,
468,687,  and 5,605,074  shares of its common stock at average prices of $20.08,
$10.98,  and $8.79 per share during the fiscal years ended 2002, 2001, and 2000,
respectively.   The  Company  is  accounting  for  the  repurchases   using  the
constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to additional paid-in capital.

4. LONG-TERM REVOLVERS

The Company has a credit  facility,  pursuant to an unsecured  revolving  credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000. The commitment terminates at June 30, 2004;
however,  it is subject to  acceleration  in the event of a change of control of the Company,  as that term is defined in the revolving credit agreement.  At the time of each  borrowing,  the  Company  may elect to pay  interest at either the bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain net worth amounts as defined in the agreement.  The Company is required to pay on a quarterly  basis a facility fee equal to 0.25% per annum on the daily  unused  amount of the  credit  facility.  At  December  31,  2002 and
December 25, 2001, there were no borrowings  outstanding  pursuant to the credit facility.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

4. LONG-TERM REVOLVERS (CONTINUED)

The Company also has entered into a $5,000  revolving term loan agreement with a bank,  under  which no  borrowings  were  outstanding  at  December  31, 2002 or
December  25,  2001.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its remaining  term.  The interest rate is at 0.50% below the daily prime rate as published in the "Wall Street Journal". In addition, the
Company pays a facility  fee of 0.25% per annum on the daily  unused  portion of the credit facility.

5. PREFERRED STOCK AND REDEMPTION OF PREFERENCE RIGHTS

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

In 1997, the Company  issued,  in the form of a dividend,  one preference  share purchase  right (the  Right and,  collectively,  the  Rights)  for each share of
Company common stock outstanding on October 10, 1997. Each Right represented the right to purchase  one-hundredth of a preference share, upon the terms set forth in the rights  agreement  dated October 3, 1997. On November 15, 2001, the Board of Directors  pursuant to the provisions of the rights agreement,  exercised its option to redeem all of the outstanding Rights at a redemption price of $.01 per
Right, and the Rights were redeemed on December 10, 2001.

6. STOCK OPTIONS

As previously described in Note 1, prior to fiscal 2002, the Company had applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for
Stock Issued to Employees,  and related  interpretations  in accounting  for its stock-based employee compensation plans. While options granted under those plans generally  had an  exercise  price equal to the market  value of the  underlying common  stock on the date of grant,  previously  reported  results  did  reflect stock-based  employee  compensation  expense related to re-priced  options which

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

6. STOCK OPTIONS (CONTINUED)

were accounted for as compensatory  options using variable accounting  treatment in accordance with the provisions of FIN 44 Accounting for Certain  Transactions
Involving Stock  Compensation,  an  Interpretation of APB No. 25. As a result of applying the provisions of FIN 44, the Company previously recorded noncash stock compensation of $19,985 in fiscal 2001. Effective December 26, 2001, the Company adopted the fair value  recognition  provisions of SFAS No. 123,  Accounting for
Stock-Based Compensation, for stock-based employee compensation. The Company now values stock options  based upon an option  pricing  model and  recognizes  this value as an expense  over the period in which the  options  vest.  The effect of this  change was to  increase  net  income by $14,416  ($.63 per share for basic earnings and $.55 per share for diluted  earnings)  for fiscal  2002.  All prior periods  presented have been restated to reflect the  compensation  expense that would have been recognized had the  recognition  provisions of SFAS No. 123 been applied to all awards  granted to employees  after  December 28, 1994.  Retained earnings and additional  paid-in  capital have been adjusted for the retroactive application  of the new method of  accounting  as set forth in the  Consolidated
Statements of Stockholders'  Equity.  The retroactive  application effect on the results of operations for the years presented is as follows:

                                                 Increase (Decrease)     Increase (Decrease)
                            Increase (Decrease)    Basic Net Income       Diluted Net Income
           Year                Net Income             Per Share              Per Share
--------------------------------------------------------------------------------------------

           2001                $9,646                    $.40                  $.38
           2000                (8,424)                   (.32)                 (.32)

The fair value for those options  granted during the fiscal years presented were estimated at the date of grant using a  Black-Scholes  option pricing model with
the  following   weighted-average   assumptions   for  2002,   2001,  and  2000,
respectively:  risk-free  interest  rates of 3.1%,  4.1%,  and 6.3%;  volatility factors of the  expected  market price of the  Company's  common stock of 0.506,
0.503,  and 0.470; a weighted  average  expected life of the option ranging from four to five years;  and a dividend  yield of 3% for fiscal 2002 and 2001 and no yield for fiscal 2000.

                                                      2002       2001          2000
                                                   --------------------------------

    Weighted-average fair value of options
      granted during the year                        $5.45       $3.95        $3.31

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
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

Both of the above plans expired in January 2002,  and the Company  currently has no other  stock  option  plans in  effect  for  employees,  including  executive officers, or for directors.

A summary of the Company's stock option activity and related information for the years ended December 31, 2002, December 25, 2001, and December 26, 2000 is as
follows:

                                            2002              2001                2000
                                  ------------------------------------------------------------
                                  Weighted-          Weighted-           Weighted-
                                   Average            Average             Average
                                  Exercise  Options  Exercise  Options    Exercise    Options
                                    Price     (000)    Price     (000)     Price       (000)
                                  ------------------------------------------------------------
Outstanding at beginning of year   $  9.67   7,919    $ 9.57    7,827   $   16.57      6,456
Granted                              14.80      48     10.44      461        8.55      6,394
Exercised                            11.44  (2,059)     8.33     (243)       8.16        (22)
Canceled                             12.71     (88)     9.09     (126)      17.32     (5,001)
                                            ------              ------                ------
Outstanding at end of year         $  8.98   5,820    $ 9.67    7,919   $    9.57      7,827
                                            ======              ======                ======

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

6. STOCK OPTIONS (CONTINUED)

On January 7, 2000,  the Board of Directors  approved the repricing of 4,443,357 options held by certain current  employees,  including  officers of the Company, with an exercise  price in excess of the closing price of the  Company's  common stock on that date of $8.47.  Other than the change in the exercise price, there was no other change in the terms of the original options as granted.

For  options  outstanding  as of  December  31,  2002,  the  number of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                           Options Outstanding
--------------------------------------------------------------------------------

                                 Number            Weighted-      Weighted-
                             Outstanding at        Average         Average
                                December 31,       Exercise        Remaining
Range of Prices                    2002              Price        Contract Life
--------------------------------------------------------------------------------

$6.69 to $9.38                  5,443,923          $  8.52         3.97 years
$14.30 to $18.81                  376,388            16.68         5.51 years

The number of shares and weighted-average exercise price of options exercisable at December 31, 2002 are as follows:

                               Options Exercisable
--------------------------------------------------------------------------------
                                     Number                        Weighted-
                                  Exercisable at                   Average
                                    December 31,                   Exercise
Range of Prices                        2002                         Price
--------------------------------------------------------------------------------

$6.69 to $9.38                     4,813,923                       $  8.49
$14.30 to $18.81                     269,191                         17.57

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

7. RELATED-PARTY TRANSACTIONS

The Company  leases on a  month-to-month  basis  parking lot space and  document storage  space and prior to April 1, 2001,  meeting  room space,  from  entities owned by Jamie B. Coulter,  the Company's Chief Executive Officer.  Total rental fees paid to these related  entities in 2002,  2001, and 2000 were $27, $37, and
$30,  respectively.  In addition,  in 2002, 2001, and 2000 the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter totaling
$2, $2, and $56, respectively.

The Company  believes  the charges  reimbursed  are at least as favorable as the charges  that would have been  incurred for similar  services or purchases  from unaffiliated third parties.

One of the  Company's  directors  received  a fee of  $250 in  consideration  of providing certain services in connection with a proposed transaction between the
Company  and  Bruckmann,  Rosser,  Sherill  & Co.,  Inc.  See  Note 14 for  more information regarding the proposed transaction.

8. LEASES

The Company leases  certain  facilities  under  noncancelable  operating  leases having terms expiring  between 2003 and 2025. The leases have renewal clauses of five to 20  years,  which  are  exercisable  at the  option  of the  lessee.  In addition,  certain leases contain escalation clauses based on a fixed percentage increase and provisions  for  contingent  rentals based on a percentage of gross revenues,  as defined.  Total  rental  expense for the fiscal  years ended 2002,
2001,  and 2000 was  $12,515,  $12,619,  and  $12,310,  respectively,  including contingent rentals of approximately $751, $444, and $228, respectively.

Lease payments under  noncancelable  operating  leases for each of the next five years and in the aggregate are as follows at December 31, 2002:

                                                           Operating
                                                            Leases
                                                          ----------

    2003                                                   $11,055
    2004                                                     8,364
    2005                                                     5,639
    2006                                                     3,132
    2007                                                     1,942
    Thereafter                                               3,141
                                                          --------
    Total minimum lease payments                           $33,273
                                                          ========

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 2002          2001         2000
                                            ---------------------------------------
    Numerator:
  Numerator for basic and diluted
    earnings per share - income available
    to common stockholders                  $    39,209   $    22,902   $     7,706
                                            =======================================

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares          22,908,821    24,036,942    26,189,600
  Effect of dilutive employee stock
    options                                   3,400,961     1,336,391          --
                                            ---------------------------------------
Denominator for diluted earnings per
    share - adjusted weighted-average
    shares                                   26,309,782    25,373,333    26,189,600
                                            =======================================

Basic earnings per share                    $      1.71   $      0.95   $      0.29
                                            =======================================

Diluted earnings per share                  $      1.49   $      0.90   $      0.29
                                            =======================================

10. INCOME TAXES

The components of the provision for income taxes consist of the following:

                                      2002      2001          2000
                                   -------------------------------
Current tax expense:
  Federal                          $    949   $ 10,512    $  6,960
  State                               1,622      1,729       1,327
                                   -------------------------------
Total current                         2,571     12,241       8,287

Deferred tax expense (benefit):
  Federal                            16,642       (387)     (3,062)
  Foreign                              --          536        (886)
  State                                 170        (41)       (340)
                                   -------------------------------
Total deferred                       16,812        108      (4,288)
                                   -------------------------------
Total provision for income taxes   $ 19,383   $ 12,349    $  3,999
                                   ===============================

                                         Lone Star Steakhouse & Saloon, Inc.

                                 Notes to Consolidated Financial Statements (continued)
                             (All Amounts in Thousands, Except Share and Per Share Amounts)

10. INCOME TAXES (CONTINUED)

The  difference  between  the  reported  provision  for  income  taxes and taxes determined by applying the applicable U.S. federal  statutory income tax rate to income before taxes is reconciled as follows:

                                                          2002                     2001                   2000
                                                ----------------------------------------------------------------------
                                                Amount           Rate     Amount          Rate      Amount        Rate
                                                ----------------------------------------------------------------------
Income tax expense at federal statutory rate   $ 20,507           35%    $ 12,338          35%
                                                                                                  $  4,096          35%
State tax expense, net                            1,113            2        1,207           3          579           5
Tax benefit from foreign stock deduction         (8,128)         (14)          --          --           --          --
Valuation allowance                               7,411           13           --          --           --          --
Other items, net, principally tip credits        (1,520)          (3)      (1,196)         (3)        (676)         (6)
                                               -----------------------------------------------------------------------

Actual provision for income taxes              $ 19,383           33%    $ 12,349          35%    $  3,999          34%
                                               =======================================================================

Deferred income taxes reflect the net effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and amounts used for income tax purposes.

Significant  components  of deferred tax  liabilities  and assets are  presented below:

                                           December 31,  December 25,
                                              2002         2001
                                           --------------------------
Deferred tax assets:
  Foreign NOL carryforward                   $ 11,250    $ 10,854
  Accrued liabilities                           1,406       1,510
  Stock-based compensation                     22,536      28,490
  Deferred compensation                         3,291       1,903
  Other                                         1,966       1,741
                                             --------------------
                                               40,449      44,498
Valuation allowance                           (11,250)     (3,839)
                                             --------------------
Total deferred tax assets                      29,199      40,659
Deferred tax liabilities:
  Property and equipment                        5,764       4,578
  Basis differences in foreign investments      5,760       2,185
  Intangible assets                             1,349        --
  Other                                            17         775
                                             --------------------
Total deferred tax liabilities                 12,890       7,538
                                             --------------------
Net deferred tax assets                      $ 16,309    $ 33,121
                                             ====================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

10. INCOME TAXES (CONTINUED)

As of December 31, 2002, the Company has net operating loss (NOL)  carryforwards of  approximately  $37,500 for foreign tax purposes with  indefinite  expiration dates.

The  valuation  allowance  for  deferred  tax assets at  December  31,  2002 was
$11,250.  In assessing the realizability of the deferred tax assets, the Company considers  whether it is more  likely  than not that some  portion or all of the deferred  tax assets  will not be  realized.  The  ultimate  realization  of the deferred tax assets associated with the foreign NOL carryforward is dependent on the generation of future taxable income in Australia during the periods in which the underlying  temporary  differences can be used to offset taxable income. The
Company has  considered  the projected  future  taxable  income and tax planning strategies in making this assessment.  Based on the relevant factors considered, the Company no longer  believes  it is more likely than not it will  realize the benefits of the deferred tax assets associated with the foreign NOL carryforward and has increased the valuation allowance accordingly.

Pretax net loss attributable to foreign operations was $1,234 and $3,510 for the years ended December 31, 2002 and December 25, 2001, respectively.

11. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS

The  Company  periodically  reviews its  long-lived  assets for  indications  of impairment.  Based on  those  reviews,  the  trends  of  operations  of  certain restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived  assets of the restaurants.  As a result, the carrying values were written down to the Company's estimates of fair value. Fair value was estimated  utilizing the best information  available using estimates, judgments, and projections considered necessary.

During 2002, the Company recorded a provision  related to continuing  operations of $250  for the  write-down  to  estimated  fair  value  of an  underperforming domestic restaurant.  In addition,  the Company recorded a provision of $542 for certain costs associated with certain restaurants closed in previous years.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

11. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS (CONTINUED)

During 2001, the Company recorded a provision  related to continuing  operations of $1,273 for the  write-down  to  estimated  fair value of  impaired  property, plant, and equipment  relating primarily to certain  underperforming  Australian restaurants. In addition, a charge of $278 was recorded to continuing operations for  severance,  rents,  and certain  other  costs  associated  with  closing an
Australian restaurant.

During 2000, the Company recorded a provision to continuing operations of $2,025 for the  write-down to estimated  fair value of impaired  property,  plant,  and
equipment  relating  to  certain  underperforming  Australian  restaurants.   In
addition,  a  charge  of  $1,310  was  recorded  to  continuing  operations  for severance,  rents, and certain other costs associated with closing 14 Australian restaurants.

To the extent there are "assets  held for  disposal"  recorded in the  Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market  value less  estimated  selling  costs.  The remaining carrying value of the related assets is not significant. Net sales for all closed restaurants  included in the Company's  continuing  operating results were $-0-,  $611, and $7,026 and operating  losses at the restaurant  level were
$-0-, $112, and $860 for the years ended 2002, 2001, and 2000, respectively.

12. DISCONTINUED OPERATIONS

Pursuant to the provisions of SFAS No. 144 as previously  described in Note 1 to the consolidated financial statements,  the Company has closed seven restaurants during the fiscal year ended December 31, 2002,  which meet the criteria for the operations of the  restaurants to be accounted for as  discontinued  operations.
The components of the loss from discontinued operations are as follows:

                                           2002      2001      2000
                                        ------------------------------

Loss from operations                    $  (834)   $(2,679)   $(1,544)
Income tax benefit                          296        966        544
                                        -----------------------------
Net loss from discontinued operations   $  (538)   $(1,713)   $(1,000)
                                        =============================

Net sales from discontinued operations  $ 2,362    $ 5,558    $ 6,786
                                        =============================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

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
The Company may make additional  contributions at the discretion of the Board of
Directors.  The Plans were effective beginning October 7, 1999, and during 2002,
2001, and 2000, the Company's  contributions  to the Plans were $1,984,  $1,978, and $1,953, respectively.

14. ABANDONED MERGER EXPENSES

On May  4,  2002,  the  nonbinding  Letter  of  Intent  previously  signed  with
Bruckmann,  Rosser,  Sherrill & Co. LLC (BRS) with respect to the proposed  sale and  merger  of the  Company  expired,  as the  Company  and BRS were  unable to complete a  definitive  agreement.  The direct  costs  incurred  by the  Company associated with the proposed  merger,  primarily  consisting of fees paid to the
Company's  investment  advisors  and legal  counsel,  as well as  certain  costs reimbursed  by the Company to BRS in connection  with its due diligence  efforts pursuant  to the terms of the  Letter of  Intent,  were  expensed  and have been included in the accompanying consolidated statements of income under the caption
"Abandoned Merger Expenses."

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The table below sets forth  consolidated  quarterly  results of  operations  for fiscal  2002 and  2001.  As  discussed  more  fully in Note 6, the  Company  has restated the results of fiscal 2002 and 2001, including the individual quarters, to reflect the retroactive  application of SFAS No. 123. In addition,  net sales and  restaurant  operating  income  have been  adjusted to reflect the impact of certain discontinued operations to the extent such amounts were reclassified.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                             First Quarter 2002(A)         Second Quarter 2002(A)
                                          -------------------------------------------------------
                                          As Previously                As Previously
                                             Reported       Restated      Reported       Restated
                                          ---------------------------  --------------------------

Net sales                                  $   148,808    $   147,908   $   139,720   $   139,118
Restaurant operating income                     29,877         30,205        23,276        23,500
Income (loss) from continuing operations
   before cumulative effect of an
   accounting change (a)                        (3,508)        12,719         2,684         6,202
Net income (loss)                               (3,826)        12,193         2,684         6,057
Basic earnings (loss) per share:
  Continuing operations                    $     (0.15)   $      0.53   $      0.11   $      0.25
  Net income (loss)                              (0.16)          0.50          0.11          0.24
Diluted earnings (loss) per share:
  Continuing operations                    $     (0.15)   $      0.46   $      0.10   $      0.22
  Net income (loss)                              (0.16)          0.44          0.10          0.21

                                                    Third Quarter 2002(A)
                                                    --------------------------       Fourth
                                                    As Previously                   Quarter
                                                       Reported      Restated        2002
                                                   ----------------------------------------

Net sales                                          $   134,492    $  133,992   $   194,697
Restaurant operating income                             20,654        20,745        32,205
Income from continuing operations before
   cumulative effect of an accounting change (b)        13,591         8,244        12,900
Net income                                              13,573         8,198        12,761
Basic earnings per share:
  Continuing operations                            $      0.61    $     0.37   $      0.61
  Net income                                              0.61          0.37          0.60
Diluted earnings per share:
  Continuing operations                            $      0.55    $     0.32   $      0.53
  Net income                                              0.55          0.32          0.53

(a)   The second  quarter of fiscal 2002 includes a charge to earnings of $2,967
      ($1,854 net of income tax) related to costs incurred in connection  with a proposed merger which was abandoned in the quarter.

(b)   The fourth  quarter  of fiscal  2002  includes  gains on sale of assets of
      $2,098  ($1,215 net of income tax) arising from property  sales during the quarter.

(A)   Earnings  per share are  computed  independently  for each of the quarters presented.  Therefore, the sum of the quarterly per share amounts does not equal the total for the year due to the impact of stock transactions which occurred during the periods presented.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                             First Quarter 2001(A)       Second Quarter 2001(A)
                                           -----------------------------------------------------
                                           As Previously                As Previously
                                              Reported      Restated       Reported     Restated
                                           -----------------------------------------------------

Net sales                                  $   143,753   $   142,375   $   136,069    $   134,736
Restaurant operating income                     19,691        19,910        15,693         15,959
Income (loss) from continuing operations         8,240         7,661        (5,320)         3,177
Net income (loss)                                8,240         7,520        (5,320)         3,006
Basic earnings (loss) per share:
  Continuing operations                    $      0.34   $      0.32   $     (0.22)   $      0.13
  Net income (loss)                               0.34          0.31         (0.22)          0.13
Diluted earnings (loss) per share:
  Continuing operations                    $      0.34   $      0.32   $     (0.22)   $      0.13
  Net income (loss)                               0.34          0.31         (0.22)          0.12

                                           Third Quarter 2001(A)       Fourth Quarter 2001(A)
                                       -------------------------------------------------------
                                        As Previously                 As Previously
                                           Reported       Restated       Reported     Restated
                                       -------------------------------------------------------

Net sales                                $   135,685   $   135,115    $  181,730    $  180,233
Restaurant operating income (a)               16,957        17,066        26,410        28,025
Income from continuing operations (a),
   (b), and (c)                                7,310         4,692         3,320         9,085
Net income                                     7,016         4,328         3,320         8,048
Basic earnings per share:
  Continuing operations                  $      0.30   $      0.20    $     0.14    $     0.38
  Net income                                    0.29          0.18          0.14          0.33
Diluted earnings per share:
  Continuing operations                  $      0.29   $      0.18    $     0.13    $     0.35
  Net income                                    0.28          0.17          0.13          0.31

(a)   The fourth  quarter of fiscal 2001 includes a charge to earnings of $1,551
      ($992 net of income tax) related to a provision for asset  impairment  and store closing costs for certain underperforming restaurants.

(b)   The fourth  quarter of fiscal 2001 includes a charge of $2,124 ($1,327 net of income tax) for the Company's contribution to the American Red Cross in connection with the restaurant  industry's "Dine for America" program,  as the Company contributed 100% of its restaurant sales on October 11, 2001.

(c)   The fourth  quarter  of fiscal  2001  includes  gains on sale of assets of
      $2,244  ($1,451 net of income tax) arising from property  sales during the quarter.

(A)   Earnings  per share are  computed  independently  for each of the quarters presented.  Therefore, the sum of the quarterly per share amounts does not equal the total for the year due to the impact of stock transactions which occurred during the periods presented.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

16. OTHER INCOME, NET

The components of other income, net are as follows:

                                                           2002        2001       2000
                                                        -------------------------------

Interest income                                          $ 1,591    $ 2,055    $ 1,431
Interest expense, principally credit
    availability fees                                       (297)       (39)      (327)
Gain on sale of assets                                     1,942      2,223      1,304
Other                                                         13       --          122
                                                         -----------------------------
                                                         $ 3,249    $ 4,239    $ 2,530
                                                         =============================

17. LITIGATION

California  Public  Employees  Retirement  System (CalPERS) filed a shareholders derivative  action on  October  16,  2001  against  certain  present  and former
Directors  alleging  breach of  fiduciary  duties by certain  present and former
Directors and that certain of such  defendants  were unjustly  enriched  through related-party transactions and the repricing of stock options previously issued.
The  lawsuit  also seeks to  prevent  enforcement  of certain  change of control agreements granted to executive  officers of the Company,  seeks declaratory and injunctive relief, and seeks damages to be paid to the Company. The Company is a nominal defendant.

On  January  9,  2002,  CalPERS  filed a motion  to amend its  complaint,  which included a claim to attempt to certify a class action based on their  allegation that a provision in the change of control  agreements  violates  Delaware law. A motion to dismiss was filed by certain  defendants on February 8, 2002,  seeking to dismiss all claims of CalPERS.  The Delaware Court took under  advisement the motion to amend and stayed  discovery  pending a court decision on the motion to dismiss.

On  December  18,  2002,  the  Delaware  Court  dismissed a number of claims and retained several others. On January 7, 2003, the Delaware Court agreed to permit
CalPERS to proceed with its discovery,  requesting specific  documents,  if any, from certain third parties and from the named  defendants and ordered CalPERS to timely file its motion to amend its complaint.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

17. LITIGATION (CONTINUED)

The Company is involved from time to time in litigation  arising in the ordinary course of business as well as the matter set forth above.  The Company  believes the  outcome  of such  matters  will not have a material  adverse  effect on its consolidated financial position or results of operations.

18. DIVIDEND DECLARATION

On January 9, 2003, the Board of Directors declared the Company's quarterly cash dividend of $.15 per share,  payable February 5, 2003, to stockholders of record on January 22, 2003.

