Form 10-K/A
period 2002-12-31
LONE STAR STEAKHOUSE & SALOON INC
filed 2003-04-30
CIK 883670

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

            Indicate by check mark  whether  the  registrant  is an  accelerated filer (as defined in Exchange Act Rule 12b-20). Yes /X/ No / /

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

                                 Term of Office

            Name                                Age

Clark R. Mandigo                                 59

John D. White                                    55

Fred B. Chaney                                   66

William B. Greene, Jr.                           65

Anthony Bergamo                                  56

Thomas C. Lasorda                                75

Michael A. Ledeen                                61

Mark G. Saltzgaber                               35

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

            John D. White is Executive Vice President,  Treasurer and a Director
of the Company,  and was the Chief Financial Officer from 1992 to 1999. Prior to joining the Company,  Mr. White was employed as Senior Vice President of Finance for Coulter Enterprises, Inc. Prior to that, Mr. White was a principal of Arthur
Young & Company and taught management development and computer auditing seminars in their National  Training  Program.  Mr. White earned a BBA in accounting from
Wichita  State  University  in 1970 and is a graduate of the Stanford  Executive
Program.

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

            William B.  Greene,  Jr. has been a member of the Board of Directors since August 1999. At the age of 26, Mr. Greene was the youngest bank  President and CEO in the United States and formed the first statewide banking organization in the history of Tennessee,  United Tennessee Bancshares  Corporation.  He also served as a director of the Northwestern  Financial Corporation that spearheaded the first major banking consolidation in America with the merger of Northwestern
Bank and First Union Bank now referred to as Wachovia. Mr. Greene is Chairman of the Wake Forest  University  Board of Trustees  and  Chairman of the Wake Forest
University  Trustee  Investment Policy Committee for the last eight years, which oversees the University's  billion-dollar endowment. Mr. Greene is also a member of the Board of Trustees  of Milligan  College  where he recently  received  his
Honorary Doctor of Economics.  Mr. Greene was a member of the Young  Presidents'
Organization for eighteen years and in 1998 served as International President of the World Presidents' Organization,  the graduate school of YPO. Mr. Greene is a graduate of Wake Forest University with a B.S. Degree in Philosophy,  Psychology and History.  Mr. Greene did post graduate work at Wake Forest  University,  the
University  of Illinois,  and Harvard  University.  He is a graduate of the Bank
Marketing and Public Relations School at Northwestern University, and a graduate of the Stonier Graduate School of Banking at Rutgers University.

            Anthony  Bergamo has been a Director  of the  Company  since May 29,
2002. Mr. Bergamo has been Managing Director of Milstein Hotel Group since April
1996, Chief Executive Officer of Niagara Falls Redevelopment,  Ltd. since August
1998 and Senior Vice President of MB Real Estate, a property  management company primarily based in New York City and Chicago,  since April 1996. Mr. Bergamo has also been a  Director  since  1995 and a Trustee  since  1986 of Dime  Community
Bancorp.  Mr.  Bergamo is also the  Founder  and  Chairman  of the  Federal  Law
Enforcement   Foundation  since  1988,  a  foundation  that  provides   economic
assistance to both federal and local law  enforcement  officers  suffering  from serious  illness and to  communities  recovering  from  natural  disasters.  Mr.
Bergamo earned a B.S. in History from Temple  University in 1968 and a J.D. from
New York Law School in 1973.

            Thomas C. Lasorda has been a Director of the Company since  November
2001. Mr. Lasorda, a member of the Baseball Hall of Fame, has been a Senior Vice
President of the Los Angeles Dodgers since February 1998 and prior thereto was a
Vice   President  of  such  team  since  July  1996.  Mr.  Lasorda  is  also  an internationally  renowned  motivational  speaker. He was the manager of the gold medal winning  United States  Baseball Team for the 2000 Summer Olympic Games in
Sydney, Australia and was the manager of the Los Angeles Dodgers for 20 years.

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
Prior to Dorset Capital,  Mr.  Saltzgaber was a Managing  Director in the Equity
Capital Markets Department at Montgomery Securities where he was responsible for advising  consumer growth  companies.  Prior to that, Mr.  Saltzgaber was also a
Principal and Co-Director of the restaurant investment banking practice group at
Montgomery Securities. Mr. Saltzgaber is currently a director of Pasta Pomodoro,
Inc. and Stir Crazy Enterprises, LLC

            In  addition  to Mr.  White,  the other  Executive  Officers  of the
Company are as follows:

            Jamie B. Coulter,  62, has served as Chief Executive  Officer of the
Company  since  January  1992,  served as President of the Company from January,
1992 to June,  1995 and served as Chairman  from January  1992 to July 2001.  In
1993,  Mr.  Coulter was  inducted  into the Pizza Hut Hall of Fame and was named
INC.  Magazine's  Midwest  Region Master  Entrepreneur  of the year. Mr. Coulter received  the  Nation's  Restaurant  News  Golden  Chain  Award  in 1995 and was
Restaurants  &  Institutions  CEO of the year in  1996.  In  1997,  Mr.  Coulter received the Nation's  Restaurant News Hot Concept Award. Mr. Coulter  currently serves as a director  of the  Federal  Law  Enforcement  Foundation  and Empower
America. Mr. Coulter has previously served as Chairman of the Board of Directors of the Young  Presidents'  Organization.  Mr.  Coulter  received  a BS degree in
Business from Wichita State University in 1963 and is a graduate of the Stanford
University Executive Program.

            Tomlinson D. O'Connell, 34, joined the Company in 1995, and has been
President - Lone Star  Restaurants  since  September 2002. From December 1999 to
September  2002,  Mr.  O'Connell was Senior Vice  President of Operations - Lone
Star Steakhouse & Saloon,  Inc. Mr.  O'Connell is currently  responsible for the operation  of all  domestic  and  international  Lone Star  Steakhouse  & Saloon restaurants.  Mr. O'Connell was with the Ritz-Carlton Hotel Company from 1992 to
1995.  During his tenure  there the company  was  awarded  the Malcolm  Baldrige
Award.  Additionally,  Mr.  O'Connell was selected to be a member of the opening team for the Ritz-Carlton  Hotel in Seoul,  Korea. Mr. O'Connell  graduated from the  University of Nevada at Las Vegas in 1992 with a Bachelor of Science degree in Hotel Administration.

            Gerald T. Aaron,  62, has been  Senior Vice  President - Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General  Counsel for Coulter  Enterprises,  Inc.  From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice President - Counsel for Pizza Hut, Inc. and
from 1984 to 1989, Mr. Aaron was President of International  Pizza Hut Franchise
Holders Association.

            Jeff  Bracken,  37,  has been  Chief  Operating  Officer - Lone Star
Restaurants  since  September 2002. Mr. Bracken has worked for the Company since
1996, previously as Vice President of Operations - Lone Star Steakhouse & Saloon
from May 1999 to September 2002 and prior thereto as a Regional Manager.

            Deidra  Lincoln,  43, has been Vice  President of Del Frisco's since
January,  2000. Ms. Lincoln is the co-founder of Del Frisco's Double Eagle Steak
House ("Del  Frisco's"),  which was acquired by the Company in 1995. Since 1995,
Ms. Lincoln has served in various  managerial  capacities and is responsible for all of the Company's Del Frisco's operations.

            Randall  H.  Pierce,  63, has been  Chief  Financial  Officer of the
Company since  February,  2000. Mr. Pierce is a CPA and was a partner of Ernst &
Young, LLP from 1974 to 1997. Mr. Pierce served in the Wichita, Kansas office as an Audit  Engagement  Partner from 1974 to 1997 and Office Managing Partner from
1996 to 1997.  Mr. Pierce served as Office  Director of Accounting  and Auditing from 1974 through 1997. From 1997 through January,  2000, Mr. Pierce served as a financial and business  consultant  focusing on advising and negotiating  merger and  acquisition  transactions,  sale and disposition  transactions  and general business strategies.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table sets forth, for the fiscal years indicated,  all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company
(collectively  with the CEO the "Named  Executive  Officers") other than the CEO whose salary and bonus  exceeded  $100,000 with respect to the fiscal year ended
December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                                         Long Term Compensation

                                                                                                     Number of
                                                                                   Other            Securities          All Other
                                                                            Annual Compensation  Underlying Options   Compensation
Name and Principal Position        Year      Salary           Bonus($)               (1)           (# of Shares)          (2)
---------------------------        ----      ------           --------      -------------------    ----------------   ------------

Jamie B. Coulter                   2002      $750,000       $1,051,500          $109,848(5)               -             $180,150
 Chief Executive Officer           2001      $750,000       $  226,500(3)       $ 97,473(6)               -             $ 97,650
                                   2000      $750,000       $  226,642(4)       $ 87,787(7)               -             $ 72,265
                                                                     -                 -

John D. White                      2002      $600,000       $  270,353                 -                  -             $ 87,035
Executive Vice President and       2001      $600,000       $  181,500(3)              -                  -             $ 78,150
Treasurer                          2000      $600,000       $  181,500(4)              -                  -             $ 57,842

Tomlinson D. O'Connell             2002      $200,000       $  301,500          $ 57,785(8)               _             $ 50,150
President - Lone Star Restaurants  2001      $200,000       $  301,500(3)              -                  _             $ 50,150
                                   2000      $200,000       $   53,753(4)              -                  _             $ 23,106

Gerald T. Aaron                    2002      $250,000       $   80,189                 -                  -             $ 25,000
Senior Vice President              2001      $250,000       $   76,500(3)              -                  -             $ 25,000
Counsel & Secretary            2000      $250,000       $   76,500(4)              -                  -             $ 24,039
                                                                     -

Deidra Lincoln                     2002      $260,000       $   70,918                 -                  -             $ 33,092
Vice President of Del Frisco's     2001      $260,000                -                 -                  -             $ 26,000
                                   2000      $260,000       $  142,004(4)              -                  -             $ 26,000

-------------------

(1)         As  to  Named  Executive  Officers,   except  as  set  forth  herein
            perquisites  and other  personal  benefits,  securities  or property received by each Named  Executive  Officer did not exceed the lesser of $50,000 or 10% of such Named  Executive  Officer's  annual salary and bonus.

(2)         Represents  fifty  percent  matching  contributions  by the  Company pursuant to the Company's  Deferred  Compensation  Plan which became effective October 7, 1999.
(3)         Such bonus was paid in 2002 for services performed in 2001.
(4)         Such bonus was paid in 2001 for services performed in 2000.
(5)         During the fiscal year ended December 31, 2002, Mr. Coulter received benefits primarily relating to tax and accounting  services provided by Company  personnel  ($82,850)  and the balance was  primarily for reimbursement for certain medical insurance premiums and expenses.
(6)         During the fiscal year ended December 25, 2001, Mr. Coulter received benefits primarily relating to tax and accounting  services provided by Company  personnel  ($67,700)  and the balance was  primarily for reimbursement for certain medical insurance premiums and expenses.
(7)         During the fiscal year ended December 26, 2000, Mr. Coulter received benefits primarily relating to tax and accounting  services provided by Company  personnel  ($78,287)  and the balance was  primarily for reimbursement for certain medical insurance premiums and expenses.
(8)         During the fiscal  year  ended  December  31,  2002,  Mr.  O'Connell received  benefits  primarily  relating to the  personal  use of the
            Company's  airplane  ($54,396)  and the  balance was  primarily  for certain medical premiums.

OPTION GRANTS IN LAST FISCAL YEAR

            No options  were granted to the CEO or any Named  Executive  Officer for services rendered during the fiscal year ended December 31, 2002.

OPTION EXERCISE TABLE

            The  following  table  provides  information  with  respect  to  the exercise of stock  options by Named  Executive  Officers  during the fiscal year ended December 31, 2002. The following table also sets forth certain information concerning  unexercised  options held as of December 31, 2002 by the CEO and the other Named Executive  Officers.  At December 31, 2002, the closing price of the
Company's Common Stock, as reported by the Nasdaq National Market, was $19.34.

                          FISCAL YEAR-END OPTION VALUES

                           Shares
                          Acquired            Value       Number of Securities                         Value of Unexercised
                            On              Realized      Underlying Unexercised                       In-the-Money Options at
                          Exercise             (1)        Options at December 31, 2002                 December 31, 2002 ($)
                          --------           --------     ----------------------------                 ----------------------

Name                                                      Exercisable     Unexercisable             Exercisable      Unexercisable
----                                                      -----------     -------------             -----------      ------------

Jamie B. Coulter             --                  --           2,600,000          -0-                $28,265,250           -0-

John D. White              150,000           $2,009,273         850,000          -0-                $ 9,240,563           -0-

Tomlinson D. O'Connell     100,000           $1,351,483          46,957         41,492              $   491,405        $437,122

Gerald T. Aaron            100,000           $1,259,582         475,000          -0-                $ 5,163,844           -0-

Deidra Lincoln             150,000           $1,946,988          68,527         39,223              $   738,203         423,018

(1)         Based on the  difference  between the exercise  price of the options and the fair market value of a share of Common Stock at exercise, as reported on the Nasdaq National Market.

DIRECTORS COMPENSATION

            Directors  who are not  employees  of the Company  have  received an annual fee of $5,000 and a fee of $1,250  for each  Board of  Directors  meeting attended and are reimbursed for their expenses.  Employees who are Directors are not  entitled to any  compensation  for their  service as a Director.  Effective
April 7, 2003, the Company revised Director's Compensation as follows: Directors who are not employees will receive an annual fee of $20,000;  each Chairman of a
Committee  will receive an additional  annual fee of $5,000;  each member of the
Audit Committee will receive an additional  annual fee of $5,000;  each Director who is not an employee  will also receive  $1,000 for each  telephonic  meeting,
$2,000 for each Committee  Meeting attended (if no Board of Directors Meeting is being  held on the same  day) and  $2,500  for  attending  Board  and  Committee
Meetings  held on the same day. In addition,  the Chairman of the Board will not be an  employee  of the  Company  and  will  serve a two  year  term  for  total compensation of $200,000. The Company previously granted options to non-employee
Directors  under the Company's 1992 Directors  Stock Option Plan (the "Directors
Pan").  The  Directors  Plan  has  expired  and  the  Company  has  not  made  a determination as to whether to adopt a new plan, subject to requisite  approval.
Currently,  options to purchase an aggregate  of 364,400  shares of Common Stock are outstanding  under the Directors Plan at exercise prices ranging from $6.688 per share to $18.81 per share.

            The  Company  and Mark G.  Saltzgaber,  a Director  of the  Company,
entered into an agreement  dated as of April 29,  2002,  whereby Mr.  Saltzgaber received a Director's  fee of $250,000 in  consideration  of  providing  certain services in connection with a proposed transaction (the "Proposed  Transaction")
between the Company and Bruckman,  Rosser,  Sherrill & Co., Inc. including,  but not  limited  to,  assisting  the  Company  in  its  analysis  of  the  Proposed
Transaction   and  acting  as  the  lead  negotiator  for  the  Company  in  its consideration of the Proposed Transaction.

EMPLOYMENT AGREEMENTS

            The Company has entered into separate  employment  agreements,  with each of  Messrs.  White,  Aaron,  and  O'Connell,  dated as of April  29,  2003, providing for the employment of such  individuals  as Executive Vice  President,
Senior  Vice  President  -  Counsel  and  Secretary  and  President  - Lone Star
Restaurants,  respectively.  Each employment agreement provides that the officer shall devote  substantially  all of his professional time to the business of the
Company.  The  Employment  Agreements  provide  base  salaries in the amounts of
$600,000,  $250,000 and $350,000,  respectively,  for Messrs.  White,  Aaron and
O'Connell,  subject to increases as determined  by the Board of Directors.  Each
agreement  contains   non-competition,   confidentiality  and   non-solicitation
provisions which apply for twenty-four months after cessation of employment.

REPORT BY THE COMPENSATION/STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION

GENERAL

            The  Compensation/Stock  Option  Committee  determines  the cash and other  incentive  compensation,  if any, to be paid to the  Company's  executive officers  and key  employees.  Messrs.  Chaney,  Greene,  Lasorda,  Mandigo  and
Saltzgaber,  non-employee  directors  of the  Company,  serve as  members of the
Compensation /Stock Option Committee and are independent Directors in accordance with the definition of "independent  director" pursuant to the Company's Amended
and   Restated   By-laws.   Mr.   Saltzgaber   serves   as   Chairman   of   the
Compensation/Stock  Option  Committee.  During fiscal 2002,  there were four (4)
meetings of the Compensation/Stock Option Committee.

COMPENSATION PHILOSOPHY

            The  Compensation/Stock  Option Committee's  executive  compensation philosophy  is to base  management's  pay, in part,  on the  achievement  of the
Company's  performance goals, to provide competitive levels of compensation,  to recognize and reward individual initiative, achievement and length of service to the  Company,  to assist  the  Company  in  retaining  and  attracting  the best qualified  management,  and to enhance long term stockholder  value. To meet the competitive  pressures of retaining and attracting the best qualified management personnel,  the Company is offering  compensation  and benefits  that attempt to place it among the top quartile of its industry.

            In November 2002, the Company engaged Hay Group,  Inc. ("Hay Group")
to review its compensation  programs and to make any  recommendations  it deemed necessary to ensure that such programs were in line with its stated  philosophy.
Hay Group is one of the five largest  management  consulting  firms in the world primarily  focused  on human  resources.  They  possess in excess of 50 years of experience  and  have  worked  with  approximately  half of the  "Fortune  1000"
companies in the United States.  Furthermore,  Hay Group has extensive knowledge of the restaurant  industry and partners with the Chain Restaurant  Compensation
Association ("CRCA") to conduct an annual compensation survey. In its evaluation of the  Company's  executive  compensation  programs,  Hay  Group  analyzed  and measured the  Company's  executive  positions  using their own  proprietary  job evaluation  methodology.  They  then  compared  the base  salaries,  total  cash compensation and total direct compensation  (including long-term incentives such as stock options) for these positions to similar  positions of a 12-company peer group and the CRCA. Hay Group's study concluded that, especially in light of the expiration of the Company's  Stock Option Plan,  total direct  compensation  for most of the Company's executive officers fell below the median for both the peer group and the CRCA.

            The  Compensation/Stock  Option Committee strongly believes that the caliber  of the  management  personnel  makes a  significant  difference  in the
Company's  long  term  success,  as  a  result  it  is  the  philosophy  of  the
Compensation/Stock  Option Committee to provide officers with the opportunity to realize  potentially  significant  financial  gains  through the grants of stock
options.  The  Compensation/Stock   Option  Committee  also  believes  that  the
potential  for  equity   ownership  by  management  is  beneficial  in  aligning
management and stockholders'  interest in the enhancement of stockholder  value.
However, despite the philosophy of the Compensation/Stock  Option Committee that stock  options are an important  part of  compensation,  the  Compensation/Stock
Option  Committee  was unable to grant  stock  options in fiscal 2002 due to the expiration of the Company's Stock Option Plan.

            Section  162(m) of the Internal  Revenue  Code  prohibits a publicly held corporation,  such as the Company, from claiming a deduction on its federal income  tax  return for  compensation  in excess of $1 million  paid for a given fiscal year to the chief  executive  officer (or person acting in that capacity)
at the  close  of the  corporation's  fiscal  year  and  the  four  most  highly compensated officers of the corporation, other than the chief executive officer, at  the  end of the  corporation's  fiscal  year.  The $1  million  compensation deduction limitation does not apply to "performance-based  compensation," or any contributions  by the Company  pursuant to the Company's  Deferred  Compensation
Plan (the "Deferred Plan"). The Company believes that, with certain  exceptions, any compensation  received by executive officers in connection with the exercise of options granted under the Plan qualifies as "performance-based compensation."
In September 2002, the Company  adopted the Lone Star Steakhouse & Saloon,  Inc.
Stock  Option  Deferred  Compensation  Plan  (the  "Stock  Deferred  Plan").  In
connection  with the  implementation  of the Stock  Deferred  Plan,  Mr. Coulter agreed to the  Company's  request to defer  receipt of income he was entitled to receive upon the exercise of options to purchase  300,000 shares of Common Stock until 30 days after the  termination  of his employment  with the Company.  As a result,  the Company  believes  that the payment of such income to Mr.  Coulter, after his employment with the Company terminates, will not be subject to the tax deductibility  limitation  of Section  162(m).  To the extent  that Mr.  Coulter agrees to a similar  deferral  upon the  exercise of options in the future,  the compensation paid to Mr. Coulter will not be subject to the limitations  imposed by Section 162(m). The policy of the  Compensation/Stock  Option Committee is to the extent reasonable to qualify the Company's executive officers'  compensation for deductibility  under Section 162(m) and other applicable tax laws.  However, the  Compensation/Stock  Option Committee believes that providing an appropriate
level  of  cash   compensation   and  maintaining   flexibility  in  determining
compensation  are also important issues which must be balanced with preserving a tax  deduction for amounts in excess of  $1,000,000.  For 2002, a portion of the bonus paid to Mr. Coulter was not deductible under Section 162(m).

SALARIES

            Base salaries for the Company's  executive  officers are  determined initially  by  evaluating  the  responsibilities  of the  position  held and the experience of the  individual,  food service and management  experience,  and by reference to the  competitive  marketplace  for management  talent,  including a comparison of base salaries for comparable  positions at other  companies  (base salaries are targeted to be  competitive  in the top quartile of the  industry).
Positioning  executive  officers' base salaries at these levels is necessary for attracting,  retaining  and  motivating  executive  officers  with the essential qualifications  for managing the Company.  In addition,  the  Compensation/Stock
Option Committee  considers the recommendations of the Company's Chief Executive
Officer and its Executive Vice President. The Company defines the relevant labor market through the use of third-party executive salary surveys that reflect both the  restaurant  industry as well as a broader  cross-section  of companies from many  industries.  Annual salary  adjustments  are determined by (i) considering various  factors,  tangible and  intangible  achieved by the  Company;  (ii) the overall  performance  of the  executive;  (iii) the  length  of the  executive's service to the Company; and (iv) any increased  responsibilities  assumed by the executive.  There are no restrictions on salary adjustments of the Company.  The
Company has  employment  agreements  with its executive  officers other than Mr.
Coulter,  which set the base salaries for such individuals.  These base salaries are based on and are reviewed  annually in accordance with the factors described in this paragraph and the terms of the employment agreements.

ANNUAL BONUSES

            The Compensation/Stock Option Committee evaluates the performance of the Company's executives on an annual basis. Messrs. White, O'Connell, Aaron and
Ms.  Lincoln  received  bonuses of  $270,353,  $301,500,  $80,189  and  $70,918, respectively  for  fiscal  2002.  These  bonuses  were  based,  first,  upon the
Company's performance,  including,  but not limited to, (a) the Company's actual stock price performance and stock price  performance  relative to its peers, (b)
an increase in net income of 71% to  $39,209,000 or $1.49 per share on a diluted basis for the fiscal year ended  December 31, 2002  compared to  $22,902,000  or
$.90 per share for the previous year and (c) the Company's actual performance as compared to the Company's  budgeted goals for fiscal 2002 and, second,  upon the level of personal achievement by participants.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

            Mr. Coulter's base salary in fiscal 2002 was $750,000. Mr. Coulter's base  salary is based upon the factors  described  in the  "Salaries"  paragraph above.  Mr.  Coulter's  salary was not  increased  in fiscal  2002 or 2001.  Mr.
Coulter was awarded a bonus of $1,051,500 for services performed in fiscal 2002.
Mr. Coulter's bonus is based upon the factors  described in the "Annual Bonuses"
paragraph above and his role as Chief Executive  Officer in enabling the Company to achieve its performance in fiscal 2002.

STOCK OPTION PLAN

            It had  historically  been the philosophy of the  Compensation/Stock
Option  Committee  to  tie  a  significant   portion  of  an  executive's  total
opportunity  for  financial  gain to increases  in  stockholder  value,  thereby aligning the long-term  interest of the stockholders  with the executives and to retain such key  employee.  All salaried  employees,  including  executives  and part-time  employees,  of the Company and its  subsidiaries,  were  eligible for grants of stock  options  pursuant to the Plan.  The Company was unable to grant any stock  options to any of the Named  Executive  Officers  for the fiscal year ended  December 31, 2002 since the Plan has expired and the Company has no other
Stock  Option  Plans in  effect  for  employees  including  executive  officers.
Although the Company is not  currently  considering  adopting a new stock option plan for employees, the Company may submit a new stock option plan for employees in the future subject to approval of the Company's stockholders.

DEFERRED COMPENSATION PLAN

            The Deferred Plan is a  non-qualified  deferred  compensation  plan.
Deferred Plan  participants  elect the percentage of pay they wish to defer into their  Deferred Plan account.  They also elect the  percentage of their deferral account to be allocated  among  various  investment  options.  The Deferred Plan permits  highly  compensated  employees or any employee at the level of District
Manager or higher to defer a portion of their annual  compensation into unfunded accounts with the Company.  Participants  in the Deferred Plan are  considered a select group of management  and highly  compensated  employees  according to the
Department of Labor. A  participant's  account balance will be paid in cash upon death, termination of employment,  change in control of the Company,  disability
or  retirement.   The  Company's  contribution  vests  annually  in  four  equal installments  commencing in the second year of employment with the Company.  All executive  officers who  participate  in the Deferred Plan have been employed by the Company for more than four (4) years.

            This report is  submitted  by the members of the  Compensation/Stock
Option  Committee:  Fred B. Chaney,  William B. Greene,  Jr., Thomas C. Lasorda,
Clark R. Mandigo and Mark G. Saltzgaber.

COMPENSATION COMMITTEE INTERLOCKS

            The Compensation/Stock  Option Committee consists of Messrs. Chaney,
Greene, LaSorda, Mandigo and Saltzgaber.  See "Certain Relationships and Related
Transactions"  for a description of a transaction  between Mr. Mandigo's son and the Company. No member of the Compensation/Stock Option Committee was an officer or employee of the Company or any subsidiary of the Company during fiscal 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

            The following table sets forth information  concerning  ownership of the Company's  Common  Stock,  as of April 15, 2003, by each person known by the
Company to be the  beneficial  owner of more than five percent of the  Company's
Common Stock, $.01 par value (the "Common Stock") each director,  each executive officer as defined in Item  402(a)(3) of Regulation S-K and by all directors and executive  officers of the Company as a group. The percentage of shares owned is based on 21,348,329  shares  outstanding as of April 15, 2003.  Unless otherwise indicated,  the address for five percent  stockholders,  directors and executive officers  of the  Company  is 224  East  Douglas,  Suite  700,  Wichita,  Kansas
67202-3414.

                                                        Shares
Name and Address of Beneficial Owner                Beneficially Held             Percentage of Class
------------------------------------                -----------------             -------------------

Jamie B. Coulter                                        4,695,393(1)                   19.9%
John D. White                                             998,025(2)                    4.5%
Gerald T. Aaron                                           512,707(3)                    2.3%
Tomlinson D. O'Connell                                     89,449(4)                     *
Deidra Lincoln                                            112,750(5)                     *
Fred B. Chaney                                             37,201(6)                     *
William B. Greene, Jr.                                     57,501(7)                     *
Clark R. Mandigo                                           93,201(8)                     *
Mark Saltzgaber                                            18,101(9)                     *
Thomas LaSorda                                             16,901(9)                     *
Michael Ledeen                                             15,601(9)                     *
Anthony Bergamo                                             3,000                        *
Dimensional Fund Advisors Inc.                          1,709,945(10)                   8.0%
Kennedy Capital Management, Inc.                        1,594,154(11)                   7.5%
Barclays Global Investors, NA and                       1,402,063(12)                   6.6%
Barclays Global Fund Advisors
Pioneer Global Asset Management                         1,318,000(13)                   6.2%
All directors and executive officers as
a group (14) persons (1-9)                              6,811,074(14)                  26.7%

* Less than 1%

(1)         Includes presently  exercisable options to purchase 2,300,000 shares of Common  Stock.  Does not include  177,145  shares held by Intrust
            Bank as Trustee of a Rabbi Trust for the Company. Under the terms of a Deferred Compensation Agreement, Mr. Coulter defers receipt of the value of his deferred  compensation  account until 30 days after the termination of his employment with the Company.

(2)         Includes presently exercisable options to purchase 850,000 shares of
            Common Stock.

(3)         Includes presently exercisable options to purchase 475,000 shares of
            Common Stock.

(4)         Includes presently  exercisable options to purchase 88,449 shares of
            Common Stock.

(5)         Includes presently exercisable options to purchase 107,750 shares of
            Common Stock.

(6)         Includes presently  exercisable options to purchase 33,201 shares of
            Common Stock.

(7)         Includes presently  exercisable options to purchase 53,601 shares of
            Common Stock.

(8)         Includes presently  exercisable options to purchase 63,201 shares of
            Common Stock.

(9)         Includes or consists of  presently  exercisable  options to purchase
            15,601 shares of Common Stock.

(10)        Based on a Schedule 13G filed in December,  2001,  Dimensional  Fund
            Advisors Inc.  beneficially  holds 2,026,300 shares of the Company's
            Common Stock.  The address of Dimensional Fund Advisors Inc. is 1299
            Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(11)        Based on a Schedule  13G filed in  February  2003,  Kennedy  Capital
            Management,   Inc.   beneficially  holds  1,594,154  shares  of  the
            Company's Common Stock.  The address of Kennedy Capital  Management,
            Inc. is 10829 Olive Blvd, St. Louis, MO 63141.

(12)        Based on a Schedule  13G filed in  February  2003,  Barclays  Global
            Investors,  N.A. has sole  dispositive and voting power with respect to  1,097,791  shares of the  Company's  Common  Stock and  Barclays
            Global Fund  Advisors  has sole  dispositive  and voting  power with respect to 304,272 shares of the Company's Common Stock. The address of Barclays Global Investors, N.A. and Barclays Global Fund Advisors
            is 45 Fremont Street, San Francisco, CA 94105.

(13)        Based on a Schedule 13G filed in December 2001, Pioneer Global Asset
            Management  beneficially  holds  1,318,000  shares of the  Company's
            Common  Stock.  The address of Pioneer  Global Asset  Management  is
            Galleria San Carlo 6, 20122 Milan Italy.

(14)        Includes presently  exercisable options to purchase 4,174,434 shares of Common Stock,  which includes  presently  exercisable  options to purchase 156,429 shares of Common Stock held by executive  officers, who are not specifically  identified in the Security Ownership Table above. The executive officers who are not specifically identified in the Security  Ownership  Table also  collectively  own an additional
            4,815 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

            The Company  previously  maintained  the Directors Plan and the 1992
Incentive and Non-Qualified  Stock Option Plan (the "Plan").  Both the Directors
Plan and the Plan have terminated.  The following table gives  information about stock option  awards under these plans as of December 31, 2002.  These plans are discussed further in Note 6 to the Company's  Consolidated  Financial Statements
included in the  Company's  Annual Report on Form 10-K for the fiscal year ended
December 31, 2002.

                                                                                                    Number of securities
                                                                                                   available for remaining
                                      Number of securities to be    Weighted-average exercise       future issuance under
                                       issued upon exercise of        price of outstanding         equity compensation plans
                                         outstanding options,        options, warrants and         (excluding securities
                                         warrants and rights                 rights                reflected in column (a))
Plan Category                                    (a)                           (b)                        (c)
-------------                         --------------------------    -------------------------      -------------------------

Equity compensation plans
  approved by security holders               5,083,114                $       8.98                        0
Equity compensation plans
  not approved by security
  holders                                            0                           -                        0
                                             ---------                ------------                    ---------
         Total                               5,083,114                $       8.98                        0
                                             =========                ============                    =========

                                       10

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The adult son of Clark R.  Mandigo was  employed by the Company as a general  manager  until  December  2002 and the adult son of Gerald T.  Aaron is employed  by the Company as a district  manager.  The Company has a total of 270 general managers and 33 district managers. Total compensation in 2002 payable to the  adult  sons of  Messrs.  Mandigo  and Aaron  were  $107,987  and  $110,709, respectively.

                                       11

SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LONE STAR STEAKHOUSE & SALOON, INC.

                                  By: /s/ Randall H. Pierce
                                      ------------------------------------------
                                      Randall H. Pierce, Chief Financial Officer

Dated: April 30, 2003

                                       12

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

            I, Jamie B. Coulter, certify that:

            1.   I have  reviewed  this annual report on Form 10-KA of Lone Star
                 Steakhouse & Saloon, Inc.;

            2.   Based on my  knowledge,  this annual  report on Form 10-KA does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            Date: April 30, 2003

                                              /s/ Jamie B. Coulter
                                              ----------------------------------
                                              Jamie B. Coulter
                                              Chief Executive Officer

                                       13

          CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

            I, Randall H. Pierce, certify that:

            1.   I have  reviewed  this annual report on Form 10-KA of Lone Star
                 Steakhouse & Saloon, Inc.;

            2.   Based on my  knowledge,  this annual  report on Form 10-KA does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            Date: April 30, 2003

                                                 /s/ Randall H. Pierce
                                                 ---------------------------
                                                 Randall H. Pierce
                                                 Chief Financial Officer

                                       14