Form 10-Q
period 2003-03-25
LONE STAR STEAKHOUSE & SALOON INC
filed 2003-05-08
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For quarter ended                              Commission file number
         March 25, 2003                                      0-19907
         --------------                                      -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        48-1109495
           --------                                        ----------
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
                                                                  /X/ Yes / / No

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act.)

                                                                  /X/ Yes / / No

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

                 Class                               Outstanding at May 2, 2003
                 -----                               --------------------------
Common Stock, $.01 par value                             20,730,267 shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at March 25, 2003 and December 31, 2002                           2

      Condensed Consolidated Statements of
      Income for the twelve weeks ended
      March 25, 2003 and March 19, 2002                                 3

      Condensed Consolidated Statements of
      Cash Flows for the twelve weeks ended
      March 25, 2003 and March 19, 2002                                 4

      Notes to Condensed Consolidated
      Financial Statements                                              5

ITEM 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations                                                   9

ITEM 3.  Quantitative and Qualitative
Disclosures about Market Risks                                         14

ITEM 4.  Controls and Procedures                                       14

PART II.  OTHER INFORMATION
--------  -----------------
Items 1 through 5 have been omitted
since the items are either inapplicable or the
answer is negative

ITEM 6.  Exhibits and Reports on Form 8-K                              14

                     LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                      March 25, 2003    December 31, 2002
                                                                      --------------    -----------------
                        ASSETS

Current assets:
        Cash and cash equivalents                                       $  74,792         $  65,369
        Inventories                                                        12,305            12,390
        Other current assets                                                8,363             9,312
                                                                        ---------         ---------
                Total current assets                                       95,460            87,071
Property and equipment                                                    522,120           520,513
Less accumulated depreciation and amortization                           (187,278)         (181,778)
                                                                        ---------         ---------
                                                                          334,842           338,735

Other assets:
        Deferred income taxes                                              14,588            13,171
        Intangible and other assets, net                                   34,228            34,336
                                                                        ---------         ---------
                Total assets                                            $ 479,118         $ 473,313
                                                                        =========         =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                $  12,695         $  16,084
        Other current liabilities                                          25,410            26,412
                                                                        ---------         ---------
                Total current liabilities                                  38,105            42,496

Long term liabilities, principally defered compensation obligations        15,153            11,058
Stockholders' equity:
        Preferred stock                                                      --                --
        Common stock                                                          213               210
        Additional paid-in capital                                        193,169           189,908
        Retained earnings                                                 247,146           241,601
        Common stock held by Trust                                         (3,663)             --
        Accumulated other comprehensive loss                              (11,005)          (11,960)
                                                                        ---------         ---------
                        Total stockholders' equity                        425,860           419,759
                                                                        ---------         ---------
                        Total liabilities and stockholders' equity      $ 479,118         $ 473,313
                                                                        =========         =========

                            See accompanying notes.

                     LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                             For the twelve weeks ended
                                                          -------------------------------
                                                          March 25, 2003   March 19, 2002
                                                          --------------   --------------

Net sales                                                    $ 144,478     $ 147,908
Costs and expenses:
        Costs of sales                                          49,237        48,017
        Restaurant operating expenses                           66,360        63,073
        Depreciation and amortization                            5,288         5,893
                                                             ---------     ---------
Restaurant costs and expenses                                  120,885       116,983
                                                             ---------     ---------
Restaurant operating income                                     23,593        30,925
General and administrative expenses                             10,046         9,967
Non-cash stock compensation expense                                393           809
                                                             ---------     ---------
Income from operations                                          13,154        20,149
Other income, net                                                  118           383
                                                             ---------     ---------
Income from continuing operations before income taxes
        and cumulative effect of accounting change              13,272        20,532
Provision for income taxes                                       4,542         7,813
                                                             ---------     ---------
Income from continuing operations before cumulative
        effect of accounting change                              8,730        12,719
Discontinued operations:
        Loss from operations of discontinued restaurants          --            (327)
        Income tax benefit                                        --             119
                                                             ---------     ---------
        Loss on discontinued operations                           --            (208)
                                                             ---------     ---------
Income before cumulative effect of accounting change             8,730        12,511
Cumulative effect of accounting change, net of tax                --            (318)
                                                             ---------     ---------
Net income                                                   $   8,730     $  12,193
                                                             =========     =========

Basic earnings per share:
        Continuing operations                                $    0.41     $    0.53
        Discontinued operations                                   --           (0.01)
        Cumulative effect of accounting change                    --           (0.02)
                                                             ---------     ---------
        Basic earnings per share                             $    0.41     $    0.50
                                                             =========     =========
Diluted earnings per share:
        Continuing operatons                                 $    0.36     $    0.46
        Discontinued operations                                   --           (0.01)
        Cumulative effect of accounting change                    --           (0.01)
                                                             ---------     ---------
        Diluted earnings per share                           $    0.36     $    0.44
                                                             =========     =========

                             See accompanying notes

                     LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 For the twelve weeks ended
                                                                              -------------------------------
                                                                              March 25, 2003   March 19, 2002
                                                                              --------------   --------------
Cash flows from operating activities:
        Net income                                                               $   8,730      $  12,193
        Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization                                        6,077          6,771
                Non-cash stock compensation expense                                    393            809
                Cumulative effect of accounting change                                --              508
                Deferred income taxes                                               (1,417)        (1,497)
                Loss from discontinued operations                                     --              208
                Net change in operating assets and liabilities:
                     Change in operating assets                                      1,061          1,830
                     Change in operating liabilities                                (3,528)        (1,269)
                                                                                 ---------      ---------
Net cash provided by operating activities of continuing operations                  11,316         19,553
Cash flows from investing activities:
        Purchases of property and equipment                                         (1,330)          (403)
        Proceeds from sale of assets                                                    25          1,151
        Other                                                                          446            (28)
                                                                                 ---------      ---------
Net cash provided by (used in) investing activities of continuing operations          (859)           720
Cash flows from financing activities:
        Net proceeds from issuance of common stock                                   1,838          2,475
        Cash dividends                                                              (3,185)        (3,619)
                                                                                 ---------      ---------
Net cash used in financing activities of continuing operations                      (1,347)        (1,144)
Effect of exchange rate changes on cash                                                313            101
Net cash used in discontinued operations                                              --             (103)
                                                                                 ---------      ---------
Net increase in cash and cash equivalents                                            9,423         19,127
Cash and cash equivalents at beginning of period                                    65,369         82,919
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $  74,792      $ 102,046
                                                                                 =========      =========

Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                               $     227      $   4,773
                                                                                 =========      =========

                            See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.    BASIS OF PRESENTATION
      ---------------------

      The unaudited  condensed  consolidated  financial  statements  include all
adjustments,   consisting  of  normal,   recurring  accruals,  which  Lone  Star
Steakhouse  &  Saloon,  Inc.  (the  "Company")  considers  necessary  for a fair presentation  of the financial  position and the results of  operations  for the periods presented. The results for the twelve weeks ended March 25, 2003 are not necessarily  indicative  of the results to be expected  for the full year ending
December  30,  2003.  This  quarterly  report  on Form  10-Q  should  be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 31, 2002.

      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    COMPREHENSIVE INCOME
      --------------------

Comprehensive income is comprised of the following:

                                            For the twelve weeks ended
                                            --------------------------
                                          March 25, 2003   March 19, 2002
                                          --------------   --------------

Net income                                  $  8,730          $12,193
Foreign currency translation adjustments         955              413
                                            --------          -------
  Comprehensive income                      $  9,685          $12,606
                                            ========          =======

3.    EARNINGS PER SHARE
      ------------------

      Basic  earnings  per share  amounts  are  computed  based on the  weighted
average  number  of  shares  actually  outstanding.   For  purposes  of  diluted
computations,  average shares  outstanding  has been adjusted to reflect (1) the number of  shares  that  would be issued  from the  exercise  of stock  options, reduced  by the  number of shares  which  could  have  been  purchased  from the proceeds  at the average  market  price of the  Company's  stock or price of the
Company's stock on the exercise date if options were exercised during the period presented  and (2) the  number  of shares  that may be  issuable  to effect  the
settlement  of  certain  deferred  compensation   liabilities  pursuant  to  the
Company's Stock Option Deferred Compensation Plan.

      The weighted average shares  outstanding for the periods  presented are as follows (in thousands):

                                              For the twelve weeks ended
                                              --------------------------
                                           March 25, 2003     March 19, 2002
                                           --------------     --------------

Basic average shares outstanding               21,059            24,198
Diluted average shares outstanding             24,299            27,562

4.    LONG - TERM REVOLVER
      --------------------

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit  facility.  At March 25, 2003 and at December  31,  2002,  there were no  borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank, under which no borrowings were outstanding at March 25, 2003 and at
December  31,  2002.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    COMMON STOCK TRANSACTIONS
      -------------------------

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twelve weeks ended March 25,  2003,  or during the twelve weeks ended
March  19,  2002.  The  Company  is  accounting  for  the  purchases  using  the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

      In  September   2002,  the  Company   adopted  a  Stock  Option   Deferred
Compensation  Plan (the "Plan"),  which allows  certain key  executives to defer compensation  arising  from the  exercise  of stock  options  granted  under the
Company's 1992 Incentive and Nonqualified Stock Option Plans.  During the twelve weeks ended March 25,  2003,  the Company  issued  300,000  shares of its common stock to effect the  exercise  of such stock  options in  exchange  for  122,855 shares of the  Company's  common stock as payment for such  shares.  The 122,855 shares received by the Company were cancelled. The Company issued 122,855 shares to the  optionee  and  pursuant  to the terms of the Plan,  the  Company  issued
177,145  shares to a Rabbi trust (the  "Trust") with Intrust Bank, NA serving as the  trustee.  The Trust holds the shares for the  benefit of the  participating employees  ("Participant(s)").  Under the terms of the  Plan,  Participants  may elect to change the Plan's investments from time to time which may result in the sale of the shares.  Since the shares  held by the Trust are held  pursuant to a deferred  compensation  arrangement  whereby  amounts  earned by an employee are invested  in the stock of the  employer  and  placed in the Trust,  the  Company accounts for the  arrangement as required by Emerging Issues Task Force ("EITF")
consensus on Issue No. 97-14, ACCOUNTING FOR DEFERRED COMPENSATION  ARRANGEMENTS
WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED  ("EITF No. 97-14").

Accordingly, shares issued to the Rabbi trust were recorded at fair market value at the date issued by the Company in the amount of $3,663, which is reflected in the accompanying  Condensed  Consolidated Balance Sheets as Common Stock Held By
Trust.  The   corresponding   amount  was  credited  to  deferred   compensation
obligations.  Each  period,  the  shares  owned by the Trust  are  valued at the closing market price, with corresponding  changes in the underlying shares being reflected as  adjustments  to  compensation  expense and  deferred  compensation obligations.  At March 25, 2003,  the Trust held 177,145 shares of the Company's common stock.

6.    STOCK BASED COMPENSATION
      ------------------------

      In December  2002,  the Financial  Accounting  Standards  Boards  ("FASB")
issued Financial  Accounting  Standards  ("SFAS") No. 148,  ACCOUNTING FOR STOCK
BASED  COMPENSATION  TRANSITION  AND  DISCLOSURE,  AN AMENDMENT OF SFAS NO. 123.
Accordingly,  effective  with the first  quarter  of fiscal  2002,  the  Company changed  its  method  of  accounting  as the  Company  adopted  the  fair  value recognition provision of SFAS No. 123 for employee stock based compensation. The
Company  now  values  stock  options  based  upon an  option  pricing  model and recognizes  their value as an expense over the period in which options vest. The
Company elected to apply the retroactive  restatement method as provided in SFAS
No.  148 and as a result  all prior  periods  presented  have been  restated  to reflect the  compensation  expense that would have been  recognized had SFAS No.
123 been applied to all awards  granted to employees  after January 1, 1995. The effect of this change was to increase  net income  $16,019  ($0.66 per share for basic  earnings  and $.60 per share for diluted  earnings)  for the twelve weeks ended March 19, 2002.

7.    ACCOUNTING CHANGES
      ------------------

      During  the  first  quarter  of  fiscal  2002,  the  Company  adopted  the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, requiring that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. The application of the impairment provisions of SFAS No. 142 resulted in a charge for the  cumulative  effect of an  accounting  change of $318,000 or
$.02 per basic share, net of income taxes of $190,000,  to reflect impairment of certain goodwill related to Australian investments.

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
144,  effective  December  26,  2001.  Pursuant  to SFAS No. 144,  each  Company restaurant is a component of the entity whose  operations  can be  distinguished from the rest of the Company;  therefore,  when a  restaurant  is closed and the restaurant is either held for sale or  abandoned,  the  restaurant's  operations will be eliminated from the ongoing operations of the Company.  Accordingly, the operations  of such  restaurants,  net of  applicable  income  taxes,  have been presented as discontinued  operations and prior period financial statements have been reclassified.

      In June  2002,  the  FASB  issued  SFAS  No.  146,  Accounting  for  Costs
Associated  with Exit or Disposal  Activities.  This  statement  requires that a liability for a cost associated with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The
Company has adopted this  Statement  effective  January 1, 2003,  and it did not have a material impact on its results of operations or financial position.

8.    SUBSEQUENT EVENTS
      -----------------

      On April, 8, 2003, the Board of Directors declared the Company's quarterly cash dividend of $.165 per share payable May 2, 2003 to  stockholders  of record on April 18, 2003.

      During  the period  beginning  March 26,  2003  through  May 2, 2003,  the
Company has purchased  705,000 shares of its common stock at an average price of
$20.44 per share or an aggregate cost of $14,413.

9.   DISCONTINUED OPERATIONS
     -----------------------

      Pursuant to the provisions of SFAS No. 144 as previously described in Note
7 to the condensed consolidated financial statements, the Company closed certain restaurants  during the year ended  December 31, 2002 which met the criteria for
the  operations  of  the   restaurants  to  be  accounted  for  as  discontinued
operations.  The  components  of the loss from  discontinued  operations  are as follows:

                               For the twelve weeks ended
                               --------------------------
                              March 25,             March 19,
                                2003                   2002

Loss from operations          $     -              $    327
Income tax benefit                  -                  (119)
                              -------              ---------
Net loss from discontinued
 operations                   $     -              $    208
                              =======              ========
Net sales from discontinued
 operations                   $     -              $    900
                              =======              ========

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollar amounts in thousands, except per share amounts)

GENERAL

      The following  discussion and analysis should be read in conjunction  with the  condensed  consolidated  financial  statements  including the notes thereto included elsewhere in this Form 10-Q.

      The Company  did not open any  restaurants  during the twelve  weeks ended
March 25, 2003 or during the year ended December 31, 2002.

      There were 249 operating  domestic Lone Star  restaurants  as of March 25,
2003.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002,  and a domestic Lone Star  restaurant  was destroyed by fire in March 2002 and was not rebuilt.

      The  Company  currently  operates  five Del  Frisco's  Double  Eagle ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The  Company  currently  operates  fifteen  Sullivan's  Steakhouse
("Sullivan's") restaurants and one Frankie's Italian Grille restaurant.

      Internationally,  the Company currently  operates 20 Lone Star restaurants in Australia  and a licensee  operates  one Lone Star  restaurant  in Guam.  The
Company  closed five Lone Star  restaurants  in Australia  during the year ended
December 31, 2002.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollar amounts in thousands, except per share amounts)

RESULTS OF OPERATIONS

      The  following  table  sets  forth  for  the  periods  indicated  (i)  the percentages which certain items included in the condensed consolidated statement of operations bear to net sales, and (ii) other selected operating data:

                                                                   Twelve Weeks Ended (1)
                                                                   ----------------------
                                                              March 25, 2003    March 19, 2002
                                                              --------------    --------------

STATEMENT OF OPERATIONS DATA:
Net sales .................................................      100.0%              100.0%
Costs and expenses:
      Costs of sales ......................................       34.1                32.5
      Restaurant operating expenses .......................       45.9                42.6
      Depreciation and amortization .......................        3.7                 4.0
                                                                 -----               -----

           Restaurant costs and expenses ..................       83.7                79.1
                                                                 -----               -----

Restaurant operating income ...............................       16.3                20.9
General and administrative expenses .......................        7.0                 6.8
 Non-cash stock compensation expense ......................        0.3                 0.5
                                                                 -----               -----

Income from operations ....................................        9.0                13.6
Other income, net .........................................        0.1                 0.3
                                                                 -----               -----

Income from continuing operations before income taxes
  and cumulative effect of accounting change ..............        9.1                13.9
Provision for income taxes ................................        3.1                 5.3
                                                                 -----               -----

Income from continuing operations before cumulative
  effect of accounting change .............................        6.0                 8.6
Loss from discontinued operations, net of applicable
  income taxes ............................................        --                 (0.1)
                                                                 -----               -----

Income before cumulative effect of accounting change ......        6.0                 8.5
Cumulative effect of accounting change, net of tax ........        --                 (0.2)
                                                                 -----               -----

Net income ................................................        6.0%                8.3%
                                                                 =====               =====

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

Twelve weeks ended March 25, 2003 compared to Twelve weeks ended March 19, 2002
             (Dollar amounts in thousands, except per share amounts)

      Net sales decreased  $3,430 or 2.3% to $144,478 for the twelve weeks ended
March 25, 2003,  compared to $147,908 for the twelve weeks ended March 19, 2002.
The decrease was principally  attributable to the fact that sales for the twelve weeks ended March 19, 2002 included the lucrative New Year's Eve revenues  which were not included in the twelve weeks ended March 25, 2003, due to the Company's fiscal  year  for 2002  ending  on  December  31,  2002.  The  decline  in sales attributable  to the lack of New Year's  Eve sales is  estimated  at $2,100.  In addition,  the Company  believes that sales were  negatively  impacted by severe weather  and  general  economic  conditions.  Same store  sales  decreased  2.3%
compared with the prior year period.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 34.1% from 32.5% due primarily to an increase in beef costs.

      Restaurant  operating  expenses  for the twelve weeks ended March 25, 2003 increased  $3,287 to $66,360 for the twelve weeks ended March 25, 2003  compared to $63,073 in the prior  period,  and  increased as a percentage of net sales to
45.9% from 42.6%.  The increase is primarily  attributable to (1)  approximately
$400 due to  increased  costs of indirect  labor for payroll  related  taxes and insurance costs, (2) approximately  $750 for increased  spending on advertising,
(3)  approximately  $750 for increased costs in building and equipment  repairs,
(4) approximately  $275 for increased costs of natural gas and (5) approximately
$100 for increased costs of general liability and property insurance.

      Depreciation  and  amortization  decreased $605 for the twelve weeks ended
March 25, 2003  compared  with the prior  period.  The decrease is  attributable primarily to a reduction  in  depreciation  for certain  assets that have become fully depreciated.

      General and  administrative  expenses  increased  $79 for the twelve weeks ended March 25, 2003 compared to the prior period. The increase is due primarily to increased costs of  approximately  $350 for directors and officers  liability insurance and travel and recruiting  costs. The increases were largely offset by reductions in professional fees.

      Non-cash stock  compensation  expense for the twelve weeks ended March 25,
2003  decreased $416 compared to the prior period.  The decrease  reflects lower amortization of such charges  arising from the timing of  amortization  over the underlying vesting periods of the options.

      Other  income,  net for the twelve  weeks  ended  March 25,  2003 was $118 compared to $383 for the prior period. The decrease is attributable to a decline in interest  income as a result of lower interest  rates and reduced  amounts of excess funds available for investment.

      The effective  income tax rates for the twelve weeks ended March 25, 2003, and March 19, 2002 were 34.2% and 38.0%,  respectively.  The  difference  in the effective  tax rates is  primarily  attributable  to the impact of income  taxes related to  amortization  of incentive stock options which when amortized do not generate  any tax  benefits  and the impact of FICA Tip and other tax credits on lower income for the twelve weeks ended March 25, 2003.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the year ended  December  31,  2002 which are  required to be reported as discontinued  operations  pursuant to SFAS No.  144.  See Note 9 to the Notes to
Condensed Consolidated Financial Statements for additional information.

      The cumulative effect of accounting change reflects the effect of adoption of the provisions of SFAS No. 142,  Goodwill and Other  Intangible  Assets.  The
Company adopted the provisions of SFAS No. 142 effective  December 26, 2001. The cumulative  effect of the change in accounting  resulted in a one-time charge of

$318, net of income taxes, to reflect the impairment of goodwill  related to the
Company's  Australian  operations.   See  Note  7  to  the  Notes  to  Condensed
Consolidated Financial Statements for additional information.

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little  effect on overall labor costs.  Historically  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost  increases in its  entirety.  To date,  inflation has not had a material impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the twelve weeks ended March 25, 2003 and March 19, 2002:

                                                                Twelve weeks ended
                                                                ------------------
                                                      March 25, 2003          March 19, 2002
                                                      --------------          --------------

Net cash provided by operating activities ..........     $ 11,316               $ 19,553
Net cash provided by (used in) investing activities          (859)                   720
Net cash used in financing activities ..............       (1,347)                (1,144)
Effect of exchange rate changes on cash ............          313                    101
Net cash used in discontinued operations ...........         --                     (103)
                                                         --------               --------
Net increase in cash ...............................     $  9,423               $ 19,127
                                                         ========               ========

      The decrease in net cash provided by operating  activities  for the twelve week period  ended March 25, 2003  compared to the prior  period is due to (1) a decrease in net income and (2) an  increase  in  payments  of certain  operating liabilities  which reflects the payments for seasonal  purchases  related to New
Year's Eve business.

      During  the  twelve  week  period  ended  March 25,  2003,  the  Company's investment in property and  equipment  was $1,330  compared to $403 for the same period in 2002.  In the twelve week period  ended  March 25,  2003,  the Company received $25 in proceeds from the sale of assets compared to $1,151 in the first quarter of fiscal 2002.

      During the twelve week period ended March 25, 2003,  the Company  received net proceeds of $1,838 from the  issuance of 319,053  shares of its common stock due to the  exercise  of stock  options  compared to proceeds of $2,475 from the issuance of 292,926 shares in the first quarter of fiscal 2002.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated transactions.  During the twelve weeks ended March 25, 2003 and March
19, 2002, the Company did not purchase any common stock; however,  subsequent to
March 25, 2003 through May 2, 2003, the Company has purchased  705,000 shares of its common stock at an average price of $20.44 per share or an aggregate cost of
$14,413.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2003,  the Company  increased its quarterly  cash dividend  from $.15 to $.165 per share  commencing in the second quarter of fiscal  2003.  During the twelve  weeks  ended  March 25,  2003,  the
Company paid dividends of $3,185 or $.15 per share as compared to $3,619 or $.15 per share in the first quarter of fiscal 2002.

      At March 25, 2003,  the Company had $74,792 in cash and cash  equivalents.
The Company has available $55,000 in unsecured  revolving credit facilities.  At
March 25, 2003,  the Company has no  outstanding  borrowings.  See Note 4 to the
Notes to  Condensed  Consolidated  Financial  Statements  in the Form 10-Q for a
further description of the Company's credit facilities.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant. As of March 25,
2003, the Company had no positions in futures contracts.

IMPACT OF RECENTLY ISSUED FINANCIAL STANDARDS

      In June  2002,  the  FASB  issued  SFAS  No.  146,  Accounting  for  Costs
Associated  with Exit or Disposal  Activities.  This  statement  requires that a liability for a cost associated with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.  SFAS No. 146 is effective for exit or disposal  activities that are initiated after December 31,
2002. The Company has adopted this Statement  effective  January 1, 2003, and it did not have a  material  impact  on its  results  of  operations  or  financial position.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
            -----------------------------------------------------------

            The Company's  exposure to market risks was not  significant  during the twelve weeks ended March 25, 2003.

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that  information  required to be disclosed in the  Company's  reports under the  Securities  Exchange Act of 1934, such as this for 10-Q is reported in accordance  with the Securities and  Exchange  Commission's  rules.  Disclosure  controls  are  also designed  with the objective of ensuring  that such  information  is accumulated  and  communicated  to  management,  including the chief executive  officer and chief  financial  officer as  appropriate  to allow timely decisions regarding required disclosure.

            Within the 90 days  prior to the date of this  report,  the  Company carried  out an  evaluation  under  the  supervision  and  with  the participation of the Company's  management,  including the Company's
            Chief  Executive  Officer  and  Chief  Financial  Officer,   of  the
            effectiveness   of  the  design  and   operation  of  the  Company's
            disclosure  controls  and  procedures  pursuant  to  the  Securities
            Exchange  Act Rule  13a-14.  Based upon that  evaluation,  the Chief
            Executive  Officer and Chief  Financial  Officer  concluded that the
            Company's disclosure controls and procedures are effective in timely alerting  them  to  material  information  relating  to the  Company
            (including  its  consolidated  subsidiaries)  required  to be in the
            Company's periodic SEC filings. There were no significant changes in the  Company's  internal  controls  or in other  factors  that could significantly  affect these controls subsequent to the date of their evaluation.

            Certifications  of the Chief  Executive  Officer and Chief Financial
            Officer  regarding,  among  other  items,  disclosure  controls  and procedures are included  immediately  after the signature section of this Form 10-Q.

PART II     OTHER INFORMATION
-------     -----------------

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

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                             (Registrant)

                                             /s/ Randall H. Pierce
      Date  May 8, 2003                      ---------------------------------
                                             Randall H. Pierce
                                             Chief Financial Officer

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

            (5) The registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures
            (as  defined  in  Exchange  Act Rules  13a-14  and  15d-14)  for the
            registrant and have:

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

            (6) The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of the  registrant's  board of directors (or persons performing the equivalent functions):

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

            (7) The registrant's other certifying  officers and I have indicated
            in this quarterly report whether there were  significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date:       May 8, 2003

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

            (6) The registrant's other certifying  officers and I have indicated
            in this quarterly report whether there were  significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date:       May 8, 2003

                                             By:  /s/ Randall H. Pierce
                                                  ---------------------
                                                  Randal H. Pierce
                                                  Chief Financial Officer