Form 10-Q
period 2003-06-17
LONE STAR STEAKHOUSE & SALOON INC
filed 2003-08-01
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For quarter ended                                       Commission file number
    June 17, 2003                                                0-19907
    -------------                                                -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        48-1109495
             --------                                        ----------
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

          Class                             Outstanding at July 25, 2003
          -----                             ----------------------------
Common Stock, $.01 par value                   20,758,913 shares

                       LONE STAR STEAKHOUSE & Saloon, Inc.

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets                                    2
      at June 17, 2003 and December 31, 2002

      Condensed Consolidated Statements of                                     3
      Income for the twelve weeks ended
      June 17, 2003 and June 11, 2002

      Condensed Consolidated Statements of                                     4
      Income for the twenty-four weeks ended
      June 17, 2003 and June 11, 2002

      Condensed Consolidated Statements of                                     5
      Cash Flows for the twenty-four weeks ended
      June 17, 2003 and June 11, 2002

      Notes to Condensed Consolidated                                          6
      Financial Statements

Item 2.  Management's Discussion and                                          11
Analysis of Financial Condition and
Results of Operations

Item 3. Quantitative and Qualitative                                          19
Disclosures about Market Risks

Item 4.  Controls and Procedures                                              19

PART II.  OTHER INFORMATION
Items 1, 2, 3 and 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 4. Submission of matters to vote of stockholders                         19

Item 6.  Exhibits and Reports on Form 8-K                                     20

                      LONE STAR STEAKHOUSE & SALOON, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                                   June 17, 2003  December 31, 2002
                                                                   -------------  -----------------
               ASSETS

Current assets:
    Cash and cash equivalents                                         $  74,293    $  65,369
    Inventories                                                          12,554       12,390
    Other current assets                                                 10,146        9,312
                                                                      ---------    ---------
        Total current assets                                             96,993       87,071
Property and equipment                                                  521,851      520,513
Less accumulated depreciation and amortization                         (192,737)    (181,778)
                                                                      ---------    ---------
                                                                        329,114      338,735

Other assets:
    Deferred income taxes                                                16,238       13,171
    Intangible and other assets, net                                     34,688       34,336
                                                                      ---------    ---------
           Total assets                                               $ 477,033    $ 473,313
                                                                      =========    =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  14,679    $  16,084
    Other current liabilities                                            28,948       26,412
                                                                      ---------    ---------
           Total current liabilities                                     43,627       42,496

Long term liabilities, principally defered compensation obligations      16,152       11,058
Stockholders' equity:
    Preferred stock                                                        --           --
    Common stock                                                            206          210
    Additional paid-in capital                                          178,468      189,908
    Retained earnings                                                   251,252      241,601
    Common stock held by Trust                                           (3,663)        --
    Accumulated other comprehensive loss                                 (9,009)     (11,960)
                                                                      ---------    ---------
           Total stockholders' equity                                   417,254      419,759
                                                                      ---------    ---------
           Total liabilities and stockholders' equity                 $ 477,033    $ 473,313
                                                                      =========    =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                   For the twelve weeks ended
                                                               --------------------------------
                                                               June 17, 2003    June 11, 2002
                                                               -------------    ---------------

Net sales                                                         $ 143,673      $ 139,118
Costs and expenses:
    Costs of sales                                                   50,131         45,720
    Restaurant operating expenses                                    66,883         63,277
    Depreciation and amortization                                     5,000          5,901
                                                                  ---------      ---------
Restaurant costs and expenses                                       122,014        114,898
                                                                  ---------      ---------
Restaurant operating income                                          21,659         24,220
General and administrative expenses                                  11,322         10,963
Abandoned merger expense                                               --            2,967
Non-cash stock compensation expense                                     733            753
                                                                  ---------      ---------
Income from operations                                                9,604          9,537
Other income, net                                                       357            264
                                                                  ---------      ---------
Income from continuing operations before income taxes                 9,961          9,801
Provision for income taxes                                            2,879          3,599
                                                                  ---------      ---------
Income from continuing operations                                     7,082          6,202
Discontinued operations:
    Income (loss) from operations of discontinued restaurants           839           (224)
    Income tax benefit (provision)                                     (293)            79
                                                                  ---------      ---------
    Income (loss) on discontinued operations                            546           (145)
                                                                  ---------      ---------
Net income                                                        $   7,628      $   6,057
                                                                  =========      =========

Basic earnings (loss) per share:
    Continuing operations                                         $    0.34      $    0.25
    Discontinued operations                                            0.03          (0.01)
                                                                  ---------      ---------
    Basic earnings per share                                      $    0.37      $    0.24
                                                                  =========      =========
Diluted earnings (loss) per share:
    Continuing operatons                                          $    0.30      $    0.22
    Discontinued operations                                            0.02          (0.01)
                                                                  ---------      ---------
    Diluted earnings per share                                    $    0.32      $    0.21
                                                                  =========      =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                                For the twenty-four weeks ended
                                                                -------------------------------
                                                                 June 17, 2003  June 11, 2002
                                                                 -------------  -------------

Net sales                                                         $ 288,151      $ 287,026
Costs and expenses:
    Costs of sales                                                   99,368         93,736
    Restaurant operating expenses                                   133,244        126,351
    Depreciation and amortization                                    10,287         11,794
                                                                  ---------      ---------
Restaurant costs and expenses                                       242,899        231,881
                                                                  ---------      ---------
Restaurant operating income                                          45,252         55,145
General and administrative expenses                                  21,368         20,929
Abandoned merger expense                                               --            2,967
Non-cash stock compensation expense                                   1,126          1,562
                                                                  ---------      ---------
Income from operations                                               22,758         29,687
Other income, net                                                       475            646
                                                                  ---------      ---------
Income from continuing operations before income taxes
    and cumulative effect of accounting change                       23,233         30,333
Provision for income taxes                                            7,421         11,411
                                                                  ---------      ---------
Income from continuing operations before cumulative
    effect of accounting change                                      15,812         18,922
Discontinued operations:
    Income (loss) from operations of discontinued restaurants           839           (552)
    Income tax benefit (provision)                                     (293)           198
                                                                  ---------      ---------
    Income (loss) on discontinued operations                            546           (354)
                                                                  ---------      ---------
Income before cumulative effect of accounting change                 16,358         18,568
Cumulative effect of accounting change, net of tax                     --             (318)
                                                                  ---------      ---------
Net income                                                        $  16,358      $  18,250
                                                                  =========      =========

Basic earnings (loss) per share:
    Continuing operations                                         $    0.76      $    0.77
    Discontinued operations                                            0.02          (0.01)
    Cumulative effect of accounting change                             --            (0.01)
                                                                  ---------      ---------
    Basic earnings per share                                      $    0.78      $    0.75
                                                                  =========      =========
Diluted earnings (loss) per share:
    Continuing operatons                                          $    0.66      $    0.67
    Discontinued operations                                            0.02          (0.01)
    Cumulative effect of accounting change                             --            (0.01)
                                                                  ---------      ---------
    Diluted earnings per share                                    $    0.68      $    0.65
                                                                  =========      =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               For the twenty-four weeks ended
                                                                               -------------------------------
                                                                               June 17, 2003    June 11, 2002
                                                                               -------------    -------------
Cash flows from operating activities:
    Net income                                                                   $  16,358      $  18,250
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                               11,811         13,569
        Non-cash stock compensation expense                                          1,126          1,562
        (Gain) loss from sale of assets                                                (34)           141
        Cumulative effect of accounting change                                        --              508
        Deferred income taxes                                                       (3,067)          (239)
        (Income) loss from discontinued operations                                    (546)           354
        Net change in operating assets and liabilities:
             Change in operating assets                                               (917)           851
             Change in operating liabilities                                         1,879         (5,408)
                                                                                 ---------      ---------
Net cash provided by operating activities of continuing operations                  26,610         29,588
Cash flows from investing activities:
    Purchases of property and equipment                                             (2,341)        (1,088)
    Proceeds from sale of assets                                                       963          1,234
    Other                                                                              459             14
                                                                                 ---------      ---------
Net cash provided by (used in) investing activities of continuing operations          (919)           160
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                       5,260         15,891
    Common stock repurchased and retired                                           (18,454)          --
    Cash dividends                                                                  (6,707)        (7,317)
                                                                                 ---------      ---------
Net cash provided by (used in) financing activities of continuing operations       (19,901)         8,574
Effect of exchange rate changes on cash                                                969            411
Net cash provided by (used in) discontinued operations                               2,165           (221)
                                                                                 ---------      ---------
Net increase in cash and cash equivalents                                            8,924         38,512
Cash and cash equivalents at beginning of period                                    65,369         82,919
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $  74,293      $ 121,431
                                                                                 =========      =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                   $   2,031      $  14,794
                                                                                 =========      =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.    BASIS OF PRESENTATION

      The unaudited  condensed  consolidated  financial  statements  include all
adjustments,   consisting  of  normal,   recurring  accruals,  which  Lone  Star
Steakhouse  &  Saloon,  Inc.  (the  "Company")  considers  necessary  for a fair presentation  of the financial  position and the results of  operations  for the periods presented. The results for the twenty-four weeks ended June 17, 2003 are not  necessarily  indicative  of the  results to be  expected  for the full year ending December 30, 2003.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 31, 2002.

      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                             For the twelve weeks ended      For the twenty-four weeks ended
                             June 17, 2003   June 11, 2002   June 17, 2003     June 11, 2002
                             -------------   -------------   -------------     -------------

Net income                       $ 7,628       $ 6,057         $16,358            $18,250
Foreign currency translation
        adjustments                1,996         1,269           2,951              1,682
                                 -------       -------         -------            -------
Comprehensive income             $ 9,624       $ 7,326         $19,309            $19,932
                                 =======       =======         =======            =======

3.    EARNINGS PER SHARE

      Basic  earnings  per share  amounts  are  computed  based on the  weighted
average  number  of  shares  actually  outstanding.   For  purposes  of  diluted
computations,  average shares  outstanding  has been adjusted to reflect (1) the number of  shares  that  would be issued  from the  exercise  of stock  options, reduced  by the  number of shares  which  could  have  been  purchased  from the proceeds  at the average  market  price of the  Company's  stock or price of the
Company's stock on the exercise date if options were exercised during the period presented  and (2) the  number  of shares  that may be  issuable  to effect  the
settlement  of  certain  deferred  compensation   liabilities  pursuant  to  the
Company's Stock Option Deferred Compensation Plan. The effect of shares issuable to settle the deferred compensation  liabilities have not been presented for the periods as their effect would have been anti-dilutive.

      The weighted average shares  outstanding for the periods  presented are as follows (in thousands):

                                  For the twelve weeks ended      For the twenty-four weeks ended
                                  June 17, 2003   June 11, 2002   June 17, 2003     June 11, 2002
                                  -------------   -------------   -------------     -------------

Basic average shares outstanding      20,717          24,747         20,888            24,473
Diluted average shares outstanding    23,740          28,472         23,959            28,048

4.    LONG - TERM REVOLVER

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit facility. At June 17, 2003 and at
December 31, 2002, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings were outstanding at June 17, 2003 and at
December  31,  2002.  The loan  commitment  matures in August 2004 and  requires interest only  payments  through April 2003, at which time the loan will convert to a term note with  monthly  principal  and  interest  payments  sufficient  to amortize the loan over its  remaining  term.  The interest rate is at .50% below the daily prime rate as published in the Wall Street Journal.  In addition,  the
Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    COMMON STOCK TRANSACTIONS

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  purchased  891,000  shares of its common stock during the twenty-four weeks ended June 17, 2003, and made no purchases of its common stock during the  twenty-four  weeks ended June 11, 2002. The Company is accounting  for the purchases  using the  constructive  retirement  method of accounting wherein the aggregate par value of the stock is charged to the common stock  account  and the  excess  of cost over par value is  charged  to  paid-in capital.

      In  September   2002,  the  Company   adopted  a  Stock  Option   Deferred
Compensation  Plan (the "Plan"),  which allows  certain key  executives to defer compensation  arising  from the  exercise  of stock  options  granted  under the
Company's  1992  Incentive  and  Nonqualified  Stock  Option  Plan.  During  the
twenty-four  weeks ended June 17, 2003, the Company issued 300,000 shares of its common  stock to effect the  exercise  of such stock  options  in  exchange  for
122,855  shares of the  Company's  common stock as payment for such shares.  The
122,855  shares  received  by the Company  were  cancelled.  The Company  issued
122,855  shares to the  optionee  and  pursuant  to the  terms of the Plan,  the
Company  issued 177,145 shares to a Rabbi trust (the "Trust") with Intrust Bank,
NA serving as the  trustee.  The Trust  holds the shares for the  benefit of the participating  employees  ("Participant(s)").  Under  the  terms  of  the  Plan,
Participants may elect to change the Plan's  investments from time to time which may result in the sale of the  shares.  Since the  shares  held by the Trust are held pursuant to a deferred  compensation  arrangement whereby amounts earned by an employee  are  invested in the stock of the employer and placed in the Trust, the Company  accounts for the  arrangement  as required by Emerging  Issues Task
Force   ("EITF")   consensus  on  Issue  No.  97-14,   ACCOUNTING  FOR  DEFERRED
COMPENSATION  ARRANGEMENTS  WHERE  AMOUNTS  EARNED ARE HELD IN A RABBI TRUST AND
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  Condensed  Consolidated Balance

Sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred  compensation  obligations.  At June 17,  2003,  the Trust held 177,145 shares of the Company's  common stock.  Included in non-cash stock  compensation expense for the twelve and twenty-four weeks ended June 17, 2003 was a charge of
$409 relating to the accounting for such shares.

6.    STOCK BASED COMPENSATION

      In December  2002,  the Financial  Accounting  Standards  Boards  ("FASB")
issued Statement of Financial  Accounting Standards ("SFAS") No. 148, ACCOUNTING
FOR STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS NO.
123.  Accordingly,  effective with the first quarter of fiscal 2002, the Company changed  its  method  of  accounting  as the  Company  adopted  the  fair  value recognition provision of SFAS No. 123 for employee stock-based compensation. The
Company  now  values  stock  options  based  upon an  option  pricing  model and recognizes  their value as an expense over the period in which options vest. The
Company elected to apply the retroactive  restatement method as provided in SFAS
No.  148 and as a result  all prior  periods  presented  have been  restated  to reflect the  compensation  expense that would have been  recognized had SFAS No.
123 been applied to all awards  granted to employees  after January 1, 1995. The effect of this change was to  increase  net income  $3,373  ($0.13 per share for basic earnings and $0.11 per share for diluted  earnings) and $19,392 ($0.79 per share for basic  earnings  and $0.69  per share for  diluted  earnings)  for the twelve weeks and the twenty-four weeks ended June 11, 2002, respectively.

7.    ACCOUNTING CHANGES

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

8.    ABANDONED MERGER EXPENSES

      On May 4, 2002, the non-binding  Letter of Intent  previously  signed with
Bruckmann, Rosser, Sherrill & Co., LLC ("BRS") with respect to the proposed sale and  merger  of the  Company  expired,  as the  Company  and BRS were  unable to complete a  definitive  agreement.  The direct  costs  incurred  by the  Company associated with the proposed  merger,  primarily  consisting of fees paid to the
Company's  investment  advisors  and  legal  counsel  as well as  certain  costs reimbursed  by the Company to BRS in connection  with its due diligence  efforts pursuant  to the  terms of the  Letter  of Intent  were  expensed  and have been included in the accompanying condensed  consolidated  statements of income under the caption "Abandoned Merger Expenses."

9.    SUBSEQUENT EVENTS

      On July 3, 2003, the Board of Directors declared the Company's quarterly cash dividend of $0.165 per share payable July 28, 2003 to stockholders of record on July 14, 2003.

10.   DISCONTINUED OPERATIONS

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

                                 For the twelve weeks ended   For the twenty-four weeks ended
                                 --------------------------   -------------------------------
                                   June 17,      June 11,         June 17,        June 11,
                                     2003         2002              2003            2002
                                     ----         ----              ----            ----

Loss from operations               $    -        $  (224)        $      -       $  (552)
Gain on disposal of assets            839              -              839             -
Income tax benefit (provision)       (293)            79             (293)          198
                                   ------        -------         --------       -------

Income (loss) from
 discontinued operations           $  546        $  (145)        $    546       $  (354)
                                   ======        =======         ========       =======

Net sales from discontinued
 operations                        $    -        $   602         $      -       $ 1,502
                                   ======        =======         ========       =======

11.   INCOME TAX

      The  effective  income tax rate was 28.9% and 36.7% for the  twelve  weeks ended June 17, 2003 and June 11, 2002, respectively, and 31.9% and 37.6% for the twenty-four  weeks  ended June 17,  2003 and June 11,  2002,  respectively.  The factors which cause the  effective tax rates to vary from the federal  statutory rate of 35%  include  state  income  taxes,  the  impact  of FICA Tip and  other credits,  certain non-deductible expenses, and the tax effect of incentive stock options.  There is  generally  no tax  impact  to the  Company  associated  with incentive  stock  options  and the  related  amortization  associated  with such options in the income statement.  However, tax benefits may arise related to the incentive stock options at the time the options are exercised to the extent that the  exercise is followed by a  disqualifying  disposition  of the shares by the optionee.  The effective tax rates for the 2003 periods  reflect both the impact of the tax benefits arising from  disqualifying  dispositions of incentive stock options for tax purposes,  as well as, a decrease in the amount of  amortization of stock option compensation attributable to incentive stock options as compared to the prior year periods.

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

      The  Company did not open any  restaurants  during the  twenty-four  weeks ended June 17, 2003 or during the year ended December 31, 2002.

      There were 249  operating  domestic Lone Star  restaurants  as of June 17,
2003.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002,  and a domestic Lone Star  restaurant  was destroyed by fire in March 2002 and was not rebuilt.

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

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollar amounts in thousands, except per share amounts)

RESULTS OF OPERATIONS

      The following  table sets forth for the periods  indicated the percentages which  certain  items  included  in  the  condensed  consolidated  statement  of operations bear to net sales.

                                                              Twelve Weeks Ended (1)    Twenty-four Weeks Ended
                                                              ----------------------    -----------------------
                                                             June 17,    June 11,        June 17,     June 11,
                                                              2003        2002             2003         2002
                                                               ----       ----             ----         ----

Statement of Operations Data:
Net sales...............................................      100.0%     100.0%            100.0%     100.0%
Costs and expenses:
      Costs of sales....................................       34.9       32.9              34.5       32.7

      Restaurant operating expenses.....................       46.6       45.5              46.2       44.0

      Depreciation and amortization.....................        3.5        4.2               3.6        4.1
                                                               ----       ----              ----       ----

            Restaurant costs and expenses...............       85.0       82.6              84.3       80.8
                                                               ----       ----              ----       ----

Restaurant operating income.............................       15.0       17.4              15.7       19.2

General and administrative expenses.....................        7.9        7.9               7.4        7.3
Abandoned merger expenses...............................        --         2.1                --        1.0
Non-cash stock compensation expense.....................        0.5        0.5               0.4        0.5
                                                               ----       ----              ----       ----

Income from operations..................................        6.6        6.9               7.9       10.4

Other income, net.......................................        0.3        0.2               0.2        0.2
                                                               ----       ----              ----       ----

Income from continuing operations before income taxes
  and cumulative effect of accounting change............        6.9        7.1               8.1       10.6
Provision for income taxes..............................        2.0        2.6               2.6        4.0
                                                               ----       ----              ----       ----

Income from continuing operations before cumulative
  effect of accounting change...........................        4.9        4.5               5.5        6.6
Income (loss) from discontinued operations, net of
 applicable income taxes................................        0.4       (0.1)              0.2       (0.1)
                                                               ----       ----              ----       ----
Income before cumulative effect of accounting change....        5.3        4.4               5.7        6.5
Cumulative effect of accounting change, net of tax......         --         --                --       (0.1)
                                                               ----        ----             ----       ----
Net income  ............................................        5.3%       4.4%              5.7%       6.4%
                                                               ====        ====             ====       ====

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

 Twelve weeks ended June 17, 2003 compared to Twelve weeks ended June 11, 2002
            (Dollar amounts in thousands, except per share amounts)

      Net sales increased  $4,555 or 3.3% to $143,673 for the twelve weeks ended
June 17,  2003,  compared to $139,118  for the twelve weeks ended June 11, 2002.
Same  store  sales  increased  2.9%  compared  with the prior  year  period.  In addition,  sales for the  twelve-weeks  ended June 17,  2003 were  increased  by approximately  $1,800 by the inclusion of Father's Day sales. In 2002,  Father's
Day sales were in the fiscal third quarter.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 34.9% from 32.9% due primarily to increased beef costs.

      Restaurant  operating  expenses  for the twelve  weeks ended June 17, 2003 increased  $3,606 to $66,883  compared to $63,277 in the prior year period,  and increased  as a  percentage  of net sales to 46.6% from 45.5%.  The  increase is primarily  attributable  to (1)  approximately  $750 due to  increased  costs of indirect labor for payroll related taxes and insurance costs, (2)  approximately
$840 for increased costs in building and equipment  repairs,  (3)  approximately
$550 for increased costs of utilities and (4)  approximately  $250 for increased costs of manager training.

      Depreciation  and  amortization  decreased $901 for the twelve weeks ended
June 17, 2003 compared with the prior year period.  The decrease is attributable primarily to a reduction  in  depreciation  for certain  assets that have become fully depreciated.

      General and  administrative  expenses  increased $359 for the twelve weeks ended June 17,  2003  compared  to the prior year  period.  The  increase is due primarily to increased  costs of  approximately  $770 for directors and officers liability  insurance  and  travel  and  recruiting  costs.  The  increases  were partially  offset by reductions in professional  fees and software  depreciation expenses.

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

      Non-cash  stock  compensation  expense for the twelve weeks ended June 17,
2003  decreased  $20  compared to the prior year period.  The decrease  reflects
approximately   $429  for  lower  amortization  of  expenses  arising  from  the amortization  of such costs over the underlying  vesting periods of the options.
The decrease was largely  offset by a charge of $409 relating to the  accounting for certain shares of the Company's  common stock held by a Rabbi Trust pursuant to a deferred  compensation  arrangement.  See Note 5 to the Notes to  Condensed
Consolidated Financial Statements for additional information.

      Other  income,  net for the twelve  weeks  ended June 17,  2003,  was $357 compared to $264 for the prior year period.  The increase is  attributable to an increase  in gains from sales of assets  offset in part by a decline in interest income as a result of lower interest  rates and reduced  amounts of excess funds available for investment.

      The  effective  income tax rate was 28.9% and 36.7% for the  twelve  weeks ended June 17, 2003 and June 11, 2002, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain  non-deductible expenses,  and the tax effect of incentive stock options.  There is generally no tax impact to the  Company  associated  with  incentive  stock  options  and the related  amortization  associated  with such  options in the  income  statement.
However,  tax benefits may arise related to the  incentive  stock options at the time the options are  exercised to the extent that the exercise is followed by a disqualifying disposition of the shares by the optionee. The effective tax rates for the 2003 periods  reflect  both the impact of the tax benefits  arising from disqualifying  dispositions of incentive stock options for tax purposes, as well as, a  decrease  in the  amount of  amortization  of stock  option  compensation attributable to incentive stock options as compared to the prior year periods.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the year ended  December  31,  2002 which are  required to be reported as discontinued  operations  pursuant  to SFAS No.  144.  The income for the twelve weeks ended June 17, 2003  results  from a gain on the  disposal of assets.  See
Note  10 to  the  Notes  to  Condensed  Consolidated  Financial  Statements  for
additional information.

                      LONE STAR STEAKHOUSE & SALOON, INC.

          Twenty-four weeks ended June 17, 2003 compared to Twenty-four weeks ended June 11, 2002
             (Dollar amounts in thousands, except per share amounts)

      Net sales increased  $1,125 or 0.4% to $288,151 for the twenty-four  weeks ended June 17, 2003,  compared to $287,026 for the twenty-four  weeks ended June
11, 2002.  Same store sales increased 0.2% compared with the prior year. The net increase  in sales is  primarily  attributable  to an  increase  in the  foreign currency exchange rates in Australia.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 34.5% from 32.7% due primarily to increased beef costs.

      Restaurant  operating  expenses for the  twenty-four  weeks ended June 17,
2003 increased $6,893 to $133,244 compared to $126,351 in the prior year period, and increased as a percentage of net sales to 46.2% from 44.0%.  The increase is primarily  attributable  to (1)  approximately  $1,160 due to increased costs of indirect labor for payroll related taxes and insurance costs, (2)  approximately
$650 for  increased  spending  on  advertising,  (3)  approximately  $1,590  for increased costs in building and equipment repairs and (4) approximately $780 for increased costs of utilities.

      Depreciation and amortization  decreased $1,507 for the twenty-four  weeks ended  June 17,  2003  compared  with the prior year  period.  The  decrease  is attributable  primarily to a reduction in  depreciation  for certain assets that have become fully depreciated.

      General and  administrative  expenses  increased $439 for the  twenty-four weeks ended June 17, 2003 compared to the prior year period. The increase is due primarily to increased costs of approximately  $1,100 for directors and officers liability  insurance and travel and recruiting costs. The increases were largely offset by reductions in professional fees.

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

      Non-cash stock  compensation  expense for the twenty-four weeks ended June
17, 2003 decreased $436 compared to the prior year period. The decrease reflects approximately $845 for lower amortization  expense arising from the amortization of such costs over the underlying  vesting periods of the options.  The decrease was partially  offset by a charge of $409 relating to the accounting for certain shares  of the  Company's  common  stock  held by a Rabbi  Trust  pursuant  to a deferred  compensation  arrangement.  See  Note  5 to  the  Notes  to  Condensed
Consolidated Financial Statement for additional information.

      Other income,  net for the twenty-four weeks ended June 17, 2003, was $475 compared to $647 for the prior year period.  The decrease is  attributable  to a decline  in  interest  income as a result of lower  interest  rates and  reduced amounts of excess funds available for investment.

      The  effective  income  tax rate was 31.9%  and 37.6% for the  twenty-four weeks ended June 17, 2003 and June 11,  2002,  respectively.  The factors  which cause the  effective  tax rates to vary from the federal  statutory  rate of 35%
include state income taxes,  the impact of FICA Tip and other  credits,  certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company  associated  with incentive stock options and  the  related  amortization  associated  with  such  options  in the  income statement.  However,  tax  benefits  may arise  related to the  incentive  stock options at the time the options are exercised to the extent that the exercise is followed  by a  disqualifying  disposition  of the shares by the  optionee.  The effective  tax rates for the 2003  periods  reflect  both the  impact of the tax benefits arising from disqualifying  dispositions of incentive stock options for tax  purposes,  as well as, a decrease  in the amount of  amortization  of stock option  compensation  attributable to incentive stock options as compared to the prior year periods.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the year ended  December  31,  2002 which are  required to be reported as discontinued operations pursuant to SFAS No. 144. The income for the twenty-four weeks ended Jun 17, 2003 results from a gain on the disposal of assets. See Note
10 to the Notes to Condensed  Consolidated  Financial  Statements for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the twenty-four weeks ended June 17, 2003 and June 11, 2002:

                                                                 Twenty-four weeks ended
                                                                 -----------------------
                                                             June 17, 2003        June 11, 2002
                                                             -------------        -------------

Net cash provided by operating activities................     $   26,610              $29,588
Net cash provided by (used in) investing activities......           (919)                 160
Net cash provided by (used in) financing activities......        (19,901)               8,574
Effect of exchange rate changes on cash..................            969                  411
Net cash provided by (used in) discontinued operations...          2,165                 (221)
                                                              ----------            ---------
Net increase in cash.....................................     $    8,924            $  38,512
                                                              ==========            =========

      The  decrease  in net  cash  provided  by  operating  activities  for  the twenty-four week period ended June 17, 2003 compared to the prior year period is due to a decrease in net income and a decrease in depreciation and amortization.

      During the  twenty-four  week period  ended June 17, 2003,  the  Company's investment in property and equipment was $2,341  compared to $1,088 for the same period in 2002. In the twenty-four  week period ended June 17, 2003, the Company received $963 in proceeds from the sale of assets compared to $1,234 in the same period in 2002.

      During the  twenty-four  week  period  ended June 17,  2003,  the  Company received  net  proceeds  of $5,260 from the  issuance  of 624,933  shares of its common  stock due to the  exercise  of stock  options  compared  to  proceeds of
$15,891 from the issuance of 1,275,908  shares  issued  pursuant to stock option exercises in the same period in 2002.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated transactions.  During the twenty-four week period ended June 17, 2003 the Company purchased 891,000 shares of its common stock at a cost of $20.71 per share or an aggregate  cost of $18,454.  The Company did not purchase any common stock during the same period in 2002.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2003,  the Company  increased its quarterly  cash dividend  from $.15 to $.165 per share  commencing in the second quarter of fiscal 2003.  During the twenty-four week period ended June 17, 2003, the Company paid dividends of $6,707 or $.315 per share as compared to $7,317 or
$.30 per share in the same period in 2002.

      At June 17,  2003,  the Company had $74,293 in cash and cash  equivalents.
The Company has available $55,000 in unsecured  revolving credit facilities.  At
June 17,  2003,  the Company has no  outstanding  borrowings.  See Note 4 to the
Notes to Condensed  Consolidated  Financial  Statements  in this Form 10-Q for a further description of the Company's credit facilities.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant.  As of June 17,
2003, the Company had no positions in futures contracts.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            The Company's  exposure to market risks was not  significant  during the twelve and twenty-four weeks ended June 17, 2003.

Item 4.     CONTROLS AND PROCEDURES

            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that  information  required to be disclosed in the  Company's  reports under the  Securities  Exchange Act of 1934, such  as  this  Form  10-Q,  is  reported  in  accordance  with  the
            Securities and Exchange Commission's rules.  Disclosure controls are also designed  with the objective of ensuring that such  information is accumulated and  communicated to management,  including the Chief
            Executive  Officer and Chief  Financial  Officer as  appropriate  to allow timely decisions regarding required disclosure.

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

Part II.    OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

            On  July  11,  2003,   the  Company  held  its  Annual   Meeting  of
            Stockholders  (the  "Meeting").  At the  Meeting,  the  stockholders re-elected Clark D. Mandigo,  John D. White and Thomas G. Lasorda to
            the Board of  Directors  to serve until the 2006  Annual  Meeting of
            Stockholders  and until their  successors have been duly elected and
            qualified.  As  to  the  newly  re-elected  Directors,   there  were
            17,944,529  votes "For" and 820,399  votes  "Withheld"  for Clark D.
            Mandigo, and 18,595,673  votes "For" and 169,255 votes "Withheld" for
            John  D.  White,  and  18,388,088  votes  "For"  and  376,840  votes
            "Withheld"  for Thomas G.  Lasorda.  The  stockholders  ratified the appointment  of  Ernst  &  Young  LLP as the  Company's  independent
            auditors  for  the  year  ending   December  30,  2003.  As  to  the
            ratification of auditors, there were 18,022,045 votes "For", 738,325 votes "Against" and 4,558 votes "Abstained".

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Reports on Form 8-K

                 During the twelve weeks ended June 17, 2003,  the Company filed
                 Form 8-K on the following dates under Item 5 - Other Events:

                    April 11, 2003   First Quarter Earnings Results

            (b)  Exhibits

                   99.1      Certification  of Chief Executive  Officer pursuant
                             to Section 906 of the Sarbanes-Oxley Act
                   99.2      Certification  of Chief Financial  Officer pursuant
                             to Section 906 of the Sarbanes-Oxley Act
                   99.3      Employment agreement,  dated April 29, 2003 between
                             the Company and John D. White
                   99.4      Employment agreement,  dated April 29, 2003 between
                             the Company and T.D. O'Connell
                   99.5      Employment agreement,  dated April 29, 2003 between
                             the Company and Gerald T. Aaron
                   99.6      Employment agreement,  dated April 29, 2003 between
                             the Company and Randall H. Pierce

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                            Lone Star Steakhouse & Saloon, Inc.
                                            (Registrant)

      Date:  August 1, 2003                 /s/ Randall H. Pierce
                                            ----------------------------------
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

Date:  August 1, 2003

                                             By: /s/ Jamie B. Coulter
                                                 -----------------------
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

Date:  August 1, 2003

                                           By: /s/ Randall H. Pierce
                                               -------------------------
                                               Randall H. Pierce
                                               Chief Financial Officer