Form 10-Q
period 2003-09-09
LONE STAR STEAKHOUSE & SALOON INC
filed 2003-10-24
CIK 883670

                         DRAFT as of 10/21/2003 4:47 PM

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarter ended                                        Commission file number
September 9, 2003                                                0-19907
-----------------                                                -------

                       LONE STAR STEAKHOUSE amp; SALOON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            48-1109495
           --------                                            ----------
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

           CLASS                                 Outstanding at October 17, 2003
           -----                                         20,837,479 SHARES
COMMON STOCK, $.01 PAR VALUE

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      Index

                                                                                                                                       Page
                                                                                                                                      Number
PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets                                    2
      at September 9, 2003 and December 31, 2002

      Condensed Consolidated Statements of                                     3
      Income for the twelve weeks ended
      September 9, 2003 and September 3, 2002

      Condensed Consolidated Statements of                                     4
      Income for the thirty-six weeks ended
      September 9, 2003 and September 3, 2002

      Condensed Consolidated Statements of                                     5
      Cash Flows for the thirty-six weeks ended
      September 9, 2003 and September 3, 2002

      Notes to Condensed Consolidated                                          6
      Financial Statements

Item 2.  Management's Discussion and                                          11
Analysis of Financial Condition and
Results of Operations

Item 3. Quantitative and Qualitative                                          19
Disclosures about Market Risks

Item 4.  Controls and Procedures                                              19

PART II.  OTHER INFORMATION
          -----------------
Items 1, 2, 3, and 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 4.   Submission of Matters to a Vote of Stockholders                     20

Item 6.  Exhibits and Reports on Form 8-K                                     20

                              LONE STAR STEAKHOUSE & SALOON, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)
                                          (Unaudited)

                                                                        September 9, 2003   December 31, 2002
                                                                        -----------------   -----------------
              ASSETS

Current assets:
    Cash and cash equivalents                                                $  81,139           $  65,369
    Inventories                                                                 12,288              12,390
    Other current assets                                                        10,037               9,312
                                                                             ---------           ---------
         Total current assets                                                  103,464              87,071
Property and equipment                                                         522,077             520,513
Less accumulated depreciation and amortization                                (197,607)           (181,778)
                                                                             ---------           ---------
                                                                               324,470             338,735

Other assets:
    Deferred income taxes                                                       17,608              13,171
    Intangible and other assets, net                                            35,102              34,336
                                                                             ---------           ---------
             Total assets                                                    $ 480,644           $ 473,313
                                                                             =========           =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  13,857           $  16,084
    Other current liabilities                                                   31,573              26,412
                                                                             ---------           ---------
             Total current liabilities                                          45,430              42,496

Long term liabilities, principally defered compensation obligations             16,620              11,058
Stockholders' equity:
    Preferred stock                                                                 --                  --
    Common stock                                                                   208                 210
    Additional paid-in capital                                                 179,854             189,908
    Retained earnings                                                          251,496             241,601
    Common stock held by Trust                                                  (3,663)                 --
    Accumulated other comprehensive loss                                        (9,301)            (11,960)
                                                                             ---------           ---------
             Total stockholders' equity                                        418,594             419,759
                                                                             ---------           ---------
             Total liabilities and stockholders' equity                      $ 480,644           $ 473,313
                                                                             =========           =========

                                    See accompanying notes.

                                 LONE STAR STEAKHOUSE & SALOON, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except for per share amounts)
                                           (Unaudited)

                                                                  For the twelve weeks ended
                                                           -------------------------------------------
                                                           September 9, 2003         September 3, 2002
                                                           -----------------         -----------------

Net sales                                                      $ 136,394                   $ 133,798
Costs and expenses:
    Costs of sales                                                49,460                      43,735
    Restaurant operating expenses                                 65,909                      62,817
    Depreciation and amortization                                  4,871                       5,829
                                                               ---------                   ---------
Restaurant costs and expenses                                    120,240                     112,381
                                                               ---------                   ---------
Restaurant operating income                                       16,154                      21,417
General and administrative expenses                               10,578                      10,334
Non-cash stock compensation expense                                   75                         711
                                                               ---------                   ---------
Income from operations                                             5,501                      10,372
Other income, net                                                     47                         198
                                                               ---------                   ---------
Income from continuing operations before income taxes              5,548                      10,570
Provision for income taxes                                         1,880                       2,325
                                                               ---------                   ---------
Income from continuing operations                                  3,668                       8,245
Discontinued operations:
    Loss from operations of discontinued restaurants                  (6)                        (73)
    Income tax benefit                                                 2                          26
                                                               ---------                   ---------
    Loss on discontinued operations                                   (4)                        (47)
                                                               ---------                   ---------
Net income                                                     $   3,664                   $   8,198
                                                               =========                   =========

Basic earnings per share:
    Continuing operations                                      $    0.18                   $    0.37
    Discontinued operations                                           --                          --
                                                               ---------                   ---------
    Basic earnings per share                                   $    0.18                   $    0.37
                                                               =========                   =========
Diluted earnings per share:
    Continuing operatons                                       $    0.15                   $    0.32
    Discontinued operations                                           --                          --
                                                               ---------                   ---------
    Diluted earnings per share                                 $    0.15                   $    0.32
                                                               =========                   =========

Dividends per share                                            $   0.165                   $    0.15
                                                               =========                   =========

                                    See accompanying notes.

                                 LONE STAR STEAKHOUSE & SALOON, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except for per share amounts)
                                             (Unaudited)

                                                                         For the thirty-six weeks ended
                                                                  --------------------------------------------
                                                                  September 9, 2003          September 3, 2002
                                                                  -----------------          -----------------

Net sales                                                              $ 424,167                   $ 420,504
Costs and expenses:
    Costs of sales                                                       148,702                     137,359
    Restaurant operating expenses                                        198,886                     188,933
    Depreciation and amortization                                         15,157                      17,621
                                                                       ---------                   ---------
Restaurant costs and expenses                                            362,745                     343,913
                                                                       ---------                   ---------
Restaurant operating income                                               61,422                      76,591
General and administrative expenses                                       31,945                      31,263
Abandoned merger expense                                                      --                       2,967
Non-cash stock compensation expense                                        1,201                       2,273
                                                                       ---------                   ---------
Income from operations                                                    28,276                      40,088
Other income, net                                                            522                         850
                                                                       ---------                   ---------
Income from continuing operations before income taxes
    and cumulative effect of accounting change                            28,798                      40,938
Provision for income taxes                                                 9,307                      13,749
                                                                       ---------                   ---------
Income from continuing operations before cumulative
    effect of accounting change                                           19,491                      27,189
Discontinued operations:
    Income (loss) from operations of discontinued restaurants                817                        (660)
    Income tax benefit (provision)                                          (286)                        237
                                                                       ---------                   ---------
    Income (loss) on discontinued operations                                 531                        (423)
                                                                       ---------                   ---------
Income before cumulative effect of accounting change                      20,022                      26,766
Cumulative effect of accounting change, net of tax                            --                        (318)
                                                                       ---------                   ---------
Net income                                                             $  20,022                   $  26,448
                                                                       =========                   =========

Basic earnings (loss) per share:
    Continuing operations                                              $    0.94                   $    1.14
    Discontinued operations                                                 0.02                       (0.02)
    Cumulative effect of accounting change                                    --                       (0.01)
                                                                       ---------                   ---------
    Basic earnings per share                                           $    0.96                   $    1.11
                                                                       =========                   =========
Diluted earnings (loss) per share:
    Continuing operatons                                               $    0.82                   $    1.00
    Discontinued operations                                                 0.02                       (0.02)
    Cumulative effect of accounting change                                    --                       (0.01)
                                                                       ---------                   ---------
    Diluted earnings per share                                         $    0.84                   $    0.97
                                                                       =========                   =========

Dividends per share                                                    $    0.48                   $    0.45
                                                                       =========                   =========

                                    See accompanying notes.

                                                     LONE STAR STEAKHOUSE & SALOON, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (In thousands)
                                                                 (Unaudited)

                                                                                   For the thirty-six weeks ended
                                                                                --------------------------------------
                                                                                September 9, 2003    September 3, 2002
                                                                                -----------------    -----------------
Cash flows from operating activities:
    Net income                                                                        $ 20,022           $ 26,448
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                                  17,370             20,302
         Non-cash stock compensation expense                                             1,201              2,273
         Provision for impaired assets and restaurant closings                              --                200
         Loss from sale of assets                                                          112                149
         Cumulative effect of accounting change                                             --                508
         Deferred income taxes                                                          (4,437)              (392)
         (Income) loss from discontinued operations                                       (531)               423
         Net change in operating assets and liabilities:
              Change in operating assets                                                  (549)             1,006
              Change in operating liabilities                                            4,164             (7,348)
                                                                                      --------           --------
Net cash provided by operating activities of continuing operations                      37,352             43,569
Cash flows from investing activities:
    Purchases of property and equipment                                                 (3,834)            (1,653)
    Proceeds from sale of assets                                                         1,401              2,806
    Other                                                                                  477                 53
                                                                                      --------           --------
Net cash provided by (used in) investing activities of continuing operations            (1,956)             1,206
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           5,884             22,521
    Common stock repurchased and retired                                               (18,454)           (86,301)
    Cash dividends                                                                     (10,127)           (10,572)
                                                                                      --------           --------
Net cash used in financing activities of continuing operations                         (22,697)           (74,352)
Effect of exchange rate changes on cash                                                    872                273
Net cash provided by (used in) discontinued operations                                   2,199               (187)
                                                                                      --------           --------
Net increase (decrease) in cash and cash equivalents                                    15,770            (29,491)
Cash and cash equivalents at beginning of period                                        65,369             82,919
                                                                                      --------           --------
Cash and cash equivalents at end of period                                            $ 81,139           $ 53,428
                                                                                      ========           ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                        $  2,305           $ 13,997
                                                                                      ========           ========

                                    See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    BASIS OF PRESENTATION
      ---------------------

          The unaudited condensed  consolidated financial statements include all
adjustments,   consisting  of  normal,   recurring  accruals,  which  Lone  Star
Steakhouse  &  Saloon,  Inc.  (the  "Company")  considers  necessary  for a fair presentation  of the financial  position and the results of  operations  for the periods presented.  The results for the thirty-six weeks ended September 9, 2003 are not  necessarily  indicative of the results to be expected for the full year ending December 30, 2003.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 31, 2002.

          Certain  amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    COMPREHENSIVE INCOME
      --------------------

Comprehensive income is comprised of the following:

                                      For the twelve weeks ended         For the thirty-six weeks ended
                                      --------------------------         ------------------------------
                                      Sept. 9, 2003   Sept. 3, 2002      Sept. 9, 2003    Sept. 3, 2002
                                      -------------   -------------      -------------    -------------
Net income                            $ 3,664             $ 8,198         $20,022            $26,448

Foreign currency translation
        adjustments                      (292)               (566)          2,659              1,116
                                      -------             -------         -------            -------
Comprehensive income                  $ 3,372             $ 7,632         $22,681            $27,564
                                      =======             =======         =======            =======

3.    EARNINGS PER SHARE
      ------------------

          Basic  earnings per share  amounts are computed  based on the weighted
average  number  of  shares  actually  outstanding.   For  purposes  of  diluted
computations,  average shares  outstanding  has been adjusted to reflect (1) the number of  shares  that  would be issued  from the  exercise  of stock  options, reduced  by the  number of shares  which  could  have  been  purchased  from the proceeds  at the average  market  price of the  Company's  stock or price of the
Company's stock on the exercise date if options were exercised during the period presented  and (2) the  number  of shares  that may be  issuable  to effect  the
settlement  of  certain  deferred  compensation   liabilities  pursuant  to  the
Company's Stock Option Deferred Compensation Plan. The effect of shares issuable to settle the  deferred  compensation  liabilities  are  included for the twelve weeks ended  September 9, 2003 and have not been presented for any other periods as their effect would have been anti-dilutive.

          The weighted average shares  outstanding for the periods presented are as follows (in thousands):

                                          For the twelve weeks ended           For the thirty-six weeks ended
                                          ------------------------------      -----------------------------------
                                          Sept. 9, 2003    Sept. 3, 2002      Sept. 9, 2003     Sept. 3, 2002
                                          -------------    -------------      -------------     -------------
Basic average shares outstanding               20,584         22,263            20,787           23,736
Diluted average shares outstanding             23,703         25,625            23,814           27,318

4.    TERM REVOLVER
      -------------

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The  commitment  terminates at June
30, 2004;  however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing, the Company may elect to pay interest at either SunTrust
Bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused  amount of the credit  facility.  At September 9, 2003 and at December 31, 2002, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank, under which no borrowings were outstanding at September 9, 2003 and at December 31, 2002.  The loan  commitment  matures in August 2004 and required interest only payments through April 2003, at which time the loan converted to a term note with monthly  principal and interest  payments  sufficient to amortize the loan over its remaining  term.  The interest rate is at .50% below the daily prime rate as published  in the Wall Street  Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused  portion of the credit facility.

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

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  purchased  891,000  shares of its common stock during the  thirty-six  weeks ended  September 9, 2003,  and excluding the
4,000,000 shares repurchased in the tender offer as previously  described,  made no purchases of its common stock during the thirty-six  weeks ended September 3,
2002.  The  Company  is  accounting  for the  purchases  using the  constructive retirement method of accounting  wherein the aggregate par value of the stock is charged to the  common  stock  account  and the excess of cost over par value is charged to paid-in capital.

      In  September   2002,  the  Company   adopted  a  Stock  Option   Deferred
Compensation  Plan (the "Plan"),  which allows  certain key  executives to defer compensation  arising  from the  exercise  of stock  options  granted  under the
Company's  1992  Incentive  and  Nonqualified  Stock  Option  Plan.  During  the
thirty-six  weeks ended  September 9, 2003, the Company issued 300,000 shares of its common  stock to effect the  exercise of such stock  options in exchange for
122,855  shares of the  Company's  common stock as payment for such shares.  The
122,855  shares  received  by the Company  were  cancelled.  The Company  issued
122,855  shares to the  optionee  and  pursuant  to the  terms of the Plan,  the
Company  issued 177,145 shares to a Rabbi trust (the "Trust") with Intrust Bank,
NA serving as the  trustee.  The Trust  holds the shares for the  benefit of the participating  employees  ("Participant(s)").  Under  the  terms  of  the  Plan,
Participants may elect to change the Plan's  investments from time to time which may result in the sale of the  shares.  Since the  shares  held by the Trust are held pursuant to a deferred  compensation  arrangement whereby amounts earned by an employee  are  invested in the stock of the employer and placed in the Trust, the Company  accounts for the  arrangement  as required by Emerging  Issues Task
Force   ("EITF")   consensus  on  Issue  No.  97-14,   ACCOUNTING  FOR  DEFERRED
COMPENSATION  ARRANGEMENTS  WHERE  AMOUNTS  EARNED ARE HELD IN A RABBI TRUST AND

INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  Condensed  Consolidated Balance
Sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred compensation obligations.  At September 9, 2003, the Trust held 177,145 shares of the Company's  common stock.  Included in non-cash stock  compensation expense for the twelve and thirty-six weeks ended September 9, 2003 was a credit of $95 and a charge of $314,  respectively,  relating to the accounting for such shares.

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
123 been applied to all awards  granted to employees  after January 1, 1995. The effect of this change was to  decrease  net income  $5,375  ($0.24 per share for basic earnings and $0.21 per share for diluted earnings) and increase net income
$14,017  ($0.59  per share for basic  earnings  and $0.51 per share for  diluted earnings) for the twelve weeks and the thirty-six weeks ended September 3, 2002, respectively.

7.    ACCOUNTING CHANGES
      ------------------

      During  the  first  quarter  of  fiscal  2002,  the  Company  adopted  the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, requiring that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. The application of the impairment provisions of SFAS No. 142 resulted in a charge for the  cumulative  effect of an  accounting  change of $318,000 or
$0.01 per basic share, net of income taxes of $190,000, to reflect impairment of certain goodwill related to Australian investments.

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

9.    SUBSEQUENT EVENTS
      -----------------

      On September  25,  2003,  the Board of  Directors  declared the  Company's quarterly  cash  dividend  of  $0.165  per share  payable  October  20,  2003 to stockholders of record on October 6, 2003.

10.   DISCONTINUED OPERATIONS
      -----------------------

      Pursuant to the provisions of SFAS No. 144 as previously described in Note
7 to the condensed consolidated financial statements, the Company closed certain restaurants  during the year ended  December 31, 2002 which met the criteria for
the  operations  of  the   restaurants  to  be  accounted  for  as  discontinued
operations.  In addition, the Company closed and abandoned one Australian leased restaurant  during the twelve weeks ended  September 9, 2003.  The components of the loss from discontinued operations are as follows:

                                   For the twelve weeks ended       For the thirty-six weeks ended
                                   ------------------------------   ------------------------------
                                   Sept. 9, 2003    Sept. 3, 2002   Sept. 9, 2003    Sept. 3, 2002
                                   -------------    -------------   -------------    -------------

Loss from operations                   $   (16)         $   (73)         $   (32)         $  (660)
Gain on disposal of assets                  10                -              849                -
Income tax benefit (provision)               2               26             (286)             237
                                   -------------    -------------   -------------    -------------

Income (loss) from
 discontinued operations               $    (4)         $   (47)         $   531          $  (423)
                                   =============    =============   =============    =============
Net sales from discontinued
 operations                            $   164          $   694          $   541          $ 2,517
                                   =============    =============   =============    =============

11.   INCOME TAX
      ----------

      The  effective  income tax rate was 33.9% and 22.0% for the  twelve  weeks ended September 9, 2003 and September 3, 2002, respectively, and 32.3% and 33.6%
for the  thirty-six  weeks  ended  September  9,  2003 and  September  3,  2002, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses,  and the tax  effect of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related amortization  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to the incentive  stock options at the time the options are exercised to the extent that the exercise is followed by a  disqualifying  disposition of the shares by the optionee.  The effective rate for the twelve weeks ended September
3, 2002 is significantly  impacted by the tax benefit arising from disqualifying dispositions of shares related to incentive stock options.

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

      The Company did not open any restaurants during the thirty-six weeks ended
September 9, 2003 or the year ended December 31, 2002.

      There were 249 operating domestic Lone Star restaurants as of September 9,
2003.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.  The Company  closed one domestic  Lone Star  restaurant in February
2002,  and a domestic Lone Star  restaurant  was destroyed by fire in March 2002 and was not rebuilt.

      The  Company  currently  operates  five Del  Frisco's  Double  Eagle ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The  Company  currently  operates  fifteen  Sullivan's  Steakhouse
("Sullivan's") restaurants and one Frankie's Italian Grille restaurant.

      Internationally,  the Company currently  operates 19 Lone Star restaurants in Australia  and a licensee  operates  one Lone Star  restaurant  in Guam.  The
Company  closed one Lone Star  restaurant  in  Australia in August 2003 and five
Lone Star restaurants in Australia during the year ended December 31, 2002.

      The  Company's  operating  margins are impacted by the price of beef which has increased significantly during the thirty-six weeks ended September 9, 2003.

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

                                                               TWELVE WEEKS ENDED (1)          THIRTY-SIX WEEKS ENDED
                                                               ----------------------------    -----------------------------
                                                               Sept. 9, 2003   Sept. 3, 2002   Sept. 9, 2003   Sept. 3, 2002
                                                               -------------   -------------   -------------   -------------

Statement of Operations Data:
      Net sales ...........................................         100.0%        100.0%          100.0%          100.0%
      Costs and expenses:
            Costs of sales ................................          36.3          32.7            35.1            32.7

            Restaurant operating expenses .................          48.3          46.9            46.9            44.9

            Depreciation and amortization .................           3.6           4.4             3.5             4.2
                                                               -------------   -------------   -------------   -------------
                  Restaurant costs and expenses ...........          88.2          84.0            85.5            81.8
                                                               -------------   -------------   -------------   -------------

      Restaurant operating income .........................          11.8          16.0            14.5            18.2

      General and administrative expenses .................           7.7           7.7             7.5             7.4
      Abandoned merger expenses ...........................             -             -               -             0.7
      Non-cash stock compensation expense .................           0.1           0.5             0.3             0.5
                                                               -------------   -------------   -------------   -------------

      Income from operations ..............................           4.0           7.8             6.7             9.6
      Other income, net ...................................           0.1           0.1             0.1             0.2
                                                               -------------   -------------   -------------   -------------

      Income from continuing operations before income taxes
        and cumulative effect of accounting change ........           4.1           7.9             6.8             9.8

      Provision for income taxes ..........................           1.4           1.7             2.2             3.3
                                                               -------------   -------------   -------------   -------------

      Income from continuing operations before cumulative
        effect of accounting change .......................           2.7           6.2             4.6             6.5

      Income (loss) from discontinued operations, net of
       applicable income taxes ............................             -          (0.1)            0.1            (0.1)
                                                               -------------   -------------   -------------   -------------

      Income before cumulative effect of accounting change            2.7           6.1             4.7             6.4
      Cumulative effect of accounting change, net of tax ..             -             -               -            (0.1)
                                                               -------------   -------------   -------------   -------------

      Net income ..........................................           2.7%          6.1%            4.7%            6.3%
                                                               =============   =============   =============   =============

(1)  The Company  operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal  quarters for the Company consist of accounting  periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

                      LONE STAR STEAKHOUSE & SALOON, INC.

       TWELVE WEEKS ENDED SEPTEMBER 9, 2003 COMPARED TO TWELVE WEEKS ENDED
    SEPTEMBER 3, 2002 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales increased  $2,596 or 1.9% to $136,394 for the twelve weeks ended
September 9, 2003,  compared to $133,798 for the twelve weeks ended September 3,
2002.  Sales were  negatively  impacted in the current  quarter by the fact that there was a calendar shift in the timing of Father's Day, an important sales day for domestic Lone Star  restaurants,  as Father's Day occurred during the second quarter of 2003 and the third quarter in 2002. The decline in sales attributable to the shift in Father's Day is estimated to be approximately  $1,800;  however, the decline was more than offset by  increased  sales at the  Company's  upscale restaurants  and  the  impact  of  more  favorable  foreign  exchange  rates  in
Australia.  In the aggregate,  same store sales increased 1.2% compared with the prior year period.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 36.3% from 32.7% due primarily to increased beef costs.

      Restaurant operating expenses for the twelve weeks ended September 9, 2003 increased  $3,092 to $65,909  compared to $62,817 in the prior year period,  and increased  as a  percentage  of net sales to 48.3% from 46.9%.  The  increase is primarily attributable to (1) approximately $1,100 due to increased salaries for increased  manager  staffing and indirect  labor for payroll  related  taxes and insurance costs,  (2)  approximately  $410 for increased  building and equipment repairs,  (3) approximately  $350 for increased  utilities and (4) approximately
$460 for increased advertising spending.

      Depreciation  and  amortization  decreased $958 for the twelve weeks ended
September  9,  2003  compared  with the  prior  year  period.  The  decrease  is attributable  primarily to a reduction in  depreciation  for certain assets that have become fully depreciated.

      General and  administrative  expenses  increased $244 for the twelve weeks ended  September 9, 2003 compared to the prior year period.  The increase is due primarily to increased  costs of  approximately  $890 for directors and officers liability  insurance and travel  costs.  The  increases  were largely  offset by
reductions   in   incentive   compensation,   professional   fees  and  software
amortization expenses.

      Non-cash stock  compensation  expense for the twelve weeks ended September
9, 2003  decreased  $636  compared  to the prior year  period.  The  decrease is primarily attributable to lower amortization of such costs.

      Other income,  net for the twelve weeks ended  September 9, 2003,  was $47 compared to $198 for the prior year period.  The decrease is  attributable  to a decrease  in gains from sales of assets  and a decline in  interest  income as a result of lower interest rates.

      The  effective  income tax rate was 33.9% and 22.0% for the  twelve  weeks ended September 9, 2003 and September 3, 2002,  respectively.  The factors which cause the  effective  tax rates to vary from the federal  statutory  rate of 35%
include state income taxes,  the impact of FICA Tip and other  credits,  certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company  associated  with incentive stock options and  the  related  amortization  associated  with  such  options  in the  income statement. However, tax benefits may arise at the time the incentive options are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition  of the shares by the optionee.  The effective tax rate for the 2002 period was  significantly  impacted by tax benefits  arising from  disqualifying dispositions of shares related to incentive stock options for tax purposes.  The
2003  period  reflects  both a  decrease  in the  amortization  of stock  option compensation  and a  decrease  in  tax  benefits  resulting  from  disqualifying disposition of shares related to incentive stock options.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the year ended December 31, 2002 and the twelve weeks ended  September 9,
2003  which are  required  to be reported as discontinued operations pursuant to

SFAS No.  144.  See Note 10 to the  Notes to  Condensed  Consolidated  Financial
Statements for additional information.

                      LONE STAR STEAKHOUSE & SALOON, INC.

                    THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 2003
              COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 3, 2002
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales  increased  $3,663 or 0.9% to $424,167 for the thirty-six  weeks ended  September 9, 2003,  compared to $420,504 for the  thirty-six  weeks ended
September 3, 2002. Same store sales increased 0.6% compared with the prior year.
The increase in net sales is primarily  attributable  to an increase in sales at the Company's  upscale  restaurants and by the impact of more favorable  foreign currency exchange rates in Australia.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 35.1% from 32.7% due primarily to increased beef costs.

      Restaurant  operating expenses for the thirty-six weeks ended September 9,
2003 increased $9,953 to $198,886 compared to $188,933 in the prior year period, and increased as a percentage of net sales to 46.9% from 44.9%.  The increase is primarily attributable to (1) approximately $3,200 due to increased salaries for increased  manager  staffing and indirect  labor for payroll  related  taxes and insurance costs, (2) approximately  $1,100 for increased  advertising  spending,
(3)  approximately  $1,890 for increased  building and equipment repairs and (4)
approximately $1,100 for increased utilities.

      Depreciation  and  amortization  decreased $2,464 for the thirty-six weeks ended  September 9, 2003  compared  with the prior year period.  The decrease is attributable  primarily to a reduction in  depreciation  for certain assets that have become fully depreciated.

      General and  administrative  expenses  increased  $682 for the  thirty-six weeks ended September 9, 2003 compared to the prior year period. The increase is due  primarily to increased  costs of  approximately  $2,100 for  directors  and officers liability insurance and travel and recruiting costs. The increases were largely offset by reductions in incentive  compensation,  professional  fees and software amortization expense.

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

      Non-cash  stock  compensation  expense  for  the  thirty-six  weeks  ended
September  9, 2003  decreased  $1,072  compared  to the prior year  period.  The decrease reflects approximately $1,385 for lower amortization of such costs. The decrease was partially offset by a charge of $313 relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred  compensation  arrangement.  See  Note  5 to  the  Notes  to  Condensed
Consolidated Financial Statements for additional information.

      Other income,  net for the thirty-six  weeks ended  September 9, 2003, was
$522 compared to $850 for the prior year period. The decrease is attributable to a decline in  interest  income as a result of lower  interest  rates and reduced amounts of excess funds available for investment.

      The effective income tax rate was 32.3% and 33.6% for the thirty-six weeks ended September 9, 2003 and September 3, 2002,  respectively.  The factors which cause the  effective  tax rates to vary from the federal  statutory  rate of 35%
include state income taxes,  the impact of FICA Tip and other  credits,  certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company  associated  with incentive stock options and  the  related  amortization  associated  with  such  options  in the  income statement. However, tax benefits may arise at the time the incentive options are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition  of the shares by the  optionee.  The decrease in the  effective tax rate for 2003  primarily  reflects  the  impact of a  decrease  in the amount of amortization  of stock  option  compensation  attributable  to  incentive  stock options as compared to the prior year period.

      Discontinued  operations  reflect the  operations  of  restaurants  closed during the year ended December 31, 2002 and the thirty-six weeks ended September
9, 2003 which are required to be reported as discontinued operations pursuant to
SFAS No.  144.  The income for the  thirty-six  weeks  ended  September  9, 2003 results  primarily  from a gain on the  disposal  of assets.  See Note 10 to the
Notes to Condensed Consolidated Financial Statements for additional information.

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

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little  effect on overall labor costs.  Historically  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a material  impact on  operating  margins.  During  fiscal  2003 the Company has experienced significant increases in beef prices. If the price of beef continues at its current  level,  it will continue to have a material  impact on operating margins

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the thirty-six weeks ended September 9, 2003 and September 3, 2002:

                                                                      Thirty-six weeks ended
                                                                      ----------------------
                                                                Sept. 9, 2003      Sept. 3, 2002
                                                                -------------      -------------
Net cash provided by operating activities ............          $ 37,352             43,569
Net cash provided by (used in) investing activities ..            (1,956)             1,206
Net cash used in financing activities ................           (22,697)           (74,352)
Effect of exchange rate changes on cash ..............               872                273
Net cash provided by (used in) discontinued operations             2,199               (187)
                                                                -------------      -------------
Net increase (decrease) in cash and cash equivilants .          $ 15,770           $(29,491)
                                                                =============      =============

      The  decrease  in net  cash  provided  by  operating  activities  for  the thirty-six week period ended September 9, 2003 compared to the prior year period is  due  to a  decrease  in  net  income  and a  decrease  in  depreciation  and amortization.

      During the thirty-six  week period ended  September 9, 2003, the Company's investment in property and equipment was $3,834  compared to $1,653 for the same period in 2002.  In the  thirty-six  week period ended  September  9, 2003,  the
Company  received  $1,401 in proceeds from the sale of assets compared to $2,806 in the same period in 2002.

      During the  thirty-six  week period ended  September 9, 2003,  the Company received net  proceeds of $5,884 from the  issuance of 697,371  shares of common stock due to the exercise of stock options  compared to proceeds of $22,521 from the issuance of 1,980,708  shares issued  pursuant to stock option  exercises in the same period in 2002.

      In June 2002, the Company  completed a Modified Dutch Auction tender offer for the purchase of  4,000,000  shares of its common stock at a price of $21.375 per share. The aggregate cost to repurchase the shares was $86,301 including the costs of the tender  offer.  The  transaction  was financed  from the  Company's existing available cash.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  During the thirty-six  week period ended September 9,
2003 the Company  purchased  891,000  shares of common stock at a cost of $20.71 per share or an  aggregate  cost of  $18,454.  Except for the  4,000,000  shares repurchased  in the tender  offer  previously  described,  the  Company  did not purchase any common stock during the same period in 2002.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2003,  the Company  increased its quarterly  cash dividend  from $.15 to $.165 per share  commencing in the second quarter of fiscal 2003.  During the  thirty-six  week period ended  September 9,
2003,  the Company  paid  dividends  of $10,127 or $.48 per share as compared to
$10,752 or $.45 per share in the same period in 2002.

      At  September  9,  2003,   the  Company  had  $81,139  in  cash  and  cash
equivalents.  The Company had available  $55,000 in unsecured  revolving  credit facilities. At September 9, 2003, the Company had no outstanding borrowings. See
Note 4 to the Notes to Condensed  Consolidated Financial Statements in this Form
10-Q for a further description of the Company's credit facilities.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized  gains and losses for the 2003 and 2002 periods were not significant.
As of September 9, 2003, the Company had no positions in futures contracts.

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

FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking  statements  involve risks and  uncertainty,  including  without limitation,  the ability of the Company to open new restaurants,  general market conditions, the price of beef, competition and pricing and other risks set forth in the Company's  Annual Report on Form 10-K for the fiscal year ended  December
31,  2002.  Although  the  Company  believes  the  assumptions   underlying  the
forward-looking   statements  contained  herein  are  reasonable,   any  of  the
assumptions could be inaccurate,  and therefore,  there can be no assurance that the  forward-looking  statements  contained  in  the  report  will  prove  to be accurate.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          -----------------------------------------------------------

          The Company's  exposure to market risks was not significant during the twelve and thirty-six weeks ended September 9, 2003.

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

          As of the end of the  period  covered by the Form  10-Q,  the  Company
          carried  out  an  evaluation   under  the  supervision  and  with  the
          participation  of the  Company's  management,  including the Company's
          Chief  Executive   Officer  and  Chief  Financial   Officer,   of  the
          effectiveness of the design and operation of the Company's  disclosure controls and procedures  pursuant to the Securities  Exchange Act Rule
          13a-14.  Based upon that evaluation,  the Chief Executive  Officer and
          Chief  Financial  Officer  concluded  that  the  Company's  disclosure controls  and  procedures  are  effective in timely  alerting  them to
          material   information   relating  to  the  Company   (including   its
          consolidated  subsidiaries)  required to be in the Company's  periodic
          SEC  filings.  There  were no  significant  changes  in the  Company's internal controls or in other factors that could significantly  affect these controls subsequent to the date of their evaluation.

          Certifications  of the Chief  Executive  Officer  and Chief  Financial
          Officer  regarding,   among  other  items,   disclosure  controls  and
          procedures  are included  immediately  after the signature  section of this Form 10-Q.

Part II.  OTHER INFORMATION
--------  -----------------

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Reports on Form 8-K

              During  the twelve  weeks  ended  September  9, 2003,  the Company
              filed   Form  8-Ks on the  following  dates  under  Item 5 - Other
              Events: July 9, 2003 and July 17, 2003

              In  addition,  the  Company   filed  a  Form  8-K  under  Item 9 -
              Regulation FD Disclosure on July 8, 2003.

          (b) Exhibits

              31.1     Certification  of Chief  Executive  Officer  pursuant  to
                       Section 302 of the Sarbanes-Oxley Act.

              31.2     Certification  of Chief  Financial  Officer  pursuant  to
                       Section 302 of the Sarbanes-Oxley Act.

              32.1     Certification  of Chief  Executive  Officer  pursuant  to
                       Section 906 of the Sarbanes-Oxley Act

              32.2     Certification  of Chief  Financial  Officer  pursuant  to
                       Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & Saloon, Inc.
                                        (Registrant)

Date:  October 24, 2003                 /s/ Randall H. Pierce
                                        ----------------------------------------
                                        Randall H. Pierce
                                        Chief Financial Officer

                       LONE STAR STEAKHOUSE & Saloon, Inc.

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LONE STAR STEAKHOUSE & Saloon, Inc.
                                        (Registrant)

Date:  October 24, 2003                 /s/ Randall H. Pierce
                                        ----------------------------------------
                                        Chief Financial Officer

