Form 10-K
period 2003-12-30
LONE STAR STEAKHOUSE & SALOON INC
filed 2004-03-10
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       --
                                    FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934   [FEE REQUIRED]

       For the fiscal year ended December 30, 2003
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

            As of June 17, 2003, the aggregate  market value of the Registrant's
Common Stock held by non-affiliates  of the Registrant was $411,873,919.  Solely for the purpose of this  calculation,  shares held by directors  and officers of the  Registrant  have  been  excluded.  Such  exclusion  should  not be deemed a determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            As of February 23, 2004, there were 21,136,692 shares outstanding of the Registrant's Common Stock.

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

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I

                                     PART II

5.  Market for the Registrant's Common Equity and Related
     Stockholder Matter.....................................................13
6.  Selected Financial Data.................................................14
7.  Management's Discussion and Analysis of Financial Condition and Results

9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...................................................28
9A.Controls and Procedures..................................................28

                                    PART III

10. Directors and Executive Officers of the Registrant......................29
11. Executive Compensation..................................................29
12. Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters........................................29
13. Certain Relationships and Related Transactions..........................29
14. Principal Accountants Fees and Services.................................29

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........30
    Signatures..............................................................32

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

ITEM 1.           BUSINESS

BACKGROUND

            As of February 23, 2004,  Lone Star  Steakhouse & Saloon,  Inc. (the
"Company")  owned and operated  250  mid-priced,  full  service,  casual  dining restaurants  located in the United  States,  which  operate under the trade name
Lone Star  Steakhouse  & Saloon or Lone  Star Cafe  ("Lone  Star" or " Lone Star
Steakhouse  &  Saloon"),  20 Texas  Land & Cattle  Co.  ("Texas  Land & Cattle")
restaurants,  and 20  upscale  steakhouse  restaurants,  five  operating  as Del
Frisco's Double Eagle Steak House ("Del Frisco's")  restaurants and 15 operating as Sullivan's Steakhouse ("Sullivan's") restaurants. The Company also operates a mid-priced  restaurant operating as Frankie's Italian Grille  ("Frankie's").  In addition,  a licensee  operates three Lone Star  restaurants in California and a licensee operates a Del Frisco's restaurant in Orlando, Florida.

            The Texas Land & Cattle restaurants were purchased out of bankruptcy on January 28,  2004,  and none of their  operating  results are included in the accompanying  financial information relating to the year ended December 30, 2003 or prior years.

            Internationally,  licensees operate 13 Lone Star Steakhouse & Saloon restaurants in Australia and one in Guam.

            Steak  continues  to be one of the most  frequently  ordered  dinner entrees at  restaurants.  In 2003,  the United States  Department of Agriculture
estimated the average  annual per capita  consumption of beef to be 65.2 pounds, down slightly  from 2002.  Company  management  believes the limited menu of its restaurants,  which  concentrates  primarily on high quality USDA  choice-graded steaks,  and the appeal of its "Texas Roadhouse"  ambiance and excellent service distinguishes  Lone Star restaurants.  Company  management  believes  Sullivan's restaurants are distinguished by featuring high quality,  top end choice of beef whereas Del Frisco's  restaurants are  distinguished  by featuring high quality,
USDA prime graded  steaks.  In  addition,  Sullivan's  and Del Frisco's  feature specialized  new entrees,  award-winning  wine lists,  an exciting  ambiance and attentive team service.

            The Company's  focus on selection,  training and in-store  execution along  with Lone  Star's  continued  marketing  initiatives  and the  successful creation  of the  Sullivan's  upscale  concept  and the  development  of the Del
Frisco's concept, differentiate the Company from other restaurant companies that operate steakhouse restaurants.  The Company believes that through its operation of four (4) distinct steak restaurant concepts, it has positioned itself as "The
Steak Company."

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
Lone Star  restaurants  are open seven days a week and most serve both lunch and dinner with an average  check per customer for 2003 of  approximately  $12.00 at lunch and $19.00 at dinner.

            Del  Frisco's  is  designed  to  serve  a  sophisticated  clientele, including  business  related  dining  occasions,  and  is the  recipient  of the prestigious  Ivy Award and has been elected to the fine dining hall of fame. The
Del Frisco's  concept  embraces an elegant and timeless early twentieth  century motif.  The concept  features old ways of cooking,  such as master  broiling and roasting.  Del Frisco's  decor and ambiance  include dark woods,  fabric  walls, fireplaces,  separate  dining rooms and soft  background  music.  These elements enhance  the  dining  experience  and  establish  a  distinct  identity  for Del
Frisco's.  Del  Frisco's  is further  distinguished  by its high  quality,  USDA prime-graded steaks hand cut in each restaurant.  Del Frisco's restaurants serve dinner only,  except the New York City restaurant  which is also open for lunch, and are generally  open Monday  through  Saturday  with an average  dinner guest check of approximately $87.00.

            Sullivan's  was named after the legendary  boxer,  John L. Sullivan, and embraces a Chicago style 1940's  steakhouse theme with nostalgic  influences that feature jazz and swing music. In 1997, Sullivan's was named the hot concept of the year by  Nation's  Restaurant  News.  The bar  features  live jazz  music several  nights a week.  The decor  includes an open  kitchen,  separate  dining
rooms,  dark  wood  paneling,   carpeted  floors,   warm  lighting,   and  white
tablecloths. Sullivan's is distinguished by its high quality, well aged, midwest grain fed steaks,  chops, and seafood.  Most Sullivan's  restaurants serve lunch and dinner, and are generally open seven days a week with an average guest check per customer of approximately $65.00.

            Texas Land & Cattle  restaurants  are mid-priced full service dining restaurants  located in Texas  (19) and New Mexico  (1).  The  concept  features authentic  Texas ranch house settings with large  fireplaces,  serving lunch and dinner  seven days per week.  The average  check per  customer is  approximately
$13.00 at lunch and at $18.00 at dinner.

            Frankie's  Italian Grille is a mid-priced  casual dining  restaurant featuring  traditional  Italian cuisine in large portions.  Frankie's features a high energy, vibrant atmosphere and is open seven days a week, serving lunch and dinner,  with  check  averages  of  approximately  $12.00 at lunch and $28.00 at dinner.

CORPORATE STRATEGY

            During 2003,  the Company did not open any new  restaurants.  During
2003,  the Company sold 13 Lone Star  restaurants in Australia to a licensee and closed an additional seven Australian Lone Star restaurants.

            The Company is currently  evaluating  development  opportunities for all concepts for 2004 and beyond,  depending on site  availability,  the economy and other  considerations.  In addition,  the Company plans to test and evaluate remodeling  certain  domestic  Lone  Star  locations  and is in the  process  of developing a new prototype building.

            During  2003,  the  Company   continued  its  focus  on  operational
consistency,  improved guest satisfaction and management staffing and retention.

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

            The  Company's  strategy  is to grow its unit base  modestly in 2004 with no more than 6-10 new units, and to evaluate further  expansion in light of the  economy,  site  availability  and  other  considerations.  There  can be no assurance  that the Company will be able to achieve its  expansion  goals.  Lone
Star remodels,  if  successfully  tested could roll out more rapidly,  but would entail the costs associated with retaining and retraining staff and lost revenue during the time  restaurants are closed for  remodeling,  as well as the cost of the remodeling.

            As of February 23, 2004, the Company has opened one new Lone Star in
2004, one new Lone Star  restaurant  under  construction,  and secured sites for three additional restaurants.

UNIT ECONOMICS

            The Company's  management  team focuses on selecting  locations with the  potential of  producing  significant  revenues  while  controlling  capital expenditures and occupancy  costs. The Company's Lone Star restaurants  averaged approximately  $1.9 million in sales on an annualized  basis during 2003. Of the
250 Lone Star restaurants  open at February 23, 2004, 90 were leased  facilities and had an average cash  investment of  approximately  $1.0 million and 160 were owned and had an average cost for land  acquisition,  construction and equipment of approximately $1.9 million.

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

            The menu at Texas Land & Cattle Steak House  restaurants  features a selection of high quality,  mesquite grilled steaks,  smoked sirloin, as well as prime rib, ribs, chicken, fish, shrimp and combinations. Most dinners consist of a complete meal including salad, bread and butter and a choice of side dish. The lunch menu offers a selection of hamburgers,  sandwiches, luncheon steaks, soups and  salads.  Appetizers  and  desserts,  together  with a full bar  service  is available.  Alcoholic  beverage service accounts for  approximately 11% of Texas
Land & Cattle Steak House net sales.

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

            Leases are  negotiated  generally with a primary term of five years, with multiple  renewal options.  The Company has generally  required between 150 and 280 days  after the  signing  of a lease or the  closing  of a  purchase  to complete  construction  and open a new restaurant.  Additional time is sometimes required to obtain  certain  government  approvals and licenses,  such as liquor licenses.

RESTAURANT LAYOUT

            The  Company   believes  the  decor  and  interior   design  of  its
restaurants  significantly contribute to its success. The Lone Star restaurants'
open layout  permits  customers to view the bar and Texas  memorabilia,  thereby enhancing  the casual  dining  atmosphere.  The Company also designs its kitchen space  for  efficiency  of  workflow,  thereby  minimizing  the  amount of space required.

            Lone Star restaurants  currently average  approximately 5,800 square feet and include a dining area with seating for approximately 220 customers.  In addition,  a bar area is  located  adjacent  to the  dining  room  primarily  to accommodate  customers waiting for dining tables or to accommodate  overflow. In some restaurants, an outside patio area provides additional seating.

            The   original  Del  Frisco's   restaurant   in  Dallas,   Texas  is
approximately  10,000  square  feet and  seats  approximately  350  persons  and includes an extended wine cellar,  with private dining  available.  In addition,
Del  Frisco's  features a bar area  adjacent  to the dining  room  primarily  to accommodate  customers  waiting for  tables.  The Ft.  Worth,  Texas and Denver,
Colorado Del Frisco's restaurants are approximately 8,000 and 12,000 square feet and seat  approximately  300 and 360  persons,  respectively.  The New York City location  is  approximately  16,500  square  feet and the Las Vegas  location is approximately 11,000 square feet.

            The first  Sullivan's  restaurant  in Austin,  Texas was expanded in
1997 by 4,500 square feet to 12,000 square feet and now seats 320 customers. The other Sullivan's  restaurants  range from 7,000 to 9,000 square feet. A separate jazz bar area  called  "Ringside"  is utilized  at the Baton  Rouge,  Louisiana,
Dallas and Houston,  Texas  Sullivan's  restaurants.  The Sullivan's bar area is separate from the dining room and is designed to be a  destination  unto itself, featuring live jazz music and an upbeat, convivial atmosphere.

            Texas Land & Cattle restaurants average  approximately 7,300 sq. ft.
and have seating for approximately 280 customers.

MARKETING

            Lone Star restaurants are "destination  location  restaurants"  that focus on the mid-priced full service casual dining market segments.  The Company
is  committed   to  customer   service,   providing  an  excellent   price-value
relationship  and  coupled  with the unique  "Texas  Roadhouse"  ambiance of its restaurants attracts and retains customers. Accordingly, the Company has focused its  resources  on  providing  customers  with  superior  service,  value and an exciting  and  vibrant  atmosphere,  and  relied  primarily  on word of mouth to attract new  customers.  The Company  also  utilizes  billboard  advertising  to promote its  restaurants  and build  customer  awareness.  The Company  utilizes direct mail featuring new products and limited price promotions in lieu of media advertising.  This marketing  strategy enables the Company to provide  marketing support for all its Lone Star restaurants.

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

PURCHASING

            Approximately 61% of the consumable products used in the restaurants are distributed through and delivered by a single vendor. The Company negotiates directly  with  suppliers  for food and beverage  products to ensure  consistent quality and freshness of products and to obtain competitive  prices. The Company purchases  substantially  all food and beverage  products from local or national suppliers.  Food and supplies are shipped directly to the restaurants,  although invoices for purchases are sent to the Company for payment. The Company does not maintain  a  central  product  warehouse  or  commissary.  The  Company  has not
experienced  any  significant  delays  in  receiving   restaurant  supplies  and
equipment.  From time to time,  the  Company  may engage in  forward  pricing or consider other risk management strategies with regard to its meat and other food costs to minimize  the impact of potential  price  fluctuations.  This  practice could help  stabilize  the  Company's  food costs  during  times of  fluctuating prices. The Company did not engage in any forward pricing or hedging in 2003. As of February 23, 2004, the Company had no significant forward pricing contracts.

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

            Any future  development and  construction of additional  restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working  conditions,  overtime and tip credits and other employee matters. Significant numbers of the Company's food service and preparation  personnel are paid at rates related to the federal minimum wage and, accordingly,  further increases in the federal, state or local minimum wage could increase the Company's labor costs.

TRADEMARKS

            The Company  regards  its  primary  marks,  Lone Star  Steakhouse  &
Saloon(R),  Lone Star  Cafe(R),  Del  Frisco's(R)  Double Eagle Steak  House(R),
Sullivan's  Steakhouse(R)  and Texas Land & Cattle  Company  Steak  House(R)  as
having  significant  value and as being an important  factor in the marketing of its restaurants.  The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas. However, the Company  believes  such uses have not had a material  adverse  effect on the
Company's financial condition or its results of operations. The Company's policy is to  pursue  registration  of  its  marks  whenever  possible  and  to  oppose vigorously  infringements of its marks. The Company has obtained registration of its marks in numerous foreign countries.

EMPLOYEES

            As of February 23, 2004, the Company employed  approximately  19,440 persons,  11 of whom  are  executive  officers,  94 of whom are  office  support personnel,  7 of whom are regional  managers,  35 of whom are district managers, approximately  1,400  of  whom  are  restaurant  management  personnel  and  the remainder of whom are hourly restaurant  personnel.  While none of the Company's employees are currently covered by a collective  bargaining  agreement,  a Union has been  certified  to  represent  certain of the  Company's  employees  at its
Atlantic  City,  New  Jersey  restaurant.  To  date,  there  have  been  several negotiating  sessions,  but  none  since  December  19,  2002.  There  can be no assurance  that the Company will be able to negotiate a contract with this Union on terms acceptable to the Company. The Company considers its employee relations to be good.

WEBSITE ACCESS

            The Company's  website  address is  www.lonestarsteakhouse.com.  The
Company's  filings  with the  Securities  and  Exchange  Commission  ("SEC") are available at no cost on its website as soon as  practicable  after the filing of such reports with the SEC.

ITEM 2.  PROPERTIES.

            As of February 23, 2004,  the Company leased 90 and owned 160 of its
Lone Star restaurant locations. At such date, the Company leased three and owned two Del Frisco's restaurants locations. Of the 15 Sullivan's restaurants, 13 are leased and two are owned. All of the Texas Land & Cattle restaurants are leased.
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
During  2003,  the  Company  acquired  a  land  site  in  Dundee,  Michigan  for construction of a Lone Star Restaurant.

            In addition,  the Company has entered into three  additional  leases for  land  for  construction  of  Lone  Star  restaurants  in  Hampton,  Virgina
(currently under construction), Mitchell, South Dakota, and Columbia, Missouri.

                  RESTAURANT LOCATIONS AS OF FEBRUARY 23, 2004

            The  following  table  sets  forth  the  location  of the  Company's existing,  open domestic Lone Star  Steakhouse & Saloon (250)  Restaurants,  Del
Frisco's (5) restaurants,  Sullivan's (15) restaurants, Texas Land & Cattle (20)
restaurants, and (1) Frankie's Restaurant

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

            The Vice  Chancellor  issued  his  decision  on  December  18,  2002 dismissing  numerous  counts and also  substantially  reducing  the scope of two other claims,  both involving the repricing of stock options.  Two of the counts sustained by the court involve  challenges to change of control agreements which have now expired.  On January 17, 2003, the Vice Chancellor agreed to permit the plaintiff to proceed with its discovery to obtain certain documents from certain third parties and the named defendants, and ordered the plaintiff to timely file its motion to amend its complaint.

            On  April  16,  2003,  CalPERS  filed a  Motion  for  Leave to Amend
Plaintiff's First Amended Complaint,  which complaint added no additional causes but added  allegations  which are subsequent to the date of the first  complaint and  allegations  which also  address  counts  which were  dismissed by the Vice
Chancellor  on December 18, 2002.  All  defendants  filed  objections to CalPERS attempt to amend and oral  argument was heard by the Vice  Chancellor  on August
21, 2003.  As of this date,  no decision has been rendered and discovery by both parties continues.

            The Company is involved from time to time in  litigation  arising in the  ordinary  course of  business  as well as the matter set forth  above.  The
Company  believes the outcome of such  matters will not have a material  adverse effect on its consolidated financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were  submitted to a vote of the holders of the Company's
Common  Stock  during the  fourth  quarter of the  Company's  fiscal  year ended
December 30, 2003.

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

                                              Prices
                                              ------
  Calendar 2003                    High                      Low
  -------------                    ----                      ---
First Quarter                     $21.99                    $18.32
Second Quarter                    $23.10                    $18.84
Third Quarter                     $23.34                    $20.66
Fourth Quarter                    $23.49                    $20.35

                                               Prices
                                               ------
  Calendar 2002                    High                      Low
  -------------                    ----                      ---
First Quarter                     $21.02                    $14.25
Second Quarter                    $21.95                    $16.00
Third Quarter                     $24.81                    $18.02
Fourth Quarter                    $22.07                    $17.35

DIVIDENDS

            The Company  initiated  the payment of quarterly  cash  dividends in
April 2000 and paid cash  dividends at the rate of $0.125 per share each quarter until January 2002.  The Company  increased its quarterly cash dividend to $0.15 per share, in January 2002, to $.165 per share and in February 2003 and to $.175 per share in February 2004. The Company plans to continue the quarterly dividend payments for the  foreseeable  future;  however,  there can be no assurance that such cash  dividends  will  continue  to be paid or as to the amount of the cash dividend.

NUMBER OF STOCKHOLDERS

            As of February 23,  2004,  there were  approximately  350 holders of record of the Company's  Common Stock.  The Company believes there are in excess of 7,000 beneficial owners of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

            The  information  required  by this  item  will be in the  Company's definitive  proxy  materials  to be  filed  with  the  Securities  and  Exchange
Commission  and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated  financial data and is  qualified by  reference  to and should be read in  conjunction  with the consolidated  financial  statements  and the  notes  thereto  and  "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included elsewhere in this Form 10-K. The selected  consolidated  financial data of the Company as of December 30, 2003 and  December  31, 2002,  and for each of the five years in the period  ended  December  30,  2003,  were derived from the
Company's  audited  consolidated  financial  statements.  The pro forma data set forth below for the periods  presented  are  unaudited and have been prepared by management solely to facilitate period-to-period comparison and do not represent the actual  results  of  operations  for the  periods  presented.  The pro forma amounts reflect the adjusted amounts applicable for fiscal years 2001, 2000, and
1999 to give retroactive effect for the non-amortization  provisions of SFAS No.
142 requiring  that  goodwill and  intangible  assets deemed to have  indefinite lives no longer be  amortized,  but are  subject to annual  impairment  tests in accordance  with SFAS No. 142, which was adopted by the Company  effective as of the beginning of fiscal 2002.

                                                                                        Year Ended In December(1)
                                                         ---------------------------------------------------------------------------
                                                                                  (Amounts in thousands, except share data)

                                                              2003           2002              2001           2000           1999
                                                              ----           ----              ----           ----           ----
Income Statement Data:

Net sales                                               $    591,401    $    593,617    $    571,115    $    544,111    $    545,901

Costs and expenses:

   Costs of sales                                            212,593         194,183         195,707         190,730         194,313
   Restaurant operating expenses                             274,388         265,730         264,758         257,458         242,953
   Restaurant depreciation and
     amortization                                             20,817          24,452          25,876          26,363          28,533
   General and administrative expenses                        43,346          45,085          41,884          40,422          33,949
   Abandoned merger expenses                                    --             2,990            --              --              --
   Non-cash stock compensation expense                         1,474           2,949           3,212          12,016          14,944
   Contribution - "Dine for America"                            --              --             2,124            --              --
   Provision for impaired assets and
      restaurant closings                                       --               792             565           3,142          37,875
                                                        ------------    ------------    ------------     -----------     -----------

Total costs and expenses                                     552,618         536,181         534,126         530,131         552,567
                                                        ------------    ------------    ------------     -----------     -----------

Income (loss) from operations                                 38,783          57,436          36,989          13,980          (6,666)

Other income, net                                                553           2,986           4,906           3,350           2,171
                                                        ------------    ------------    ------------     -----------     -----------

Income (loss) from continuing operations before
   provision for income taxes                                 39,336          60,422          41,895          17,330          (4,495)

Benefit (provision) for income taxes                         (12,013)        (20,040)        (14,703)         (5,971)          1,165
                                                        ------------    ------------    ------------     -----------     -----------

Income (loss) from continuing operations                      27,323          40,382          27,192          11,359          (3,330)

Discontinued operations:
   (Loss) from operations of discontinued restaurants        (10,774)         (1,322)         (6,644)         (5,625)         (2,098)
   Income tax benefit                                          2,117             467           2,354           1,972             729
                                                        ------------    ------------    ------------     -----------     -----------
   Loss on discontinued operations                            (8,657)           (855)         (4,290)         (3,653)         (1,369)
                                                        ------------    ------------    ------------     -----------     -----------

Income (loss) before cumulative effect of change in
   accounting principle                                       18,666          39,527          22,902           7,706          (4,699)

Cumulative effect of change in accounting principle
   (net of income tax of $190) (3)                              --              (318)           --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Net income (loss) (2)                                   $     18,666    $     39,209    $     22,902    $      7,706    $     (4,699)
                                                        ============    ============    ============    ============    ============

Basic earnings (loss) per share:
   Continuing operations                                $       1.31    $       1.76    $       1.13    $        .43    $       (.09)
   Discontinued operations (4)                                  (.41)           (.03)           (.18)           (.14)           (.04)
                                                        ------------    ------------    ------------    ------------    ------------
   Income (loss) before cumulative effect of
      change in accounting principle                             .90            1.73             .95             .29            (.13)

   Cumulative effect of change
      in accounting principle                                     --            (.02)             --              --              --
                                                        ------------    ------------    ------------    ------------    ------------

Basic earnings (loss) per share                         $        .90    $       1.71    $        .95    $        .29    $      (.13)
                                                        ============    ============    ============    ============    ============

Weighted average shares outstanding                       20,801,894      22,908,821      24,036,942      26,189,600      35,089,084
                                                        ============    ============    ============    ============    ============

Pro forma net income (loss) (2)                         $     18,666    $     39,527    $     23,825    $      8,789    $     (3,638)
                                                        ============    ============    ============    ============    ============

Pro forma basic earnings (loss) per share               $        .90    $       1.73    $        .99    $        .33    $       (.10)
                                                        ============    ============    ============    ============    ============

                                        At fiscal year end in December, (1)
                                --------------------------------------------------------
                                                 (Dollars in thousands)

                                  2003         2002        2001        2000        1999
Balance Sheet Data:

Working capital (deficit)      $  71,944   $  44,575   $  48,284   $  (1,716)   $  20,215
Total assets                     488,495     473,313     536,025     517,274      558,330
Stockholders' equity             421,099     419,759     475,435     466,135      509,177

(1)   The  Company  operates  on a 52 or  53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting  periods of 12, 12, 12, and 16 or 17 weeks,  respectively.  The
      Company's 1999,  2000,  2001, 2002 and 2003 fiscal years ended on December
      28, 26, 25, 31 and 30,  respectively.  Fiscal  2002  included  53 weeks of operations while fiscal 2003, 2001, 2000, and 1999 included 52 weeks.
(2)   Pro forma net income (loss)  amounts  reflect the  adjustments  for fiscal
      2001,  2000,  and  1999  to  give  retroactive  effect  to the  change  in accounting for the  non-amortization  provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as adopted by the Company effective as of the first quarter of fiscal 2002.
(3)   The cumulative  effect of change in accounting  principles for fiscal 2002 reflect the impairment  charge of goodwill  related to certain  Australian investments  resulting  from the  adoption  of SFAS No.  142 in the  first quarter of fiscal 2002.
(4)   During  fiscal  2003,  the  Company  announced a plan to divest all of its
      Australian operations. In December 2003, the Company completed the sale to a  licensee  of 13 of its 19  restaurants  in  Australia  and  closed  the remaining six restaurants.  The losses included in discontinued operations for fiscal 2003 include aggregate pre-tax charges of approximately $12,000 incurred in connection with its exit activities from Australia,  including impairment losses related to assets either sold or to be sold, termination costs associated with employees and certain lease obligations,  and losses related to the realization of the Company's  cumulative  foreign  currency translation  adjustments.  See  Note  12  to  the  Consolidated  Financial
      Statements for additional information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

GENERAL

            The following  discussion and analysis should be read in conjunction with  the  information  set  forth  under  "Selected  Financial  Data"  and  the consolidated financial statements including the notes thereto included elsewhere in this Form 10-K.

            The Company  opened eleven  restaurants  in fiscal 2001, and none in fiscal 2002 and 2003.  The Company  opened one domestic Lone Star  restaurant in
February 2004.

            There  were 250  operating  domestic  Lone  Star  restaurants  as of
February 23, 2004. In addition,  a licensee operates three Lone Star restaurants in California.  The Company closed one domestic Lone Star restaurant in February
2002,  and a domestic Lone Star  restaurant  was destroyed by fire in March 2002 and was not rebuilt.

            The Company  currently  operates five Del Frisco's  restaurants.  In addition, a licensee operates one Del Frisco's restaurant. The Company currently operates fifteen Sullivan's restaurants.

            In addition,  during 2002 the Company  closed a Mexican food concept restaurant.

            Internationally,  licensees operate 13 Lone Star Steakhouse & Saloon restaurants  in Australia and one  restaurant in Guam.  During fiscal 2003,  the
Company sold 13  restaurants to a licensee in Australia and closed an additional seven restaurants in Australia. The Company closed five restaurants in Australia in fiscal 2002.

CRITICAL ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

            The  consolidated  financial  statements  are prepared in accordance with  accounting  principles  generally  accepted  in the United  States,  which require the Company to make  estimates and  assumptions  that affect the amounts reported in the consolidated  financial statements and notes thereto (see Note 1 to the  Consolidated  Financial  Statements).  The Company  believes that of its significant  accounting  policies,  the following represent  accounting policies that may involve a higher degree of judgment and complexity.

IMPAIRMENT OF LONG-LIVED ASSETS - UNDERPERFORMING  RESTAURANTS AND DEFINITE LIFE
INTANGIBLES  Property and equipment and definite life  intangibles  are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount  of an asset  may not be  recoverable.  The  Company  reviews  applicable intangible assets and long-lived assets related to each restaurant on a periodic basis.  When  events or changes in  circumstances  indicate  an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected  undiscounted future cash flows is less than the carrying value of the asset,  an impairment loss is recognized.
The  impairment  loss is  recognized  by measuring  the  difference  between the carrying  value of the  assets  and the fair  market  value of the  assets.  The
Company's  estimates of fair values are based on the best information  available and require the use of  estimates,  judgments,  and  projections  as  considered necessary. The actual results may vary significantly.

IMPAIRMENT  OF  LONG-LIVED  ASSETS - GOODWILL AND  INDEFINITE  LIFE  INTANGIBLES
Goodwill and certain intangible assets deemed to have indefinite lives which are not subject to amortization are subjected to an annual  impairment test, or more frequent tests if indicators of impairment exist. In assessing recoverability of goodwill,  the Company may be required to make assumptions  regarding  estimated future cash flow and other  factors to determine  the fair value.  The amount of fair value for certain  intangible  assets having  indefinite  lives are made by reference to recent market  transactions.  An impairment loss is recognized when the estimates of fair value are less than the carrying value of the assets.

SELF-INSURANCE  RESERVES During fiscal 2003, the Company adopted  self-insurance programs for its worker's compensation,  general liability, and medical benefits programs.  In order to minimize the exposure under the self-insurance  programs, the Company has purchased  stop-loss coverage both on a per occurrence and on an aggregate  basis.  The self insured  losses under the programs are accrued based upon the Company's  estimate of the ultimate expected  liability for both claims incurred and on an incurred but not reported basis.  The  establishment  of such accruals for self-insurance involve certain management judgments and assumptions regarding the frequency or severity of claims, the historical  patterns of claim development  and the  Company's  experience  with claim reserve  management  and settlement  practices.  To  the  extent  actual  results  may  differ  from  the assumptions used to develop the accrual  estimate  amounts,  such  unanticipated changes  may  produce  significantly  different  amounts of  expense  than those estimated under the self-insurance program.

INCOME  TAXES - DEFERRED  INCOME TAX  Deferred  tax assets and  liabilities  are recognized for the effect of temporary  differences between the carrying amounts of assets and liabilities for financial  reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some  portion or all of the  deferred  tax asset will not be realized. The Company reviews the recoverability of any deferred tax assets  reflected in the balance sheet and provides any necessary  allowances as required. Any adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

            The  following  table  sets  forth  for the  periods  indicated  the percentages  which  certain  items  included in the  Consolidated  Statements of
Income bear to net sales.

                                                                                Year Ended
                                                                    -------------------------------------
                                                                    December 30, December 31, December 25,
                                                                      2003          2002         2001
                                                                    -------       -------       -------
                                                                            (Dollars in thousands)
Statement of Income:

Net sales                                                             100%          100%          100%
   Costs and expenses:
     Costs of sales                                                    36.0          32.7          34.3
     Restaurant operating expenses                                     46.4          44.8          46.4
     Depreciation and amortization                                      3.5           4.1           4.5
     Provision for impaired assets and restaurant closings               --           0.1           0.1
                                                                    -------       -------       -------
     Restaurant costs and expenses                                     85.9          81.7          85.3
                                                                    -------       -------       -------

Restaurant operating income                                            14.1          18.3          14.7
General and administrative expenses                                     7.3           7.6           7.3
Abandoned merger expenses                                                --           0.5            --
Non-cash stock compensation expense                                     0.2           0.5           0.6
Contribution - "Dine for America"                                        --            --           0.4
                                                                    -------       -------       -------

Income from operations                                                  6.6           9.7           6.4
Other income, net                                                       0.1           0.5           0.9
                                                                    -------       -------       -------

Income from continuing operations before income taxes
   and cumulative effect of accounting change                           6.7          10.2           7.3
Provision for income taxes                                              2.1           3.4           2.6
                                                                    -------       -------       -------
Income from continuing operations before cumulative
   effect of accounting change                                          4.6           6.8           4.7
Loss from discontinued operations, net of applicable income taxes      (1.4)         (0.1)         (0.7)
                                                                    -------       -------       -------

Income before cumulative effect of accounting change                    3.2           6.7           4.0
Cumulative effect of accounting change, net of tax                       --          (0.1)           --
                                                                    -------       -------       -------

Net income                                                              3.2%          6.6%          4.0%
                                                                    =======       =======       =======

LONE STAR STEAKHOUSE & SALOON, INC.

      YEAR ENDED DECEMBER 30, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002
                          (DOLLAR AMOUNTS IN THOUSANDS)

            Net sales  decreased  $2,216 or .4% to  $591,401  for the year ended
December  30, 2003  ("fiscal  2003"),  compared  to $593,617  for the year ended
December 31, 2002 ("fiscal 2002"). The decrease was attributable  principally to the fact that fiscal  2003 was a 52 week period  compared to a 53 week period in fiscal 2002.  In  addition,  since fiscal 2002 ended on December 31, the Company had two New Year's Eve revenue days in fiscal 2002 compared to no New Year's Eve revenues for fiscal 2003.  The Company  estimates that the extra week for fiscal
2002 provided  additional  sales of  approximately  $11,900.  Blended same store sales increased 1.9%.

            Costs  of  sales,  primarily  food  and  beverages,  increased  as a percentage  of net sales to 36.0% from 32.7% due  primarily  to  increased  beef costs. Restaurant operating expenses in fiscal 2003 increased $8,658 to $274,388 compared to $265,730 in fiscal 2002,  and increased as a percentage of net sales to 46.4% from 44.8%. The increase is primarily attributable to (1) approximately
$3,400 due to salaries for  increased  manager  staffing and indirect  labor for payroll  related  taxes  and  insurance  costs,  (2)  approximately  $1,500  for increased  advertising  spending,  (3) approximately $670 for increased building and equipment repairs and (4) approximately $1,200 for increased utilities.

            Depreciation  and  amortization  decreased  $3,635  in  fiscal  2003 compared with fiscal 2002. The decrease is attributable primarily to a reduction in  depreciation  for certain assets that have become fully  depreciated.

            General and administrative  expenses decreased $1,739 in fiscal 2003 compared with fiscal 2002.  Fiscal 2003 expense  decreased as a result of (1) an approximately  $2,100 decrease for salary related costs,  reflecting primarily a decrease in incentive  compensation and (2) a decrease in professional  fees and related costs of  approximately  $1,700.  These decreases were offset in part by increases  in  directors  and  officers'  liability  insurance  costs as well as increased costs for travel and recruiting.

            Non-cash stock compensation  expense in fiscal 2003 decreased $1,475 compared with fiscal 2002. The decrease reflects  approximately $1,906 for lower amortization  of such costs.  The decrease was  partially  offset by a charge of
$431 relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement.  See Note
3 to the Consolidated Financial Statements for additional information.

            Other income,  net for fiscal 2003, was $553,  compared to $2,986 in fiscal  2002.  The  decrease  is  attributable  to a decrease in gain on sale of assets and a decline in interest  income as a result of lower interest rates and reduced amounts of excess funds available for investment.

            The  effective  income tax rate was 30.5% and 33.2% for fiscal  2003 and fiscal 2002,  respectively.  The factors which cause the effective tax rates to vary from the federal  statutory rate of 35% include state income taxes,  the impact of FICA Tip and other credits,  certain non-deductible  expenses, and the tax effect of incentive  stock options.  There is generally no tax impact to the
Company  associated  with incentive  stock options and the related  amortization associated with such options in the income statement.  However, tax benefits may arise at the time the  incentive  options are  exercised  to the extent that the exercise  is  followed  by a  disqualifying  disposition  of the  shares  by the optionee.  The decrease in the  effective  tax rate for fiscal 2003 reflects (1)
both the impact of a  decrease  in the amount of  amortization  of stock  option compensation  and an  increase  in tax  benefits  resulting  from  disqualifying disposition of shares related to incentive stock options,  and (2) the impact of
FICA Tip and other tax  credits on the lower  pre-tax  income  for  fiscal  2003 compared with fiscal 2002.

            Discontinued operations reflect the operations of restaurants closed during  fiscal 2003 and 2002 which are  required to be reported as  discontinued
operations  pursuant  to SFAS  No.  144.  Discontinued  operations  include  the applicable operations of Australia.  In December 2003, the Company completed the sale of 13 of its restaurants in Australia to a licensee, and the Company closed six other  restaurants in Australia prior to December 30, 2003. The discontinued
operations for fiscal 2003 include  aggregate  pre-tax charges of  approximately
$12,000  incurred  in  connection  with  its  exit  activities  from  Australia, including  impairment  losses,  termination  costs associated with employees and certain  lease  obligations,  and  losses  related  to  the  realization  of the
Company's  cumulative foreign currency translation  adjustments.  See Note 12 to the Consolidated Financial Statements for additional information.

LONE STAR STEAKHOUSE & SALOON, INC.

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 25, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)

            Net sales  increased  $22,502 or 3.9% to $593,617  for fiscal  2002, compared to $571,115 for the year ended December 25, 2001 ("fiscal  2001").  The increase  was  attributable  to (1) the fact  fiscal  2002 was a 53 week  period compared to a 52 week period in fiscal  2001,  allowing  the Company to have two
New  Year's  eve sales days in 2002 and (2)  incremental  sales of $11,800  from eleven new domestic Lone Star  restaurants  opened  during fiscal 2001.  Blended same store sales decreased 0.4% compared with the comparable prior year period.

            Costs  of  sales,  primarily  food  and  beverages,  decreased  as a percentage  of net sales to 32.7% from 34.3% due primarily to a decrease in beef costs.  The decrease was partially  offset by the impact of promotional  pricing from the Company's direct mail campaigns initiated late in the second quarter of fiscal 2001.

            Restaurant  operating  expenses increased $972 to $265,730 in fiscal
2002  compared to $264,758 in fiscal 2001,  but decreased as a percentage of net sales to 44.8% from 46.4%.  The decrease as a percent of sales largely  reflects the leverage from increased sales volumes. In addition,  the Company experienced lower  overall  labor  costs as a result  of  improved  labor  efficiencies  and controls.  In terms of absolute dollars, the increase is primarily  attributable to (1)  approximately  $3,400 for increased  building and equipment  maintenance costs and (2)  approximately  $2,300 for increased  general  liability and other insurance  costs.  The  increases  were  largely  offset  by (1) a  decrease  in advertising  expenses  of  approximately  $3,300 as the  Company  decreased  its spending for broadcast media and focused its advertising  efforts in print media and (2) a decrease of approximately $1,900 in pre-opening expenses.

            Depreciation  and  amortization  decreased  $1,424  in  fiscal  2002 compared  with fiscal 2001.  The decrease is  attributable  to the impact of the non-amortization  rules on accounting for goodwill and certain other intangibles and to a reduction in the depreciable  base for certain assets that became fully depreciated.

            Provision for impaired assets and restaurant closings in fiscal 2002 was $792 compared to $565 in fiscal 2001.  The provision in fiscal 2002 reflects a pre-tax charge of $250 for the write-down of one underperforming domestic Lone
Star  restaurant.  In addition,  the  provision for fiscal 2002 includes $542 of costs incurred for stores closed in previous years.

            General and administrative  expenses increased $3,201 in fiscal 2002 compared with fiscal 2001. The increase in absolute  dollars is due primarily to the  extra  week of  costs  incurred  in  fiscal  2002  relating  to the 53 week
accounting   period.   Fiscal  2002  expense   increased  as  a  result  of  (1)
approximately  $2,500  increase for salary related  costs,  reflecting a general inflationary  increase  in salary  levels,  an  increase  in the number of field supervisory  personnel  and  an  increase  in  incentive  compensation  and  (2)
approximately  $1,500 for increased  costs of directors  and officers  liability insurance and certain legal and  professional  expenses.  These  increases  were partially offset by decreases in recruiting,  travel and information  technology consulting costs.

            Abandoned  merger  expenses  of $2,990 for fiscal  2002  reflect the costs incurred  related to the proposed sale and merger of the Company which was terminated on May 4, 2002.  Such costs include fees paid to investment  advisors and legal counsel and certain  costs  reimbursed by the Company to the potential buyer in connection with its due diligence efforts.

            Non-cash stock  compensation  expense for fiscal 2002 decreased $263 compared  with fiscal 2001  reflecting  a decrease  in the  amortization  of the vested compensation amounts.

            Other income,  net for fiscal 2002,  was $2,986,  compared to $4,906 for  fiscal  2001.  The  decrease  is  attributable  to an  increase  in  credit availability  fees, a decrease in interest income and a decrease in gain on sale of assets.

            The  effective  income tax rate was 33.1% and 35.1% for fiscal  2003 and fiscal 2002,  respectively.  The factors which cause the effective tax rates to vary from the federal  statutory rate of 35% include state income taxes,  the impact of FICA Tip and other credits,  certain non-deductible  expenses, and the tax effect of incentive  stock options and the related  amortization  associated with such options in the income  statement.  However,  tax benefits may arise at the time the incentive  options are exercised to the extent that the exercise is followed  by a  disqualifying  disposition  of the shares by the  optionee.  The decrease  in the  effective  tax rate for  fiscal  2002  primarily  reflects  an increase in tax benefits resulting from the disqualifying  disposition of shares related to incentive stock options as compared with fiscal 2001.

            Discontinued  operations  reflect the  operations  of the  Company's
Australian  business and certain other  restaurants  closed subsequent to fiscal
2001 which are required to be reported as  discontinued  operations  pursuant to
SFAS  No.  144.  See  Note  12 to  the  Consolidated  Financial  Statements  for
additional information.

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

IMPACT OF INFLATION

            The primary  inflationary factors affecting the Company's operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel are tipped employees,  minimum wage changes generally have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as,  competitive  pressures which may limit the Company's ability to recover any cost increases in their entirety. Historically, inflation has not had a material  impact on operating  margins.  During  fiscal 2003,  the Company experienced significant increases in beef prices. If the price of beef continues at its recent  levels,  it will continue to have a material  negative  impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (Dollars in thousands, except share amounts)

The following table presents a summary of the Company's cash flows for the years ended:

                                                      December 30, December 31, December 25,
                                                          2003        2002        2001
                                                       ----------  -----------  ----------

Net cash provided by operating activities              $ 54,138    $ 74,792    $ 62,235
Net cash provided by (used in) investment activities     (8,106)      5,240       5,840
Net cash used by financing activities                   (27,149)    (98,843)    (15,382)
Effect of exchange rate changes on cash                   1,486         363           4
Net cash provided by discontinued operations             10,492         898       1,193
                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents   $ 30,861    $(17,550)   $ 53,890
                                                       ========    ========    ========

            The decrease in net cash provided by operating activities for fiscal
2003 compared with fiscal 2002 is due to a decrease in net income and a decrease in depreciation and amortization. The increase in net cash provided by operating activities  in fiscal 2002  compared to fiscal 2001 is due to an increase in net income.

            During  fiscal 2003,  2002,  and 2001,  the  Company's  purchases of property and equipment were $6,928, $2,776, and $3,924, respectively.  In fiscal
2003, 2002, and 2001, the Company  received  proceeds from the sale of assets of
$1,730, $7,879, and $10,098, respectively.

            The Company opened 11 restaurants in the past three fiscal years all of which opened during fiscal 2001.

            During  fiscal  2003,  the Company  received net proceeds of $10,244 from the issuance of 1,210,682 shares of its common stock due to the exercise of stock  options  compared to proceeds of $23,551 and $2,024 from the  issuance of
2,058,838 and 242,838 shares in fiscal 2002 and 2001, respectively.

            In June 2002, the Company  completed a Modified Dutch Auction tender offer for the  purchase of  4,000,000  shares of its common  stock at a price of
$21.375  per share.  The  aggregate  cost to  repurchase  the shares was $86,301 including the costs of the tender offer.  The  transaction was financed from the
Company's existing available cash.

            The  Company's  Board of Directors  has  authorized  the purchase of shares of the Company's  common stock from time to time in the open market or in privately  negotiated  transactions.  In  fiscal  2003,  the  Company  purchased
1,132,500  shares of its common  stock at a cost of $23,833.  In fiscal 2002 and

2001,  the Company  purchased  1,114,000 and 468,687 shares at a cost of $22,374 and $5,145, respectively. The shares repurchased exclude the 4,000,000 shares in the tender offer as previously described.

            The Company has paid  quarterly  cash  dividends on its common stock since the second quarter of fiscal 2000. In January 2003, the Company  increased its quarterly cash dividend from $.15 to $.165 per share.  The Company  recently announced in 2004 that it would  increase its quarterly cash dividend from $.165 to $.175 per share.  During  fiscal 2003,  2002,  and 2001 the Company paid cash dividends as follows:

                             Amount             Per Share
                             ------             ---------
    Fiscal 2003             $13,560              $0.645
    Fiscal 2002             $13,719              $0.60
    Fiscal 2001             $12,019              $0.50

            At  December  30,  2003,  the  Company  had $96,230 in cash and cash equivalents.  The Company had available  $55,000 in unsecured  revolving  credit facilities. At December 30, 2003, the Company had no outstanding borrowings. See
Note 4 to the Consolidated  Financial Statements in this Form 10-K for a further description  of the Company's  credit  facilities.  The Company  expects to fund future  requirements for normal investing and financing  activities through cash provided from operations and existing cash and cash equivalent balances.

            The Company's  contractual  obligations at December 30, 2003 are for operating leases as follows:

                             2004                          $10,312
                             2005                            8,137
                             2006                            5,777
                             2007                            3,969
                             2008                            2,693
                       Thereafter                            4,339
                                                           -------
Total operating lease obligations                          $35,227
                                                           =======

            In addition to the  contractual  obligations  set forth  above,  the
Company has assumed certain  contractual  obligations as of January 28, 2004 for operating  leases  in  connection  with its  acquisition  of  TX.C.C.,  Inc.  as described elsewhere herein. Such lease obligations are as follows:

                             2004                           $ 3,019
                             2005                             3,340
                             2006                             3,376
                             2007                             3,424
                             2008                             3,467
                       Thereafter                            23,464
                                                            -------
                                                            $40,090
                                                            =======

            The  Company  from  time to time may  utilize  derivative  financial instruments in the form of live beef cattle  futures  contracts to manage market risks and reduce its exposure  resulting from fluctuations in the price of meat.
Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs.  Realized and unrealized gains and losses for the period were not significant.  As of December
30, 2003, the Company had no positions in futures contracts.

RECENT DEVELOPMENTS
            On January 28, 2004, the Company's Joint Plan of  Reorganization  to
purchase   TX.C.C.,    Inc.,   and   affiliated   entities    TXCC-Preston   and
TXLC-Albuquerque  (collectively  "TXCC")  was  confirmed  by the  United  States
Bankruptcy Court for the District of Texas,  Dallas  Division.  The Plan will be funded by the Company and provides that the TXCC  creditors will receive cash or
Lone Star Steakhouse & Saloon, Inc. common stock, at the option of the creditor.
TXCC presently  operates  twenty Texas Land & Cattle Steak House(R)  restaurants located primarily in Texas. The Company will fund any cash requirements from its current available cash balances. The Company expects that the aggregate purchase price,  including the funding of payments to the  prepetition  creditors and the assumption of post petition liabilities will approximate $21,000.

IMPACT OF RECENTLY ISSUED FINANCIAL STANDARDS
            In June 2002,  the FASB issued SFAS No.  146,  ACCOUNTING  FOR COSTS
ASSOCIATED  WITH EXIT OR DISPOSAL  ACTIVITIES.  This  statement  requires that a liability for a cost associated with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.  SFAS No. 146 is effective for exit or disposal  activities that are initiated after December 31,
2002.  The Company has adopted the  provisions  of this  statement in connection with such  activities for  transactions  entered into subsequent to December 31,
2002.

RISK FACTORS
CHANGING CONSUMER  PREFERENCES AND DISCRETIONARY  SPENDING  PATTERNS,  POTENTIAL
OUTBREAKS  OF "MAD COW  DISEASE"  OR  "FOOT/MOUTH  DISEASE"  AND  OTHER  FACTORS
AFFECTING  THE  AVAILABILITY  OF BEEF COULD FORCE US TO MODIFY OUR  RESTAURANTS'
CONCEPT AND MENU AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

            Even if we are able to  successfully  compete with other  restaurant companies with similar concepts, we may be forced to make changes in one or more of our  concepts  in order to respond to  changes in  consumer  tastes or dining patterns.  Consumer  preferences  could be affected by health concerns about the consumption of beef, the primary item on our menus,  or by specific  events such as the  recently  confirmed  case of "mad  cow  disease"  by the  Department  of
Agriculture in the State of Washington or "foot/mouth disease" which occurred in the United Kingdom. In addition,  these events could reduce the available supply of beef or  significantly  raise  the price of beef.  If we change a  restaurant concept, we may lose additional  customers who do not prefer the new concept and menu,  and we may not be able to  attract  a  sufficient  new  customer  base to produce the revenue needed to make the restaurant  profitable.  In addition,  we may have  different or additional  competitors  for our intended  customers as a result  of such a concept  change  and may not be able to  successfully  compete against such competitors. Our success also depends on numerous factors affecting discretionary  consumer  spending,  including economic  conditions,  the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose  practical limits on pricing, either of which could reduce revenues and operating income.

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR PROFITABILITY.
            Our  profitability  is highly  sensitive to increases in food, labor and other  operating  costs.  During  fiscal  2003,  the Company  experienced  a significant  increase  in beef  prices.  If the price of beef  continues  at its recent levels,  it will continue to have a material negative effect on operating margins.  In  addition,  our  dependence  on frequent  deliveries  of fresh food supplies means that shortages or  interruptions  in supply could  materially and adversely affect our operations.  Moreover,  unfavorable  trends or developments concerning the following factors could adversely affect our results:

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

OUR  BUSINESS  DEPENDS ON A LIMITED  NUMBER OF KEY  PERSONNEL,  THE LOSS OF WHOM
COULD ADVERSELY AFFECT US.
            Some of our senior  executives are important to our success  because they have been  instrumental in setting the strategic  direction of our Company, operating  our business,  identifying,  recruiting  and training key  personnel, identifying  areas for expansion and arranging  necessary  financing.  These key personnel include Jamie B. Coulter, our Chief Executive Officer, T.D. O'Connell,
our  President  of Lone Star  Restaurants,  and  certain of our other  executive officers.  Although we believe there is a significant pool of talented personnel in the  restaurant  industry,  if these  members of our senior  management  team become  unable or unwilling  to continue in their  present  positions,  it could adversely affect our business and development.

SHAREHOLDERS  MAY NOT BE ABLE TO  RESELL  THEIR  STOCK  OR MAY HAVE TO SELL AT A
PRICE SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.
            The trading price for our common stock has been highly  volatile and could  continue  to be  subject  to  significant  fluctuations  in  response  to variations  in  our  quarterly  operating  results,  general  conditions  in the restaurant industry or the general economy, and other factors. In addition,  the stock market is subject to price and volume  fluctuations  affecting  the market price for public companies  generally,  or within broad industry  groups,  which fluctuations may be unrelated to the operating results or other circumstances of a particular  company.  Such  fluctuations may adversely affect the liquidity of our common stock, as well as the price that holders may achieve for their shares upon any future sale.

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

THE RISK OF FUTURE TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR REVENUE.
            As a  result  of the  terrorist  attacks  on the  United  States  on
September 11, 2001, a number of our  restaurants,  particularly our Del Frisco's and Sullivan's  restaurants,  were  negatively  affected.  Additionally,  recent terrorist warnings,  both in the United States and internationally,  suggest the
possibility   of   future   terrorist   attacks,   which   together   with   the
unpredictability of future military action and other responses to such terrorist attacks has resulted in economic uncertainty. The occurrence of future terrorist attacks may adversely affect our business and make it more difficult to forecast our future results of operation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See the Consolidated Financial Statements listed in the accompanying
Index to Financial  Statements.  Information  required for  financial  schedules under  Regulation  S-X has been omitted  since the required  information  is not present.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that information required to be disclosed in the Company's reports under the  Securities  Exchange Act of 1934,  such as this Form 10-K, is reported in accordance  with the  Securities  and Exchange  Commission's  rules.
Disclosure  controls are also  designed with the objective of ensuring that such information is accumulated and  communicated to management,  including the Chief
Executive  Officer and Chief  Financial  Officer as  appropriate to allow timely decisions regarding required disclosure.

            As of the end of the period  covered by the Form 10-K,  the  Company carried out an evaluation  under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to the Securities Exchange
Act Rule 13a-14.  Based upon that  evaluation,  the Chief Executive  Officer and
Chief Financial  Officer  concluded that the Company's  disclosure  controls and procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings.  There were no significant changes in the
Company's internal controls or in other factors that could significantly  affect these controls subsequent to the date of their evaluation.

            Certifications  of the Chief  Executive  Officer and Chief Financial
Officer  regarding,  among other items,  disclosure  controls and procedures are included as exhibits to this Form 10-K.

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
Commission  and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The  information  required  by  Item  14  will  be in the  Company's definitive  proxy  materials  to be  filed  with  the  Securities  and  Exchange
Commission  and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:
                  (1) Financial Statements.
                  See Index to Financial  Statements  which  appears herein.
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
      ******10.2      1992 Lone Star Steakhouse & Saloon,  Inc. Directors' Stock
                      Option Plan as amended the "Director's Plan"
        ****10.3      1992 Lone Star  Steakhouse & Saloon,  Inc.  Incentive  and
                      Non-qualified Stock Option Plan (the "Plan") as amended
          **10.4      Form of Indemnification Agreement for officers and directors of the Company
       *****10.7      Employment  Agreement  between  the  Company and Gerald T.
                      Aaron, dated April 24, 2003.
       *****10.8      Employment  Agreement  between  the Company and Randall H.
                      Pierce, dated April 24, 2003
       *****10.9      Employment   Agreement   between   the  Company  and  T.D.
                      O'Connell, dated April 24, 2003
      *****10.11      Employment  Agreement  between  the  Company  and  John D.
                      White, dated April 24, 2003
     ******10.20      Non-Qualified Deferred Compensation Plan
    *******10.21      Revolver Loan Agreement  dated August 10, 2001 between the
                      Company and Sun Trust Bank
 **********10.23      Lone Star Steakhouse & Saloon,  Inc. Stock Option Deferred
                      Compensation Plan dated September 30, 2002
 **********10.24      Deferred  Compensation  Agreement  dated  October  4, 2002 between LS Management, Inc. and Jamie B. Coulter
   ********10.25      Agreement  dated as of April 24, 2002  between the Company and Mark Saltzgaber
  *********10.26      Amendment to the Director's Plan
  *********10.27      Amendment to the Plan
          *21.1       Subsidiaries of the Company

          *23.1       Independent  Auditors'  consent  to the  incorporation  by reference in the Company's Registration Statements on Form
                      S-8 of the independent auditors' report included herein
          *31.1       Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 302 of the Sarbanes-Oxley Act
          *31.2       Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 302 of the Sarbanes-Oxley Act
          *32.1       Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act
          *32.2       Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act

      -----------------

        (b)   Reports  on Form 8-K:  During  the  fourth  quarter  of 2003,  the
              Company  filed  four  reports  on Form 8-K  under  Item #5 - Other
              Events on the  following  dates,  December 2, 2003,  December  10,
              2003, December 22, 2003 and December 23, 2003.

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
              Form 10-Q for the quarter ended June 17, 2003.
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
**********    Incorporated  by Reference to the Company's  Annual Report on Form
              10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of
Wichita, State of Kansas, on this 10th day of March 2004.

                                    LONE STAR STEAKHOUSE & SALOON, INC.
                                                (Registrant)

                                    /s/ Randall H. Pierce
                                    -------------------------------------
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

        SIGNATURE                   TITLE                       DATE
        ---------                   -----                       ----

/s/ Jamie B. Coulter        Chief Executive Officer          March 10, 2004
-----------------------     Principal Executive
   Jamie B. Coulter

/s/ John D. White           Executive Vice                   March 10, 2004
-----------------------     President,
   John D. White            Treasurer and Director

/s/ Randall H. Pierce       Chief Financial Officer          March 10, 2004
-----------------------     and Principal
   Randall H. Pierce        Accounting Officer

/s/ William B. Greene
-----------------------     Chairman of the Board            March 10, 2004
   William B. Greene        and Director

/s/ Anthony Bergamo
-----------------------     Director                         March 10, 2004
   Anthony Bergamo

/s/ Fred B. Chaney
-----------------------     Director                         March 10, 2004
   Fred B. Chaney

/s/ Thomas C. Lasorda
-----------------------     Director                         March 10, 2004
   Thomas C. Lasorda

/s/ Michael A. Ledeen
-----------------------     Director                         March 10, 2004
   Michael A. Ledeen

/s/ Clark R. Mandigo
-----------------------   Director                           March 10, 2004
   Clark R. Mandigo

/s/ Mark Saltzgaber
-----------------------   Director                           March 10, 2004
   Mark Saltzgaber

CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Steakhouse & Saloon, Inc.
Years Ended December 30, 2003, December 31, 2002, and December 25, 2001

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements

                                                                           Pages
                                                                           -----

Report of Independent Auditors.............................................F-1
Consolidated Balance Sheets as of December 30, 2003 and December 31, 2002..F-2
Consolidated Statements of Income for the years ended December 30, 2003,
   December 31, 2002, and December 25, 2001................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 30, 2003, December 31, 2002, and December 25, 2001.............F-6
Consolidated Statements of Cash Flows for the years ended
   December 30, 2003, December 31, 2002, and December 25, 2001.............F-7
Notes to Consolidated Financial Statements.................................F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Lone Star
Steakhouse & Saloon, Inc. (the Company) and subsidiaries as of December 30, 2003 and  December  31,  2002,  and the related  consolidated  statements  of income, stockholders'  equity,  and cash flows for each of the three years in the period ended December 30, 2003. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of  Lone  Star
Steakhouse & Saloon, Inc. and subsidiaries at December 30, 2003 and December 31,
2002, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended  December 30,  2003,  in  conformity with accounting principles generally accepted in the United States.

As discussed in Note 1,  effective  December 26, 2001,  the Company  adopted the provisions of SFAS No. 142,  GOODWILL AND OTHER INTANGIBLE  ASSETS. In addition, as discussed in Note 1,  effective  December 26, 2001,  the Company  adopted the provisions  of SFAS No.  144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR  DISPOSAL  OF
LONG-LIVED ASSETS.

                                                     /s/ Ernst & Young LLP

Kansas City, Missouri
February 20, 2004

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                    December 30,    December 31,
                                                        2003           2002
Assets
Current assets:
    Cash and cash equivalents                        $ 96,230         $ 65,369
    Inventories                                        12,955           12,390
    Deferred income taxes                               5,151            3,138
    Other                                               6,729            6,174
                                                     -------------------------
Total current assets                                  121,065           87,071

Property and equipment:
    Land                                              112,933          117,175
    Buildings                                         166,795          170,005
    Leasehold improvements                            109,091          112,283
    Equipment                                          99,621          100,620
    Furniture and fixtures                             18,828           20,430
                                                     -------------------------
                                                      507,268          520,513
    Less accumulated depreciation and amortization    195,048          181,778
                                                     -------------------------
                                                      312,220          338,735

Deferred compensation plan investments                 11,670            8,878

Other assets:
    Goodwill                                           11,513           11,513
    Intangible assets, net                             10,452           11,521
    Deferred income taxes                              16,228           13,171
    Other                                               5,347            2,424
                                                     -------------------------
                                                       43,540           38,629
                                                     -------------------------
Total assets                                         $488,495         $473,313
                                                     =========================

                                                                       December 30,    December 31,
                                                                          2003            2002
                                                                       ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $  12,166      $  13,378
    Sales tax payable                                                        3,018          2,706
    Accrued payroll                                                          8,118         10,851
    Real estate taxes                                                        2,380          2,407
    Gift certificates                                                        9,207          8,562
    Income taxes payable                                                     7,017           --
    Other                                                                    7,215          4,592
                                                                       ----------------------------
Total current liabilities                                                   49,121         42,496

Long-term liabilities, principally deferred
   compensation obligations                                                 18,275         11,058

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized; none issued                                                 --             --
    Common stock, $.01 par value, 98,000,000 shares
      authorized; 21,072,790 shares issued and
      outstanding (20,994,608 in 2002)                                         211            210
    Additional paid-in capital                                             177,844        189,908
    Retained earnings                                                      246,707        241,601
    Common stock held by trust                                              (3,663)          --
    Accumulated other comprehensive loss                                      --          (11,960)
                                                                       ----------------------------
Total stockholders' equity                                                 421,099        419,759

                                                                       ----------------------------
Total liabilities and stockholders' equity                               $ 488,495      $ 473,313
                                                                       ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                  (In Thousands, Except for Per Share Amounts)

                                                                         For the Year Ended
                                                             --------------------------------------------
                                                             December 30,    December 31,   December 25,
                                                                2003            2003           2001
                                                             --------------------------------------------

Net sales                                                     $ 591,401      $ 593,617      $ 571,115

Costs and expenses:
    Costs of sales                                              212,593        194,183        195,707
    Restaurant operating expenses                               274,388        265,730        264,758
    Depreciation and amortization                                20,817         24,452         25,876
    Provision for impaired assets and restaurant closings          --              792            565
                                                             -----------------------------------------
Restaurant costs and expenses                                   507,798        485,157        486,906
                                                             -----------------------------------------

Restaurant operating income                                      83,603        108,460         84,209

General and administrative expenses                              43,346         45,085         41,884
Abandoned merger expenses                                          --            2,990           --
Non-cash stock compensation expense                               1,474          2,949          3,212
Contribution - "Dine for America"                                  --             --            2,124
                                                             -----------------------------------------
Income from operations                                           38,783         57,436         36,989

Other income, net                                                   553          2,986          4,906
                                                             -----------------------------------------
Income from continuing operations before income
    taxes and cumulative effect of accounting changes            39,336         60,422         41,895

Provision for income taxes                                      (12,013)       (20,040)       (14,703)
                                                             -----------------------------------------
Income from continuing operations before
    cumulative effect of accounting change                       27,323         40,382         27,192

Discontinued operations:
    Loss from operations of discontinued restaurants            (10,774)        (1,322)        (6,644)
    Income tax benefit                                            2,117            467          2,354
                                                             -----------------------------------------
Loss on discontinued operations                                  (8,657)          (855)        (4,290)
                                                             -----------------------------------------
Income before cumulative effect of accounting change             18,666         39,527         22,902
Cumulative effect of accounting change, net of tax                 --             (318)          --
                                                             -----------------------------------------
Net income                                                    $  18,666      $  39,209      $  22,902
                                                             =========================================

                       Lone Star Steakhouse & Saloon, Inc.

                  Consolidated Statements of Income (continued)
                  (In Thousands, Except for Per Share Amounts)

                                                        For the Year Ended
                                             -----------------------------------------
                                             December 30,  December 31,   December 25,
                                                2003          2002           2001
                                             -----------------------------------------

Basic earnings per share:
    Continuing operations                      $   1.31     $   1.76       $   1.13
    Discontinued operations                        (.41)        (.03)          (.18)
    Cumulative effect of accounting change           --         (.02)            --
                                               ------------------------------------
Basic earnings per share                       $    .90     $   1.71       $    .95
                                               ====================================

Diluted earnings per share:
    Continuing operations                      $   1.15     $   1.53       $   1.07
    Discontinued operations                        (.36)        (.03)          (.17)
    Cumulative effect of accounting change           --         (.01)            --
                                               ------------------------------------
Diluted earnings per share                     $    .79     $   1.49       $    .90
                                               ====================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (In Thousands, Except Share Amounts)

                                                                                          Additional
                                                 Preferred         Common Stock             Paid-In       Retained
                                                   Stock       Number        Amount         Capital       Earnings
                                                ------------------------------------------------------------------------

Balance, December 26, 2000                            --     24,275,619    $       243    $   272,523    $   205,228
Stock options exercised                               --        242,838              2          2,022           --
Tax benefit related to options exercised              --           --             --              152           --
Common stock purchased and retired                    --       (468,687)            (5)        (5,140)          --
Cash dividends ($.50 per share)                       --           --             --             --          (12,019)
Redemption of preference rights                       --           --             --             (242)          --
Non-cash stock compensation expense                   --           --             --            3,212           --
Comprehensive income:
    Net income                                        --           --             --             --           22,902
    Foreign currency translation adjustments          --           --             --             --             --

Comprehensive income
                                                ------------------------------------------------------------------------
Balance, December 25, 2001                            --     24,049,770            240        272,527        216,111
Stock options exercised                               --      2,058,838             21         23,530           --
Tax provision related to options exercised            --           --             --             (474)          --
Common stock purchased and retired                    --     (5,114,000)           (51)      (108,624)          --
Cash dividends ($.60 per share)                       --           --             --             --          (13,719)
Non-cash stock compensation expense                   --           --             --            2,949           --
Comprehensive income:
    Net income                                        --           --             --             --           39,209
    Foreign currency translation adjustments          --           --             --             --             --

Comprehensive income
                                                ------------------------------------------------------------------------
Balance, December 31, 2002                            --     20,994,608            210        189,908        241,601
Stock options exercised                               --      1,210,682             12         10,232           --
Tax benefit related to options exercised              --           --             --              483           --
Common stock purchased and retired                    --     (1,132,500)           (11)       (23,822)          --
Cash dividends ($.645 per share)                      --           --             --             --          (13,560)
Non-cash stock compensation expense                   --           --             --            1,043           --
Common stock held by trust (177,145 shares)           --           --             --             --             --
Comprehensive income:
    Net income                                        --           --             --             --           18,666
    Foreign currency translation adjustments          --           --             --             --             --

Comprehensive income
                                                ------------------------------------------------------------------------
Balance, December 30, 2003                            --     21,072,790    $       211    $   177,844    $   246,707
                                                ========================================================================

                                                                   Accumulated
                                                      Common          Other
                                                       Stock       Comprehensive
                                                    Held By Trust  (Loss) Income     Total
                                                -------------------------------------------

Balance, December 26, 2000                        $      --      $   (11,859)   $   466,135
Stock options exercised                                  --             --            2,024
Tax benefit related to options exercised                 --             --              152
Common stock purchased and retired                       --             --           (5,145)
Cash dividends ($.50 per share)                          --             --          (12,019)
Redemption of preference rights                          --             --             (242)
Non-cash stock compensation expense                      --             --            3,212
Comprehensive income:
    Net income                                           --             --           22,902
    Foreign currency translation adjustments             --           (1,584)        (1,584)
                                                                                -----------
Comprehensive income                                                                 21,318
                                                -------------------------------------------
Balance, December 25, 2001                               --          (13,443)       475,435
Stock options exercised                                  --             --           23,551
Tax provision related to options exercised               --             --             (474)
Common stock purchased and retired                       --             --         (108,675)
Cash dividends ($.60 per share)                          --             --          (13,719)
Non-cash stock compensation expense                      --             --            2,949
Comprehensive income:
    Net income                                           --             --           39,209
    Foreign currency translation adjustments             --            1,483          1,483
                                                                                -----------
Comprehensive income                                                                 40,692
                                                -------------------------------------------
Balance, December 31, 2002                               --          (11,960)       419,759
Stock options exercised                                  --             --           10,244
Tax benefit related to options exercised                 --             --              483
Common stock purchased and retired                       --             --          (23,833)
Cash dividends ($.645 per share)                         --             --          (13,560)
Non-cash stock compensation expense                      --             --            1,043
Common stock held by trust (177,145 shares)            (3,663)          --           (3,663)
Comprehensive income:
    Net income                                           --             --           18,666
    Foreign currency translation adjustments             --           11,960         11,960
                                                                                -----------
Comprehensive income                                                                 30,626
                                                -------------------------------------------
Balance, December 30, 2003                        $    (3,663)   $      --      $   421,099
                                                ===========================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                              For the Year Ended
                                                                   ----------------------------------------
                                                                   December 30, December 31,  December 25,
                                                                       2003         2002          2001
                                                                   ---------------------------------------
Operating activities
Net income                                                          $  18,666    $  39,209    $  22,902
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                     22,879       27,076       27,012
      Amortization                                                      1,047        1,047        2,622
      Non-cash stock compensation                                       1,474        2,949        3,212
      Provision for impaired assets and restaurant
         closings                                                        --            250          565
      (Gain) loss on sales of assets                                       42       (1,971)      (3,038)
      Cumulative effect of accounting change                             --            508         --
      Deferred income taxes                                            (5,070)      16,812          108
      Loss from discontinued operations                                 8,657          855        4,290
      Net change in operating assets and liabilities:
         Inventories                                                     (490)         103          206
         Other current assets                                            (505)        (718)      (2,057)
         Accounts payable                                              (1,212)        (432)         442
         Income taxes payable                                           7,017      (11,541)      10,485
         Other liabilities                                              1,633          645       (4,514)
                                                                   -------------------------------------
Net cash provided by operating activities of continuing
         operations                                                    54,138       74,792       62,235

Investing activities
Purchases of property and equipment                                    (6,928)      (2,776)      (3,924)
Proceeds from sales of assets                                           1,730        7,879       10,098
Other                                                                  (2,908)         137         (334)
                                                                   -------------------------------------
Net cash provided by (used in) investing activities of continuing
         operations                                                    (8,106)       5,240        5,840

Financing activities
Net proceeds from issuance of common stock                             10,244       23,551        2,024
Common stock repurchased and retired                                  (23,833)    (108,675)      (5,145)
Dividends paid                                                        (13,560)     (13,719)     (12,019)
Redemption of preference rights                                          --           --           (242)
                                                                   -------------------------------------
Net cash used in financing activities of continuing
         operations                                                   (27,149)     (98,843)     (15,382)

Effect of exchange rate changes on cash                                 1,486          363            4
Net cash provided by discontinued operations                           10,492          898        1,193
                                                                   -------------------------------------
Net increase (decrease) in cash and cash equivalents                   30,861      (17,550)      53,890

Cash and cash equivalents at beginning of year                         65,369       82,919       29,029
                                                                   -------------------------------------
Cash and cash equivalents at end of year                            $  96,230    $  65,369    $  82,919
                                                                   =====================================

Supplemental disclosure of cash flow information
Cash paid for income taxes                                          $   6,875    $  15,175    $   1,755
                                                                   =====================================

Shares issued to trust                                              $   3,663    $    --      $    --
                                                                   =====================================

See notes to consolidated financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

                                December 30, 2003

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone Star  Steakhouse & Saloon,  Inc. (the Company) owns and operates a chain of mid-priced  full service,  casual dining  restaurants in the United States.  The restaurants serve  mesquite-grilled  steaks, ribs, chicken, and fish in a "Texas
Roadhouse"  atmosphere  that  is  positioned  to  attract  local  clientele.  In addition,  the Company  operates  restaurants in the upscale  steakhouse  market through Del Frisco's Double Eagle Steak House and Sullivan's  Steakhouse.  As of
December  30, 2003,  the Company  owns and  operates 249 Lone Star  Steakhouse &
Saloons in the United  States.  In addition,  the Company owns and operates five
Del Frisco's  Double  Eagle Steak  Houses,  15  Sullivan's  Steakhouses  and one
Frankie's Italian Grille.

SIGNIFICANT ACCOUNTING POLICIES

   o  Principles of Consolidation

      The consolidated  financial  statements  include the accounts of Lone Star
      Steakhouse  &  Saloon,  Inc.  and  its  wholly  owned  subsidiaries.   All
      significant intercompany accounts and transactions have been eliminated.

   o  Foreign Currency Translation

      Assets and  liabilities of the Company's  foreign  operations in Australia are translated at current  exchange rates,  while revenue and expenses are translated at average exchange rates prevailing  during the year. Prior to
      December 30, 2003, translation adjustments were reported as a component of comprehensive income in stockholders' equity;  however, as a result of the
      Company's  divestiture  of its  Australia  operations  in fiscal 2003,  as described in Note 12, the foreign  currency  translation  adjustments were realized  and  are  included  as a  component  of loss  from  discontinued
      operations.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Concentration of Credit Risk

      The Company's  financial  instruments  exposed to  concentration of credit
      risk  consist   primarily  of  cash  and  short-term   investments   (cash
      equivalents).  The  Company  places  its cash  with  high  credit  quality financial  institutions  and, at times,  such cash may be in excess of the federal  depository  insurance  limit. The Company has cash equivalents of approximately  $73,014 and $47,293 at December  30, 2003 and  December 31,
      2002, respectively,  in investment grade securities with municipal, state, and U.S. government agencies.

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
      Realized  and  unrealized  changes  in the fair  values of the  derivative instruments  are  recognized  in income in the  period in which the change occurs. Realized and unrealized gains and losses related to these

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      derivative instruments have not been significant. The Company held no live beef cattle  futures  contracts at December 30, 2003 or December 31, 2002.
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
      142  requiring  that  goodwill  and  intangible   assets  deemed  to  have

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      indefinite  lives no  longer  be  amortized,  but  subjected  to an annual impairment test or more frequent tests if indicators of impairment  exist.
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

      During  fiscal  2002,  the  Company   adopted  a  Stock  Option   Deferred
      Compensation   Plan,   which  allows   certain  key  executives  to  defer
      compensation  arising from the exercise of stock  options.  See Note 3 for additional information.

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

   o  Self-Insurance Reserves

      During fiscal 2003, the Company  adopted  self-insurance  programs for its workers' compensation,  general liability,  and medical benefits programs.
      In order to minimize the exposure under the self-insurance  programs,  the
      Company has purchased  stop-loss  coverage both on a per occurrence and on an aggregate basis. The self-insured losses under the programs are accrued based on the  Company's  estimate of the ultimate  expected  liability for both  claims  incurred  and on an incurred  but not  reported  basis.  The
      establishment  of  such  accruals  for  self-insurance   involves  certain
      management  judgments and assumptions  regarding the frequency or severity of claims, the historical patterns of claim development, and the Company's experience with claim reserve management and settlement practices.  To the extent actual results may differ from the assumptions  used to develop the
      accrual  estimate  amounts,   such   unanticipated   changes  may  produce
      significantly  different amounts of expense than those estimated under the self-insurance programs.

   o  Advertising Costs

      Advertising  costs are expensed as incurred.  Advertising  expense for the years ended  December 30, 2003,  December 31, 2002,  and December 25, 2001
      was $15,033, $13,528, and $16,802, respectively.

   o  Accounting for Stock-Based Compensation

      At  December  30,  2003,   the  Company  has  two   stock-based   employee
      compensation  plans, which are described more fully in Note 6. The Company

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      uses the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR
      STOCK-BASED  COMPENSATION,  for  stock-based  employee  compensation.  The
      Company values stock options issued based upon an option pricing model and recognizes  this value as an expense  over the period in which the options vest.

   o  Earnings Per Share

      Basic   earnings   per   share   amounts   are   computed   based  on  the
      weighted-average  number of shares actually  outstanding.  For purposes of diluted  computations,  average shares  outstanding  have been adjusted to reflect (1) the number of shares that would be issued from the exercise of stock  options,  reduced  by the  number of shares  which  could have been purchased  from the proceeds at the average  market price of the Company's stock or price of the Company's stock on the exercise date if options were exercised  during the period  presented  and (2) the number of shares that may be issuable to effect the settlement of certain deferred  compensation liabilities  pursuant to the Company's Stock Option Deferred  Compensation
      Plan.  The effect of shares  issuable to settle the deferred  compensation liabilities  has not been  included  for any periods as their effect would have been antidilutive.

   o  Recent Accounting Pronouncements

      In June  2002,  the  FASB  issued  SFAS  No.  146,  ACCOUNTING  FOR  COSTS
      ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.  This statement requires that a liability  for a cost  associated  with an exit or disposal  activity be recognized only when the liability is incurred and measured at fair value.
      SFAS  No.  146 is  effective  for  exit or  disposal  activities  that are initiated  after December 31, 2002. The Company has applied the provisions of this  statement in connection  with such  activities  for  transactions entered into  subsequent to December 31, 2002. The application of SFAS No.
      146 did not have a material impact on the Company's consolidated financial statements.

   o  Fiscal Year

      The  Company  operates  on a 52- or 53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting periods of 12, 12, 12, and 16 or 17 weeks, respectively. Fiscal
      2003 and 2001 each included 52 weeks of operations, while 2002 included 53 weeks of operations.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Reclassifications

      Certain  amounts  from the prior years have been  reclassified  to conform with the current year's presentation.

2. INTANGIBLE ASSETS AND GOODWILL

                              Estimated Useful
                                  Lives           2003       2002
                              ------------------------------------

Amortized intangible assets:
  Gross carrying amount:
     Licenses                      20 years    $  3,229    $  3,285
     Intellectual properties       10 years       9,839       9,839
                                               --------------------
  Subtotal                                       13,068      13,124

Accumulated amortization:
  Licenses                                       (1,223)     (1,182)
  Intellectual property                          (5,018)     (4,068)
                                              ---------------------
Subtotal                                         (6,241)     (5,250)
                                              ---------------------
Net amortized intangible assets                $  6,827    $  7,874
                                              =====================

Unamortized intangible assets:
  Goodwill                                    $ 11,513     $ 11,513
  Licenses                                       3,449        3,471
  Other                                            176          176
                                              ---------------------
                                               $ 15,138    $ 15,160
                                              =====================

Aggregate amortization expense                 $  1,047    $  1,047
                                              =====================

Estimated amortization expense:
  For the fiscal year ended 2004                           $  1,047
  For the fiscal year ended 2005                              1,047
  For the fiscal year ended 2006                              1,047
  For the fiscal year ended 2007                              1,047
  For the fiscal year ended 2008                              1,047

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

2.    INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

      Certain liquor licenses are not subject to amortization,  as such licenses have  indefinite  lives and are  transferable  through open markets in the jurisdictions where the licenses were granted. These licenses are reviewed at  least  annually  for  impairment  by  comparing  their  book  value to estimated  market value.  The  estimated  market value is  established  by reference to recent market transactions.

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

                                                      2003         2002           2001
                                                 -------------------------------------

Reported income before cumulative effect of
  accounting change                              $   18,666   $   39,527   $   22,902
Add back:
  Goodwill amortization, net of tax benefit            --           --            523
  Adjust amortization for indefinite lived
       intangibles, net of tax benefit                 --           --            400
                                                 ------------------------------------
Pro forma net income                             $   18,666   $   39,527   $   23,825
                                                 ====================================

Basic earnings per share:
  Earnings as reported before cumulative
        effect of accounting change              $      .90   $     1.73   $      .95
  Goodwill amortization, net tax benefit               --           --            .02
  Intangibles amortization, net of tax benefit         --           --            .02
                                                 ------------------------------------
Pro forma per share                              $      .90   $     1.73   $      .99
                                                 ====================================

Diluted earnings per share:
  Earnings as reported before cumulative
       effect of accounting change               $      .79   $     1.50   $      .90
  Goodwill amortization, net tax benefit               --           --            .02
  Intangibles amortization, net of tax benefit         --           --            .02
                                                 ------------------------------------
Pro forma per share                              $      .79   $     1.50   $      .94
                                                 ====================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

2.    INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Excluding  the  impairment  for goodwill  recorded in fiscal 2002 related to the change in accounting for adopting SFAS No. 142 as discussed above, there were no changes in goodwill carrying amounts during 2002 or 2003.

3. COMMON STOCK TRANSACTIONS

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

The Board of Directors has from time to time  authorized the Company to purchase shares  of the  Company's  common  stock  in the  open  market  or in  privately negotiated  transactions.  Excluding the  4,000,000  shares  repurchased  in the tender offer in fiscal 2002 as previously  described,  the Company has purchased
1,132,500,  1,114,000,  and 468,687 shares of its common stock at average prices of $21.05,  $20.08,  and $10.98 per share  during the fiscal  years  ended 2003,
2002,  and 2001,  respectively.  The Company is accounting  for the  repurchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to additional paid-in capital.

In September 2002, the Company adopted a Stock Option Deferred Compensation Plan
(the Plan),  which allows certain key executives to defer  compensation  arising from the exercise of stock options  granted under the Company's  1992  Incentive and  Nonqualified  Stock Option Plan.  During 2003,  the Company  issued 300,000 shares of its common  stock to effect  the  exercise  of such  stock  options in exchange for 122,855  shares of the  Company's  common stock as payment for such shares.  The 122,855 shares  received by the Company were canceled.  The Company issued  122,855  shares to the optionee and,  pursuant to the terms of the Plan, the Company  issued  177,145  shares to a Rabbi  trust (the Trust) with  Intrust
Bank,  NA serving as the trustee.  The Trust holds the shares for the benefit of the  participating  employees  (Participants).  Under  the  terms  of the  Plan,
Participants may elect to change the Plan's  investments from time to time which may result in the sale of the  shares.  Since the  shares  held by the Trust are

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

3. COMMON STOCK TRANSACTIONS (CONTINUED)

held pursuant to a deferred  compensation  arrangement whereby amounts earned by an employee  are  invested in the stock of the employer and placed in the Trust, the Company  accounts for the  arrangement  as required by Emerging  Issues Task
Force (EITF) consensus on Issue No. 97-14,  Accounting for Deferred Compensation
Arrangements  Where Amounts  Earned are Held in a Rabbi Trust and Invested (EITF
No. 97-14). Accordingly, shares issued to the Trust were recorded at fair market value at the date  issued  by the  Company  in the  amount of  $3,663,  which is reflected in the accompanying  consolidated  balance sheets as common stock held by trust.  The  corresponding  amount  was  credited  to  deferred  compensation obligations.  Each  period,  the  shares  owned by the Trust  are  valued at the closing market price, with corresponding  changes in the underlying shares being reflected as  adjustments  to  compensation  expense and  deferred  compensation obligations.  At  December  30,  2003,  the  Trust  held  177,145  shares of the
Company's common stock. Included in non-cash stock compensation expense for year ended  December 30, 2003 was a charge of $431  relating to the changes in market price for such shares.

4. TERM REVOLVERS

The Company has a credit  facility,  pursuant to an unsecured  revolving  credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000. The commitment terminates at June 30, 2004;
however,  it is subject to  acceleration  in the event of a change of control of the Company,  as that term is defined in the revolving credit agreement.  At the time of each  borrowing,  the  Company  may elect to pay  interest at either the bank's  published  prime rate or a rate  determined by reference to the Adjusted
LIBOR rate. The Company is required to achieve certain  financial  ratios and to maintain  certain net worth amounts as defined in the agreement.  The Company is required to pay on a quarterly  basis a facility fee equal to 0.25% per annum on the daily  unused  amount of the  credit  facility.  At  December  30,  2003 and
December 31, 2002, there were no borrowings  outstanding  pursuant to the credit facility.

The Company also has entered into a $5,000  revolving term loan agreement with a bank,  under  which no  borrowings  were  outstanding  at  December  30, 2003 or
December  31,  2002.  The loan  commitment  matures in August 2004 and  required interest only payments through April 2003, at which time the loan converted to a term note with monthly  principal and interest  payments  sufficient to amortize the loan over its remaining  term. The interest rate is at 0.50% below the daily prime rate as published in the "Wall Street Journal".  In addition,  the Company pays a facility fee of 0.25% per annum on the daily unused portion of the credit facility.

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

6. STOCK OPTIONS

As  previously  described  in Note  1,  the  Company  accounts  for  stock-based compensation  following the provisions of SFAS No. 123 which  establishes a fair value-based method of accounting for stock-based compensation.  Pursuant to SFAS
No. 123,  the fair value of stock  options are  determined  at the date of grant under the Company's stock option plans and are charged to  compensation  expense over the vesting period of the options.

The  aggregate   non-cash  stock   compensation   expense,   including   amounts
attributable to non-cash stock compensation  arising from the common shares held by the Rabbi  Trust as  described  in Note 3, for the years ended  December  30,
2003,  December 31, 2002, and December 25, 2001 was $1,474,  $2,949, and $3,212,
respectively.

The fair value for those options  granted during the fiscal years presented were estimated at the date of grant using a  Black-Scholes  option pricing model with the  following  weighted-average  assumptions  for 2002 and 2001,  respectively:
risk-free  interest rates of 3.1% and 4.1%;  volatility  factors of the expected market  price of the  Company's  common  stock of 0.506 and  0.503;  a  weighted average  expected  life of the option  ranging  from four to five  years;  and a dividend yield of 3%. There were no stock options granted in fiscal 2003.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

6. STOCK OPTIONS (CONTINUED)

                                                  2003          2002         2001
                                                  --------------------------------

    Weighted-average fair value of options
     granted during the year                       $  -         $5.45       $3.95

   o  1992 Stock Option Plan

      In January  1992,  the Board of Directors  adopted the 1992  Incentive and
      Non-Qualified  Stock  Option Plan (the Plan),  last  amended in June 1996, providing for incentive and nonqualified stock options,  pursuant to which up to  10,000,000  shares of  common  stock are  available  for  issuance.
      Options granted under this Plan vest in periods ranging from three to five years in equal annual installments commencing from the date of grant.

   o  Directors Stock Option Plan

      In January  1992,  the Board of  Directors  adopted a stock option plan as amended June 9, 2000, providing for nondiscretionary grants to nonemployee directors,  pursuant  to which up to  700,000  shares of common  stock are available for issuance.  All options granted under this plan have ten-year terms and vest equally over a three-year  period  commencing from the date of grant.

Both of the above plans expired in January 2002,  and the Company  currently has no other  stock  option  plans in  effect  for  employees,  including  executive officers, or for directors.

A summary of the Company's stock option activity and related information for the years ended  December 30, 2003,  December 31, 2002,  and December 25, 2001 is as
follows:

                                           2003                   2002                     2001
                                   --------------------------------------------------------------------
                                    Weighted              Weighted                 Weighted-
                                     Average               Average                  Average
                                    Exercise  Options     Exercise   Options       Exercise    Options
                                      Price    (000)        Price     (000)          Price      (000)
                                   --------------------------------------------------------------------

Outstanding at beginning of year   $   8.98     5,867       $ 9.67     7,919         $ 9.57      7,827
Granted                                 --       --          14.80        48          10.44        461
Exercised                              9.58    (1,334)       11.44    (2,059)          8.33       (243)
Canceled                               9.84       (14)       12.71       (41)          9.09       (126)
                                               ------                 ------                    ------
Outstanding at end of year         $   8.98     4,519       $ 8.98     5,867         $ 9.67      7,919
                                               ======                 ======                    ======

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

6. STOCK OPTIONS (CONTINUED)

For  options  outstanding  as of  December  30,  2003,  the  number of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                             Options Outstanding
   ------------------------------------------------------------------------------
                                    Number            Weighted-      Weighted-
                                Outstanding at        Average         Average
                                  December 30,        Exercise       Remaining
   Range of Prices                    2003              Price       Contract Life
   ------------------------------------------------------------------------------

   $6.69 to $9.38                  4,238,890          $ 8.51         3.17 years
   $14.30 to $18.81                  279,813          $16.19         5.88 years

The number of shares and weighted-average  exercise price of options exercisable at December 30, 2003 are as follows:

                             Options Exercisable
   -----------------------------------------------------------------------------
                                                         Number        Weighted-
                                                     Exercisable at     Average
                                                      December 30,     Exercise
   Range of Prices                                        2003           Price
   -----------------------------------------------------------------------------

   $6.69 to $9.38                                      4,176,305      $ 8.51
   $14.30 to $18.81                                      226,218      $16.60

7.   RELATED-PARTY TRANSACTIONS

The Company  leases on a  month-to-month  basis  parking lot space and  document storage  space and,  prior to April 1, 2001,  meeting room space,  from entities owned by Jamie B. Coulter,  the Company's Chief Executive Officer.  Total rental fees paid to these related  entities in 2003,  2002, and 2001 were $26, $27, and
$37, respectively. In addition, in 2002 and 2001, the Company purchased business gifts and awards from a retail store owned by Jamie B. Coulter  totaling $2, and
$2, respectively.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

7.   RELATED-PARTY TRANSACTIONS (CONTINUED)

During  2002,  one  of  the  Company's  directors  received  a fee  of  $250  in consideration  of  providing  certain  services  in  connection  with a proposed transaction between the Company and Bruckmann,  Rosser, Sherrill & Co., Inc. See
Note 14 for more information regarding the proposed transaction.

8.  LEASES

The Company leases  certain  facilities  under  noncancelable  operating  leases having terms expiring  between 2004 and 2025. The leases have renewal clauses of
5 to 20 years,  which are exercisable at the option of the lessee.  In addition, certain leases contain escalation  clauses based on a fixed percentage  increase and provisions for contingent  rentals based on a percentage of gross  revenues, as defined. Total rental expense for the fiscal years ended 2003, 2002, and 2001 was $11,631, $11,388, and $11,321, respectively, including contingent rentals of approximately $832, $751, and $444, respectively.

Lease payments under  noncancelable  operating  leases for each of the next five years and in the aggregate are as follows at December 30, 2003:

                                                Operating
                                                 Leases
                                                -------

    2004                                        $10,312
    2005                                          8,137
    2006                                          5,777
    2007                                          3,969
    2008                                          2,693
    Thereafter                                    4,339
                                                -------
    Total minimum lease payments                $35,227
                                                =======

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

9.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         2003               2002             2001
                                                      -----------------------------------------------
    Numerator:
      Numerator for basic and diluted
         earnings per share - income available
         to common stockholders                       $    18,666        $    39,209     $    22,902
                                                      ==============================================

    Denominator:
      Denominator for basic earnings per
        share - weighted-average shares               20,801,894          22,908,821      24,036,942
      Effect of dilutive employee stock options        2,961,703           3,400,961       1,336,391
                                                      ----------------------------------------------
    Denominator for diluted earnings per
        share - adjusted weighted-average
        shares                                        23,763,597          26,309,782      25,373,333
                                                      ==============================================

    Basic earnings per share                          $      .90        $       1.71     $      0.95
                                                      ==============================================

    Diluted earnings per share                        $      .79        $       1.49     $      0.90
                                                      ==============================================

10. INCOME TAXES

The components of the provision for income taxes consist of the following:

                                                         2003                2002                       2001
                                                      -------------------------------------------------------
    Current tax expense:
      Federal                                         $13,229           $       949                   $10,512
      State                                             1,737                 1,622                     1,729
                                                     --------------------------------------------------------
    Total current                                      14,966                 2,571                    12,241

    Deferred tax expense (benefit):
      Federal                                          (4,885)               16,642                      (387)
      Foreign                                               -                        -                    536
      State                                              (185)                  170                       (41)
                                                     --------------------------------------------------------
    Total deferred expense (benefit)                   (5,070)               16,812                       108
                                                     --------------------------------------------------------
    Total provision for income taxes                 $  9,896               $19,383                   $12,349
                                                     ========================================================

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

                                                       2003                    2002                     2001
                                              ------------------------------------------------------------------------
                                                Amount        Rate      Amount         Rate      Amount         Rate
                                              ------------------------------------------------------------------------
Income tax expense at federal statutory rate   $  9,997          35%    $ 20,507          35%    $ 12,338          35%
State tax expense, net                              640           2        1,113           2        1,207           3
Nondeductible foreign losses                      1,239           4         --          --           --          --
Tax benefit from foreign stock deduction           --          --         (8,128)        (14)        --          --
Opportunity credits                              (2,479)         (9)      (2,209)         (4)      (2,160)         (6)
Valuation allowance                                --          --          7,411          13         --          --
Other items, net                                    499           2          689           1          964           3
                                             ------------------------------------------------------------------------
Actual provision for income taxes              $  9,896          34%    $ 19,383          33%    $ 12,349          35%
                                            ==========================================================================

Deferred income taxes reflect the net effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and amounts used for income tax purposes.

Significant  components  of deferred tax  liabilities  and assets are  presented below:
                                         December 30,         December 31,
                                             2003                  2002
                                         ---------------------------------
Deferred tax assets:
  Foreign NOL carryforward                   $   --              $ 11,250
  Accrued liabilities                           4,327               1,406
  Stock-based compensation                     20,582              22,536
  Deferred compensation                         4,775               3,291
  Other                                         2,080               1,966
                                            -----------------------------
                                               31,764              40,449
Valuation allowance                              --               (11,250)
                                            -----------------------------
Total deferred tax assets                      31,764              29,199

Deferred tax liabilities:
  Property and equipment                        4,008               5,764
  Basis differences in foreign investments      3,575               5,760
  Intangible assets                             2,220               1,349
  Other                                           582                  17
                                            -----------------------------
Total deferred tax liabilities                 10,385              12,890
                                            -----------------------------
Net deferred tax assets                      $ 21,379            $ 16,309
                                            =============================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

10. INCOME TAXES (CONTINUED)

In prior years,  the Company  reported the tax benefits  associated with its net operating loss (NOL)  carryforwards  related to its  Australian  operations as a deferred  tax asset  which was  offset in full by a  valuation  allowance.  As a result of the Company's decision to divest its Australian  operations during the year  ended  December  30,  2003,  the  Company  has  determined  that  such NOL carryforwards  will not be realized and accordingly has reduced the deferred tax asset and  valuation  allowance by the amount of deferred  tax asset  previously recognized.

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

During 2001, the Company recorded a provision  related to continuing  operations of $287 for the write-down to estimated fair value of impaired property,  plant, and  equipment.  In  addition,  a charge  of $278  was  recorded  to  continuing operations  for  severance,  rents,  and  certain  other costs  associated  with restaurant closings.

To the extent there are "assets  held for  disposal"  recorded in the  Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market  value less  estimated  selling  costs.  The remaining  carrying value of the related assets is not significant.  Fiscal 2001 results  included net sales of $611 for all closed  restaurants in the Company's continuing  operating  results  and  related  operating  losses  of  $112 at the restaurant level.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

12. DISCONTINUED OPERATIONS

In December of fiscal 2003, the Company  announced its plan to divest all of its
Australian  operations.  Over the past few years,  the Company  has  experienced operating losses in Australia and had closed over 20 restaurants. As a result of
the   underperforming   Australian   operations,   the  Company  determined  the
divestiture  and  discontinuance  of its  Australian  operations was in its best interests.  On December 29, 2003, the Company closed six of the  restaurants and on December 30, 2003 the Company completed the sale of its remaining  Australian operations  to  an  investor  group  consisting  of  former  management  of  the
Australian  operations.  Pursuant to the terms of the sale, the Company received approximately  $3,150 in cash and  $2,750 in notes  secured by real  estate.  In connection  with its exit  activities  from  Australia,  the Company  incurred a pretax loss of approximately  $12,000,  including  impairment  losses related to assets either sold or held for sale of $3,600, termination costs associated with employees and certain lease obligations of $1,000,  and losses of $7,400 related to the realization of its cumulative foreign currency  translation  adjustments.
All of the losses incurred are included in discontinued operations.  The Company will account for its remaining  exit costs in accordance  with the provisions of
SFAS No. 146, Accounting for Costs Associated With Exit or Disposal  Activities,
which  requires  that  such  costs be  expensed  in the  period  such  costs are
incurred.   The  Company  believes  that  such  additional  costs  will  not  be significant.

As described in Note 1 to the  consolidated  financial  statements,  the Company accounts for its closed  restaurants  in accordance  with the provisions of SFAS
No. 144.  Therefore,  when a restaurant  is closed and the  restaurant is either held for sale or abandoned,  the restaurant's operations are eliminated from the ongoing  operations.  Accordingly,  the operations of such  restaurants,  net of applicable  income taxes,  are presented as  discontinued  operations  and prior period  consolidated  financial  statements  are  reclassified.  The table below reflects as discontinued  operations the applicable  operations of the Company's
Australian  business and certain other  restaurants  closed subsequent to fiscal
2001 which meet the criteria for such presentation.

                                        2003              2002              2001
                                      ---------------------------------------------

    Loss from operations               $(10,774)        $ (1,322)          $ (6,644)
    Income tax benefit                    2,117              467              2,354
                                       ---------------------------------------------
    Net loss from discontinued
       operations                      $(8,657)         $  (855)           $ (4,290)
                                       =============================================

    Net sales from discontinued
      operations                       $25,631          $24,460            $26,902
                                       =============================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

13. RETIREMENT PLANS

In August 1999,  the Company  approved  the adoption of two plans which  provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified  deferred  compensation  plan
(the Plans).  Under the Plans,  employees who meet minimum service  requirements and elect to  participate  may make  contributions  of up to 15% of their annual salaries  under the 401(k)  plan and up to 80% under the  deferred  compensation plan.  The Company may make  additional  contributions  at the discretion of the
Board of Directors.  The Plans were  effective  beginning  October 7, 1999,  and during 2003,  2002,  and 2001,  the  Company's  contributions  to the Plans were
$2,146, $1,984, and $1,978, respectively.

14. ABANDONED MERGER EXPENSES

On May  4,  2002,  the  nonbinding  Letter  of  Intent  previously  signed  with
Bruckmann,  Rosser, Sherrill & Co., Inc. (BRS) with respect to the proposed sale and  merger  of the  Company  expired,  as the  Company  and BRS were  unable to complete a  definitive  agreement.  The direct  costs  incurred  by the  Company associated with the proposed  merger,  primarily  consisting of fees paid to the
Company's  investment  advisors  and legal  counsel,  as well as  certain  costs reimbursed  by the Company to BRS in connection  with its due diligence  efforts pursuant  to the terms of the  Letter of  Intent,  were  expensed  and have been included in the accompanying consolidated statements of income under the caption abandoned merger expenses.

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The table  below set forth  consolidated  quarterly  results of  operations  for fiscal 2003 and 2002.  The results  have been  adjusted to reflect the impact of certain discontinued operations to the extent such amounts were reclassified.

                                           First        Second         Third        Fourth
                                           Quarter      Quarter        Quarter      Quarter
                                         ---------------------------------------------------

    Net sales                            $   139,373   $   137,942   $   130,312   $183,774
    Restaurant operating income               23,344        21,272        15,543     23,444
    Income from continuing operations          8,971         6,898         3,638      7,816
    Net income (loss) (A)                      8,730         7,628         3,664     (1,356)
    Basic earnings (loss) per share (B):
      Continuing operations              $      0.43   $      0.33   $      0.18   $   0.37
      Net income (loss)                         0.41          0.37          0.18       (.06)
    Diluted earnings (loss) per share (B):
      Continuing operations              $      0.37   $      0.29   $      0.15$      0.33
      Net income (loss)                         0.36          0.32          0.16      (0.06)

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

   (A)   The fourth  quarter of fiscal  2003  includes a charge to  discontinued
         operations of approximately  $12,000 ($9,270 net of income tax) related to the Company's divestiture of its Australian operations.  See Note 12 for additional information.

   (B)   Earnings per share is computed  independently  for each of the quarters presented.  Therefore,  the sum of the  quarterly per share amounts may not  equal  the  total  for  the  year  due  to  the  impact  of  stock transactions which occurred during the periods presented.

                                                                     First            Second        Third          Fourth
                                                                    Quarter           Quarter       Quarter        Quarter
                                                             -------------------------------------------------------------
   2002
       Net sales                                                      $143,251       $134,077       $128,738       $187,551
       Restaurant operating income                                      30,949         24,101         21,161         32,249
       Income from continuing operations before cumulative
          effect of an accounting change(A) and (B)                     13,008          6,471          8,296         12,607
       Net income                                                       12,193          6,057          8,198         12,761
       Basic earnings per share (C):
         Continuing operations                                        $   0.54       $   0.26       $   0.37       $   0.59
         Net income                                                       0.50           0.24           0.37           0.60
       Diluted earnings per share (C):
         Continuing operations                                        $   0.47       $   0.23       $   0.32       $   0.52
         Net income                                                       0.44           0.21           0.32           0.53

   (A)   The second  quarter of fiscal  2002  includes a charge to  earnings  of
         $2,967  ($1,854  net of  income  tax)  related  to  costs  incurred  in connection  with a  proposed  merger  which was  abandoned  during  the quarter.

   (B)   The fourth  quarter of fiscal 2002 includes  gains on sale of assets of
         $2,098  ($1,215 net of income tax) arising from  property  sales during the quarter.

   (C)   Earnings per share is computed  independently  for each of the quarters presented.  Therefore,  the sum of the  quarterly per share amounts may not  equal  the  total  for  the  year  due  to  the  impact  of  stock transactions which occurred during the periods presented.

16. OTHER INCOME, NET

The components of other income, net are as follows:

                                                      2003               2002               2001
                                                     --------------------------------------------

    Interest income                                   $ 789             $1,312             $1,868
    Interest expense, principally credit
      availability fees                                (194)              (297)                 -
    Gain (loss) on sale of assets                       (42)             1,971              3,038
                                                      --------------------------------------------
                                                      $ 553             $2,986             $4,906
                                                      ============================================

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

On April 16, 2003,  CalPERS filed a Motion for Leave to Amend  Plaintiff's First
Amended  Complaint,  which  complaint  added  no  additional  causes  but  added allegations  which  are  subsequent  to the  date  of the  first  complaint  and allegations  which  also  address  counts  which  were  dismissed  by  the  Vice
Chancellor on December 18, 2002.  All  defendants  filed  objections to CalPERS'
attempt to amend,  and oral argument was heard by the Vice  Chancellor on August
21, 2003.  As of this date,  no decision has been rendered and discovery by both parties continues.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (All Amounts in Thousands, Except Share and Per Share Amounts)

18. DIVIDEND DECLARATION

On January 5, 2004, the Board of Directors increased its quarterly dividend from
$.165 to $.175 and declared the Company's  quarterly  cash dividend of $.175 per share, payable February 2, 2004, to stockholders of record on January 19, 2004.

19. ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

On January 28, 2004,  the  Company's  Joint Plan of  Reorganization  to purchase
TX.C.C.,   Inc.  and  affiliated  entities  TXCC-Preston  and  TXLC-Albuquerque,
(collectively,  "TXCC") was confirmed by the United States  Bankruptcy Court for the District of Texas,  Dallas Division.  The plan will be funded by the Company and provides that the TXCC creditors will receive cash or Lone Star Steakhouse &
Saloon,  Inc.  common  stock,  at the  option of the  creditor.  TXCC  presently operates 20 Texas Land & Cattle Steak House(R)  restaurants located primarily in
Texas. The Company will fund any cash  requirements  from its current  available cash balances.  The Company expects that the aggregate purchase price, including the funding of payments to the prepetition  creditors and the assumption of post petition liabilities, will approximate $21,000.

