Form 10-K/A
period 2003-12-30
LONE STAR STEAKHOUSE & SALOON INC
filed 2004-04-28
CIK 883670

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

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. Yes / / No / X /

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

          As of April 23, 2004, there were 21,286,402 shares  outstanding of the
Registrant's Common Stock.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The following  table sets forth the names and ages of the Directors of the Company:

       Name                                Age
Clark R. Mandigo                           60
John D. White                              56
Fred B. Chaney                             67
William B. Greene, Jr.                     66
Anthony Bergamo                            57
Thomas C. Lasorda                          76
Michael A. Ledeen                          62
Mark G. Saltzgaber                         36

          William B. Greene,  Jr. has been  Chairman of the Board since July 14,
2003 and a Director  of the  Company  since  August  1999.  Mr.  Greene has been
Chairman,  Chief Executive Officer and President of BancTenn Corp since 1974 and
Chairman,  Chief Executive Officer and President of Carter County BancCorp since
1972. At the age of 26, Mr.  Greene was the youngest  bank  President and CEO in the United States and formed the first  statewide  banking  organization  in the history of Tennessee,  United Tennessee Bancshares  Corporation.  Mr. Greene was
the immediate past Chairman of the Wake Forest  University Board of Trustees and
Chairman of the Wake Forest University  Trustee  Investment Policy Committee for
the last eight years, which oversees the University's  billion-dollar endowment.
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
Degree in Philosophy,  Psychology and History. Mr. Greene did post graduate work at Wake Forest  University and the  University of Illinois.  He is a graduate of the Bank Marketing and Public Relations School at Northwestern University, and a
graduate of the Stonier Graduate School of Banking at Rutgers University.

          Clark R.  Mandigo  served as the  Chairman of the Board of the Company from July 2001  through  July 14,  2003 and has been a Director  of the  Company since March 1992.  Mr.  Mandigo has been a Papa John's  Pizza  franchisee  since
1995. From 1986 to 1991, he was President,  Chief Executive Officer and Director
of Intelogic Trace,  Inc., a corporation  engaged in the sale, lease and support of computer and  communications  systems and  equipment.  From 1985 to 1997, Mr.
Mandigo served on the Board of Directors of Physician  Corporation of America, a
managed health care company,  from 1993 to 1997, Mr. Mandigo served on the Board of Palmer Wireless, Inc., a cellular telephone system operator, and from 1995 to
February  2004,  Mr.  Mandigo  served on the Board of Horizon  Organic  Holdings
Corporation.  Mr.  Mandigo  currently  serves as a Trustee of Accolade Funds and
U.S. Global Investors Funds.

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

          Anthony Bergamo has been a Director of the Company since May 29, 2002.
Mr. Bergamo has been Managing  Director of Milstein Hotel Group since April 1996 and Chief Executive  Officer of Niagara Falls  Redevelopment,  Ltd. since August
1998.  Mr. Bergamo has held various  positions  with MB Real Estate,  a property management  company  based  in New York  City  and  Chicago  since  April  1996, including the position of Vice  Chairman  since May 2003.  Mr.  Bergamo has also been a Director  since 1995, a Trustee  since 1986 and  currently is Chairman of the Audit Committee of Dime Community  Bancorp.  Mr. Bergamo is also the Founder and Chairman of the Federal Law Enforcement  Foundation since 1988, a foundation that  provides  economic  assistance  to both federal and local law  enforcement officers  suffering  from serious  illness and to  communities  recovering  from natural  disasters.  Mr. Bergamo earned a B.S. in History from Temple University in 1968 and a J.D. from New York Law School in 1973.

          Fred B. Chaney,  Ph.D.,  has been a director of the Company  since May
1995.  Dr.  Chaney was  President  and Chief  Executive  Officer of TEC's parent company, Vedax Sciences Corporation, until March 1998 when he sold his interest.
Dr. Chaney, through the TEC program, formed a worldwide network of CEO's and key executives  serving over 8,000 mid-sized  growth  companies.  Dr. Chaney's early business  career was with the Boeing Company and Rockwell,  where he implemented management systems and quality  motivational  programs.  In 1968, he co-authored the book HUMAN FACTORS IN QUALITY  ASSURANCE  with Dr. D. H. Harris.  Dr. Chaney has been a guest  lecturer on customer  service at UCLA,  Loyola,  University of
Southern  California and  University of Colorado  Business  Schools.  Dr. Chaney
previously served as a Director of Rusty Pelican Seafood, Inc. Dr. Chaney earned
his  Bachelors  "1959",   "Masters"  "1960",  and  Ph.D.  "1962"  in  managerial
psychology at Purdue University. He also completed a National Science Foundation
Post-Doctorial Fellowship at University of London in 1964.

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

          Michael A.  Ledeen,  Ph.D.,  has been a Director of the Company  since
November  2001.  Dr. Ledeen has been a resident  scholar in the Freedom Chair at the American  Enterprise  Institute  since 1989 and was the Vice Chairman of the
U.S. -  China Security  Review  Commission  from  2001 to  2004.  An  expert  in contemporary  history  and  international  affairs,  Dr.  Ledeen  is a  frequent contributor to the Wall Street Journal,  the Weekly  Standard,  National Review,
and Commentary and serves as a foreign affairs editor of the American Spectator.
During the Reagan  administration,  from 1981 to 1987,  Dr. Ledeen held numerous positions including a consultant to the National Security Adviser, the Office of the Secretary of Defense,  and the State Department and was a special adviser to the Secretary of State.  Dr. Ledeen is the author of eighteen  books,  including most recently "The War Against the Terror Masters" (St. Martin's Press, 2003).

          Mark G.  Saltzgaber  has been a Director of the Company since November
2001. Mr. Saltzgaber is an experienced investment banker, consultant and private equity  investor in the  restaurant  industry.  He is currently  an  independent
consultant  to  emerging   restaurant  chains  and  private  equity  firms.  Mr.
Saltzgaber was  previously a Venture  Partner until March 2004 of Dorset Capital
Management,  LLC ("Dorset Capital"),  a consumer-focused  private equity firm he co-founded  in 1999.  Prior to Dorset  Capital,  Mr.  Saltzgaber  was a Managing
Director in the Equity Capital Markets Department at Montgomery Securities where he was responsible for advising  consumer growth  companies.  Prior to that, Mr.
Saltzgaber was also a Principal and  Co-Director  of the  restaurant  investment banking  practice  at  Montgomery  Securities.  Mr.  Saltzgaber  is  currently a director of Pasta Pomodoro, Inc. and Stir Crazy, Inc.

          In addition to Mr. White, the other Executive  Officers of the Company are as follows:

          Jamie B.  Coulter,  63, has served as Chief  Executive  Officer of the
Company  since  January  1992,  served as President of the Company from January,
1992 to June,  1995 and served as Chairman  from January  1992 to July 2001.  In
1993,  Mr.  Coulter was  inducted  into the Pizza Hut Hall of Fame and was named
INC.  Magazine's  Midwest  Region Master  Entrepreneur  of the year. Mr. Coulter received  the  Nation's  Restaurant  News  Golden  Chain  Award  in 1995 and was
Restaurants  &  Institutions  CEO of the year in  1996.  In  1997,  Mr.  Coulter received the Nation's  Restaurant News Hot Concept Award. Mr. Coulter  currently serves as a director  of the  Federal  Law  Enforcement  Foundation  and Empower
America. Mr. Coulter has previously served as Chairman of the Board of Directors of the Young  Presidents'  Organization.  Mr.  Coulter  received  a BS degree in
Business from Wichita State University in 1963 and is a graduate of the Stanford
University Executive Program.

          Tomlinson D.  O'Connell,  35, joined the Company in 1995, and has been
President of Lone Star  Restaurants  since  September  2002 and Chief  Operating
Officer of Lone Star  Restaurants  since  December  2003.  From December 1999 to
September  2002,  Mr.  O'Connell was Senior Vice President of Operations of Lone
Star Steakhouse & Saloon,  Inc. Mr.  O'Connell is currently  responsible for the operation of all Lone Star Steakhouse &  Saloon  restaurants.  Mr. O'Connell was with the  Ritz-Carlton  Hotel  Company from 1992 to 1995.  During his tenure there the  company  was  awarded  the  Malcolm  Baldrige  Award.  Mr.  O'Connell graduated  from the University of Nevada at Las Vegas in 1992 with a Bachelor of
Science degree in Hotel Administration.

          Gerald T. Aaron,  63, has been Senior  Vice  President  -- Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General  Counsel for Coulter  Enterprises,  Inc.  From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice  President  -- Counsel for Pizza Hut,  Inc.
and from  1984 to 1989,  Mr.  Aaron was  President  of  International  Pizza Hut
Franchise Holders Association.

          Deidra  Lincoln,  44, has been Vice  President of Del  Frisco's  since
January,  2000. Ms. Lincoln is the co-founder of Del Frisco's Double Eagle Steak
House ("Del  Frisco's"),  which was acquired by the Company in 1995. Since 1995,
Ms. Lincoln has served in various  managerial  capacities and is responsible for all of the Company's Del Frisco's operations.

          Randall H. Pierce, 64, has been Chief Financial Officer of the Company since February, 2000. Mr. Pierce is a CPA and was a partner of Ernst & Young LLP from 1974 to 1997.  Mr. Pierce served in the Wichita,  Kansas office as an Audit
Engagement  Partner from 1974 to 1997 and Office  Managing  Partner from 1996 to
1997. Mr. Pierce served as Office  Director of Accounting and Auditing from 1974 through 1997. From 1997 through January,  2000, Mr. Pierce served as a financial and  business  consultant  focusing  on  advising  and  negotiating  merger  and acquisition transactions, sale and disposition transactions and general business strategies.

          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Except as set forth herein,  based solely upon a review of Forms 3 and
4 and amendments thereto, all directors,  officers and beneficial owners of more than 10 percent of the Company's beneficial  securities timely filed their Forms
3, 4 and 5. Fred Chaney Ph.D. failed to timely file a Form 4 reflecting the sale of 2,000 shares in July 2003.  Anthony Bergamo failed to timely file a Form 5 in
2004  reflecting the acquisition in the fiscal years ended December 31, 2002 and
December  30,  2003 of an  aggregate  of 86 shares.  Messrs.  Chaney and Bergamo subsequently made the applicable filings.

          AUDIT COMMITTEE

          The  Company has an Audit  Committee  consisting  of Messrs.  Bergamo,
Greene and Mandigo. The Company has determined that all the members of the Audit
Committee are "financial  experts" as defined by the rules promulgated under the
Sarbanes-Oxley Act of 2002.

          CODE OF ETHICS

          The Company has adopted a code of ethics (the  "Code") that applies to all directors and officers.  The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical  conduct,  including the ethical  handling of actual or apparent  conflicts  of interest  between  personal  and  professional relationships,  (ii) full, fair, accurate,  timely and understandable disclosure in reports and  documents  filed  with,  or  submitted  to, the SEC and in other public  communications  made by the Company,  (iii)  compliance  with applicable governmental laws, rules and regulations,  (iv) the prompt internal reporting of violations of the Code to  appropriate  persons  identified in the Code, and (v)
accountability  for adherence to the Code.  Amendments to the Code and any grant of a waiver from a provision of the Code requiring  disclosure  under applicable
SEC    rules    will   be    disclosed    on   the    Company's    website    at
www.lonestarsteakhouse.com.  The Code has been  filed as an exhibit to this Form
10-KA and is also available on the Company's website referenced above.

ITEM 11.     EXECUTIVE COMPENSATION

          The following table sets forth,  for the fiscal years  indicated,  all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company
(collectively  with the CEO the "Named  Executive  Officers") other than the CEO whose salary and bonus  exceeded  $100,000 with respect to the fiscal year ended
December 30, 2003.

                                        ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                                        -------------------                                ----------------------
                                                                                           NUMBER OF
                                                                                          SECURITIES
                                                                                           UNDERLYING
                                                                         OTHER ANNUAL       OPTIONS     ALL OTHER
        NAME AND PRINCIPAL                                               COMPENSATION       (# OF     COMPENSATION
             POSITION             YEAR     SALARY          BONUS($)           (1)           SHARES)      (2)
------------------------------   -----  ----------      -----------     -------------      ---------- ------------
James B. Coulter .............   2003   $  823,558      $  145,493      $  110,104(4)         --     $   95,318
Chief Executive Officer ......   2002   $  750,000      $1,051,500      $  109,848(4)         --     $  180,150
                                 2001   $  750,000      $  226,500(3)   $   97,473(4)         --     $   97,650

John D. White ................   2003   $  600,000      $  158,583      $   61,047(5)         --     $   74,704
Executive Vice President and .   2002   $  600,000      $  270,353      $   50,522(5)         --     $   87,035
   Treasurer .................   2001   $  600,000      $  181,500(3)         --              --     $   78,150

Tomlinson D. O'Connell .......   2003   $  347,115      $  151,500      $   27,415            --     $   49,189
President and ................   2002   $  200,000      $  301,500      $   57,785(6)         --     $   50,150
   Chief Operating Officer of
    Lone Star Restaurants ....   2001   $  200,000      $  301,500(3)         --              --     $   50,150

Jeff Bracken(7) ..............   2003   $  248,558      $   76,500            --              --     $   32,025
Former Chief Operating Officer   2002   $  175,000      $  131,582            --              --     $   30,658
                                 2001   $  175,000      $   89,000(3)         --              --     $   17,332

Gerald T. Aaron ..............   2003   $  250,000      $   66,951            --              --     $   31,214
Senior Vice President, .......   2002   $  250,000      $   80,189            --              --     $   25,000
   Counsel & Secretary .......   2001   $  250,000      $   76,500(3)         --              --     $   25,000

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
(4)  During the fiscal  years ended  December  30,  2003,  December 31, 2002 and
     December 25, 2001, Mr. Coulter received benefits primarily relating to tax, accounting  and  administrative  services  provided  by Company  personnel,
     $87,038,  $82,850 and $67,700, respectively.  The balance was primarily for reimbursement for certain medical insurance premiums and expenses.
(5)  During the fiscal year ended December 30, 2003 Mr. White received  benefits primarily relating to personal use of the Company's airplane ($38,209). The balance was  primarily  for  reimbursement  for certain  medical  insurance premiums and expenses.  During the fiscal year ended  December 31, 2002 Mr.
     White received  benefits  primarily  relating to certain medical  insurance premiums and expenses  ($28,909) The balance was primarily for the personal use of the Company's airplane.
(6)  During the fiscal year ended  December 31,  2002,  Mr.  O'Connell  received benefits  primarily  relating to the personal use of the Company's airplane
     ($54,396).  The balance was primarily for reimbursement for certain medical insurance premiums and expenses.
(7)  Resigned as Chief Operating Officer on December 30, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

          Due to the fact that the Company's  1992  Incentive and  Non-Qualified
Stock option Plan (the  "Plan") has expired,  no options were granted to the CEO or any Named  Executive  Officer for  services  rendered  during the fiscal year ended December 30, 2003.

          OPTION EXERCISE TABLE

          The following table provides  information with respect to the exercise of stock  options by Named  Executive  Officers  during  the  fiscal  year ended
December  30,  2003,  and  also  sets  forth  certain   information   concerning
unexercised  options held as of December 30, 2003 by the CEO and the other Named

Executive  Officers.  At December 30, 2003,  the closing  price of the Company's
Common Stock, as reported by the Nasdaq National Market, was $23.11.

                          FISCAL YEAR-END OPTION VALUES

                                 SHARES                           NUMBER OF SECURITIES
                                ACQUIRED                         UNDERLYING  UNEXERCISED       VALUE OF SECURITIES
                                   ON           VALUE            OPTIONS AT DECEMBER 30,     IN-THE-MONEY OPTIONS AT
       NAME                     EXERCISE      REALIZED(1)                 2003                  DECEMBER 30, 2003
----------------------         ---------     ------------       -------------------------   -------------------------
                                                                EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
                                                                ----------- -------------   ----------- -------------
Jamie B. Coulter               700,000       9,107,764(2)       1,900,000       -0-         $27,818,375     -0-
John D. White                       --              --            825,000       -0-         $12,079,031     -0-
Tomlinson D. O'Connell              --              --             88,449       -0-         $ 1,261,980     -0-
Jeff Bracken                        --              --             76,429       -0-         $ 1,104,319     -0-
Gerald T. Aaron                     --              --            475,000       -0-         $ 6,954,594     -0-

---------------------

(1)  Based on the  difference  between the exercise price of the options and the fair market value of a share of Common  Stock at  exercise,  as reported on the Nasdaq National Market.
(2)  Between  October 2003 and December 2003, Mr. Coulter  exercised  options to purchase  400,000 shares  resulting in a value  realized of $5,444,389.  In addition,  in January  2003,  Mr.  Coulter  exercised  options to  purchase
     300,000 shares  resulting in a value realized of $3,663,375.  In connection with the  implementation  of the Lone Star Steakhouse & Saloon,  Inc. Stock
     Option Deferred  Compensation Plan (the "Stock Deferral Plan"), Mr. Coulter
     agreed to the Company's  request to defer receipt of income he was entitled to receive  upon the  exercise of the options to  purchase  300,000  shares until 30 days after the termination of his employment with the Company.

DIRECTORS COMPENSATION

          Directors who are not employees receive an annual fee of $20,000; each
Chairman of a Committee receives an additional annual fee of $5,000; each member of the Audit Committee  receives an additional  annual fee of $5,000;  directors who are not employees also receive $1,000 for each  telephonic  meeting,  $2,000 for each Committee  Meeting attended (if no Board of Directors  Meeting is being held on the same day) and $2,500 for attending Board and Committee Meetings held on the same day. In addition, the Chairman of the Board is paid a Chairman's fee of $100,000 per year. The Company revised the directors' fees as a result of the additional  time and effort  required from the directors to ensure that they are fulfilling their increased obligations under the Sarbanes-Oxley Act. The Company previously  granted options to non-employee  directors under the Directors Plan.
Currently,  options to purchase an aggregate  of 384,800  shares of Common Stock are outstanding  under the Directors Plan at exercise prices ranging from $6.688 per share to $22.25 per share. The Company was unable to grant any stock options to any of the  Directors  for the fiscal year ended  December 30, 2003 since the
Directors  Plan has expired  and,  at this time,  the Company has no other stock option plans in effect for Directors.  It is the intent of the Company to submit a new Director Stock Option Plan for consideration by the Company's Stockholders in the near future.

EMPLOYMENT AGREEMENTS

          The Company entered into separate employment agreements,  with each of
Messrs.  White,  Aaron,  and  O'Connell,  on April 29, 2003,  providing  for the employment  of these  individuals  as  Executive  Vice  President,  Senior  Vice
President  -- Counsel and  Secretary  and  President  of Lone Star  Restaurants,
respectively.  Each employment  agreement provides that the officer shall devote their  entire  business  time to the  business of the  Company.  The  Employment
Agreements  provide  base  salaries in the  amounts of  $600,000,  $250,000  and
$350,000,  respectively,  for Messrs.  White,  Aaron and  O'Connell,  subject to increases as determined by the Compensation/ Stock Option Committee and ratified
by  the  Board  of  Directors.   Each   agreement   terminates  in  April  2006.
Additionally,  each  agreement  contains  non-competition  and  non-solicitation provisions which apply for twenty-four  months after cessation of employment and confidentiality  provisions  which  apply  for  ten  years  after  cessation  of employment.  Mr.  Coulter  does  not  have  an  employment,  non-competition  or non-solicitation agreement with the Company.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

          The following table sets forth information concerning ownership of the
Company's  Common  Stock,  as of April 20,  2004,  by each  person  known by the
Company  to be the  beneficial  owner of more than five  percent  of the  Common
Stock,  each director,  each  executive  officer as defined in Item 402(a)(3) of
Regulation  S-K and by all directors and executive  officers of the Company as a group. Unless otherwise  indicated,  the address for five percent  stockholders, directors and executive officers of the Company is 224 East Douglas,  Suite 700,
Wichita,  Kansas  67202-3414.  The  percentage  of  shares  owned  is  based  on
21,286,402 shares outstanding as of April 23, 2004.

                                                                                          SHARES              PERCENTAGE
                                    NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY HELD         OF CLASS
--------------------------------------------------------------------------------    ------------------        -----------
Jamie B. Coulter................................................................     4,295,393(1)                 18.5%
John D. White...................................................................       973,025(2)                  4.4%
Gerald T. Aaron.................................................................       512,707(3)                  2.4%
Tomlinson D. O'Connell..........................................................        89,449(4)                  *
Fred B. Chaney..................................................................        20,134(5)                  *
William B. Greene, Jr...........................................................        62,034(6)                  *
Clark R. Mandigo................................................................        97,734(7)                  *
Mark Saltzgaber.................................................................        33,701(8)                  *
Thomas Lasorda..................................................................        32,501(9)                  *
Michael Ledeen..................................................................        31,201(9)                  *
Anthony Bergamo.................................................................         3,086                     *
Dimensional Fund Advisors Inc...................................................     1,579,000(10)                 7.4%
Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays
Capital Inc.....................................................................     1,672,299(11)                 7.9%
Pioneer Global Asset Management.................................................     1,318,000(12)                 6.2%
Brandywine Asset Management, LLC................................................     1,165,186(13)`                5.5%
NFJ Investment Group L.P........................................................     1,117,300(14)                 5.2%
All directors and executive officers as a group (16) persons (1-9)..............     6,346,310(15)                25.4%

-----------------

*    Less than 1%
(1)  Includes  presently  exercisable  options to purchase  1,900,000  shares of
     Common  Stock.  Does not include  177,145  shares  held by Intrust  Bank as
     Trustee  of a Rabbi  Trust for the  Company.  Under the terms of a Deferred
     Compensation  Agreement,  Mr.  Coulter  defers  receipt of the value of his deferred  compensation  account until 30 days after the  termination of his employment with the Company.
(2)  Includes presently exercisable options to purchase 825,000 shares of Common
     Stock.
(3)  Includes presently exercisable options to purchase 475,000 shares of Common
     Stock.
(4)  Includes presently  exercisable options to purchase 88,449 shares of Common
     Stock.
(5)  Includes presently  exercisable options to purchase 18,134 shares of Common
     Stock.
(6)  Includes presently  exercisable options to purchase 58,134 shares of Common
     Stock.
(7)  Includes presently  exercisable options to purchase 67,734 shares of Common
     Stock.
(8)  Consists of 2,500 shares held by a Family Trust and  presently  exercisable options to purchase 31,201 shares of Common Stock.
(9)  Includes or consists of presently  exercisable  options to purchase  31,201 shares of Common Stock.
(10) Based on a Schedule 13G filed in February 2004,  Dimensional  Fund Advisors
     Inc. beneficially holds 1,579,000 shares of the Company's Common Stock. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor,
     Santa Monica, CA 90401.
(11) Based on a Schedule 13G filed in February 2004,  Barclays Global Investors,
     N.A.  beneficially  holds 1,289,686  shares of the Company's  Common Stock,
     Barclays  Global Fund Advisors  beneficially  holds  319,413  shares of the
     Company's Common Stock and Barclays Capital Inc.  beneficially holds 63,200 shares of the  Company's  Common  Stock.  The  address of  Barclays  Global
     Investors, N.A. and Barclays Global Fund Advisors is 45 Fremont Street, San
     Francisco,  CA 94105 and the address of Barclays  Capital  Inc. is 200 Park
     Avenue, New York, New York 10166.
(12) Based on a  Schedule  13G filed in  December  2001,  Pioneer  Global  Asset
     Management  beneficially  holds  1,318,000  shares of the Company's  Common
     Stock. The address of Pioneer Global Asset Management is Galleria San Carlo
     6, 20122 Milan, Italy.
(13) Based  on  a  Schedule  13G  filed  in  February  2004,   Brandywine  Asset
     Management, LLC beneficially holds 1,165,186 shares of the Company's Common
     Stock.  The address of Brandywine  Asset  Management LLC is Three Christina
     Center, Ste. 1200, 201 N. Walnut Street, Wilmington, DE 19801.

(14) Based on a Schedule 13G filed in February, 2004, NFJ Investment Group, L.P.
     has  sole  dispositive  power  with  respect  to  1,117,300  shares  of the
     Company's  Common Stock.  The address of NFJ Investment  Group L.P. is 2121
     San Jancinto, Suite 1840, Dallas, TX 75201.
(15) Includes  presently  exercisable  options to purchase  3,713,804  shares of
     Common Stock,  which  includes  presently  exercisable  options to purchase
     187,750  shares of Common  Stock held by  executive  officers,  who are not
     specifically   identified  in  the  Security  Ownership  Table  above.  The executive  officers  who are not  specifically  identified  in the Security
     Ownership Table also  collectively own an additional 7,595 shares of Common
     Stock.

EQUITY COMPENSATION PLAN INFORMATION

          The  Company  previously  issued  options  under  the  Company's  1992
Directors Stock Option Plan (the "Directors  Plan") and the Plan. The ability to
issue  options  under  both  plans  has  expired.   The  following  table  gives
information  about stock option  awards under the plans as of December 30, 2003.
The  plans  are  discussed  further  in  Note  6 to the  Company's  Consolidated
Financial  Statements  included in the Company's  Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

                                                                                                    Number of
                                                                                                    Securities
                                                    Number of                                   Remaining Available
                                                 Securities to be                             for Future Issuance
                                                   Issued Upon           Weighted-Average         under Equity
                                                   Exercise of          Exercise Price of      Compensation Plans
                                                   Outstanding             Outstanding            (Excluding
                                                 Options, Warrants     Options, Warrants       Securities Reflected
                                                     and Rights             and Rights             in Column (a))
            Plan Category                               (a)                    (b)                       (c)
-----------------------------------------------  -----------------     -------------------     -----------------------
Equity compensation plans
   approved by security holders................     4,518,703                  8.98                       0
Equity compensation plans not
   approved by security holders................             0                    --                       0
                                                 -----------------     -------------------     -----------------------
   Total.......................................     4,518,703                  8.98                       0
======================================================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The adult  son of Gerald T.  Aaron is  employed  by the  Company  as a
District  Manager.  The  Company  has a total  of 30  District  Managers.  Total compensation  in 2003  payable to the adult son of Mr.  Aaron was $84,076  which amount is  substantially  similar  to the  compensation  paid to other  District
Managers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Aggregate fees for  professional  services  rendered to the Company by
Ernst & Young LLP for the years ended  December  30, 2003 and December 31, 2002, were:

                                                      2003                 2002
                                                   --------             --------
Audit ........................................     $297,317             $284,430
Audit Related ................................       89,360               22,800
Tax ..........................................      232,948              352,375
Other ........................................           --                   --
                                                   --------             --------
   Total .....................................      619,675              659,605
                                                   ========             ========
AUDIT FEES

          Audit fees for 2003 and 2002 were for professional  services  rendered for  the  audits  of the  consolidated  financial  statements  of  the  Company,
statutory  and  subsidiary  audits,   timely  reviews  of  quarterly   financial
statements,  consents and  assistance  with review of  documents  filed with the
Securities Exchange Commission.

AUDIT RELATED FEES

          Audit Related fees for 2003 were primarily for consultations  relating to Stock-Repurchase and matters related to Sarbanes-Oxley Act advisory services.
Audit related fees for 2002 were  primarily for due diligence  related to merger and acquisitions and consultations relating to stock repurchase issues.

TAX FEES

          Tax  fees for 2003 and  2002  were  for  services  related  to (i) tax compliance  ($159,428  for the fiscal year ended  December 30, 2003 and $208,922 for the fiscal year ended December 31, 2002),  including the  preparation of tax returns and (ii) tax planning and tax advice related  primarily to the Company's
Australian operations.

ALL OTHER FEES

          There  were no other  fees  paid to Ernst & Young  LLP for the  fiscal years ended December 30, 2003 and December 31, 2002.

          The Audit Committee reviews audit and non-audit  services performed by
Ernst & Young  LLP as well as the fees  charged  by  Ernst & Young  LLP for such services.  In  its  review  of  non-audit  service  fees,  the  Audit  Committee considers,  among other things,  the possible  effect of the performance of such services on the auditor's  independence.

            PRE-APPROVAL POLICIES AND PROCEDURES

          All audit and  non-audit  services to be  performed  by the  Company's independent  accountant  must be  approved  in advance  by the Audit  Committee.
Consistent with applicable law,  limited amounts of services,  other than audit, review or attest  services,  may be approved by one or more members of the Audit
Committee pursuant to authority delegated by the Audit Committee,  provided each such  approved  service  is  reported  to the full Audit  Committee  at its next meeting.

          All of the  engagements  and fees for the Company's  fiscal year ended
December 30, 2003 were approved by the Audit  Committee.  In connection with the audit of the Company's  Financial  Statements for the Fiscal Year ended December
30, 2003, Ernst & Young LLP only used full-time, permanent employees.

          The Audit Committee of the Board of Directors  considered  whether the provision of  non-audit  services by Ernst & Young LLP was  compatible  with its ability to maintain  independence  from an audit  standpoint  and concluded that
Ernst & Young LLP's independence was not compromised.

                                       10

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The required  Financial  Statements were previously  filed on this
Form 10-K.

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
      *********10.26          Amendment to the Director's Plan
      *********10.27          Amendment to the Plan
               *14.1          Code of Ethics
     ***********21.1          Subsidiaries of the Company
     ***********23.1          Independent     Auditors'     consent    to    the
                              incorporation   by  reference  in  the   Company's
                              Registration   Statements   on  Form  S-8  of  the
                              independent auditors' report included herein
               *31.1          Certification of Chief Executive  Officer pursuant
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

                                       11

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
*********** Incorporated by Reference to the  Company's  Annual  Report  on Form
 10-K for the year ended December 30, 2003.

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

Dated: April 28, 2004

                                       12