Form 10-Q
period 2004-04-26
LONE STAR STEAKHOUSE & SALOON INC
filed 2004-05-03
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                                         Commission file number
MARCH 23, 2004                                                   0-19907
-----------------                                                -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          48-1109495
             --------                                          ----------
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

                                                             X  Yes         No
                                                            ---         ---

            Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                                             X  Yes         No
                                                            ---         ---

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

            CLASS                            Outstanding at April 23, 2004
COMMON STOCK, $.01 PAR VALUE                   21,286,402 SHARES
                                               ------------

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                         PAGE
                                                                         NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT MARCH 23, 2004 AND DECEMBER 30, 2003 .................................2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      MARCH 23, 2004 AND MARCH 25, 2003 .......................................3

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWELVE WEEKS ENDED
      MARCH 23, 2004 AND MARCH 25, 2003 .......................................4

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS ....................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS .........................................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS ...............................................14

ITEM 4.  CONTROLS AND PROCEDURES .............................................14

PART II.  OTHER INFORMATION
ITEMS 1 THROUGH 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................14

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           March 23, 2004       December 30, 2003
                                                                           --------------       -----------------

                                           ASSETS

Current assets:
    Cash and cash equivalents                                                 $ 102,921             $  96,230
    Inventories                                                                  12,335                12,955
    Other current assets                                                         10,040                11,880
                                                                              ---------             ---------
        Total current assets                                                    125,296               121,065
Property and equipment                                                          525,397               507,268
Less accumulated depreciation and amortization                                 (199,583)             (195,048)
                                                                              ---------             ---------
                                                                                325,814               312,220

Other assets:
    Deferred income taxes                                                        22,464                16,228
    Intangible and other assets, net                                             38,936                38,982
                                                                              ---------             ---------
           Total assets                                                       $ 512,510             $ 488,495
                                                                              =========             =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $  19,946             $  12,166
    Other current liabilities                                                    41,771                36,955
                                                                              ---------             ---------
           Total current liabilities                                             61,717                49,121

Long term liabilities, principally defered compensation obligations              19,587                18,275
Stockholders' equity:
    Preferred stock                                                                --                    --
    Common stock                                                                    213                   211
    Additional paid-in capital                                                  180,524               177,844
    Retained earnings                                                           254,132               246,707
    Common stock held by Trust                                                   (3,663)               (3,663)
                                                                              ---------             ---------
           Total stockholders' equity                                           431,206               421,099
                                                                              ---------             ---------
           Total liabilities and stockholders' equity                         $ 512,510             $ 488,495
                                                                              =========             =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       For the twelve weeks ended
                                                                   ------------------------------------
                                                                   March 23, 2004        March 25, 2003
                                                                   --------------        --------------

Net sales                                                            $ 160,596               $ 139,373
Costs and expenses:
    Costs of sales                                                      55,953                  47,464
    Restaurant operating expenses                                       72,823                  63,515
    Depreciation and amortization                                        4,616                   5,050
                                                                     ---------               ---------
Restaurant costs and expenses                                          133,392                 116,029
General and administrative expenses                                     10,295                   9,651
Non-cash stock compensation expense                                        910                     393
                                                                     ---------               ---------
Income from operations                                                  15,999                  13,300
Other income, net                                                          447                      50
                                                                     ---------               ---------
Income from continuing operations before income taxes                   16,446                  13,350
Provision for income taxes                                               5,399                   4,379
                                                                     ---------               ---------
Income from continuing operations                                       11,047                   8,971
Discontinued operations:
    Income (loss) from operations before income tax                         51                     (78)
    Income tax benefit (expense)                                            15                    (163)
                                                                     ---------               ---------
    Income (loss) from discontinued operations                              66                    (241)
                                                                     ---------               ---------
Net income                                                           $  11,113               $   8,730
                                                                     =========               =========

Basic earnings per share:
    Continuing operations                                            $    0.53               $    0.43
    Discontinued operations                                               --                     (0.02)
                                                                     ---------               ---------
    Basic earnings per share                                         $    0.53               $    0.41
                                                                     =========               =========
Diluted earnings per share:
    Continuing operatons                                             $    0.47               $    0.37
    Discontinued operations                                               --                     (0.01)
                                                                     ---------               ---------
    Diluted earnings per share                                       $    0.47               $    0.36
                                                                     =========               =========

Dividends per share                                                  $   0.175               $    0.15
                                                                     =========               =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   For the twelve weeks ended
                                                                                ------------------------------------
                                                                                March 23, 2004        March 25, 2003
                                                                                --------------        --------------

Cash flows from operating activities:
    Net income                                                                     $  11,113              $   8,730
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                                  5,256                  5,819
        Non-cash stock compensation expense                                              910                    393
        Gain on sale of assets                                                           (63)                  --
        Deferred income taxes                                                         (1,994)                (1,417)
        (Income) loss from discontinued operations                                       (66)                   241
        Net change in operating assets and liabilities:
             Change in operating assets                                                4,041                  1,061
             Change in operating liabilities                                           5,135                 (3,528)
                                                                                   ---------              ---------
Net cash provided by operating activities of continuing operations                    24,332                 11,299
Cash flows from investing activities:
    Acquisition of TX.C.C. Inc., net of cash acquired                                (12,505)                  --
    Purchases of property and equipment                                               (3,804)                (1,330)
    Proceeds from sale of assets                                                          69                     25
    Other                                                                                778                    446
                                                                                   ---------              ---------
Net cash used in investing activities of continuing operations                       (15,462)                  (859)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           672                  1,838
    Cash dividends                                                                    (3,688)                (3,185)
                                                                                   ---------              ---------
Net cash used in financing activities of continuing operations                        (3,016)                (1,347)
Effect of exchange rate changes on cash                                                 --                      313
Net cash provided by discontinued operations                                             837                     17
                                                                                   ---------              ---------
Net increase in cash and cash equivalents                                              6,691                  9,423
Cash and cash equivalents at beginning of period                                      96,230                 65,369
                                                                                   ---------              ---------
Cash and cash equivalents at end of period                                         $ 102,921              $  74,792
                                                                                   =========              =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                     $     900              $     227
                                                                                   =========              =========

Non cash investing activities:
    Issuance of common stock                                                       $   1,542              $    --
                                                                                   =========              =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

     The  unaudited  condensed  consolidated  financial  statements  include all
adjustments,   consisting  of  normal,   recurring  accruals,  which  Lone  Star
Steakhouse  &  Saloon,  Inc.  (the  "Company")  considers  necessary  for a fair presentation  of the financial  position and the results of  operations  for the periods presented. The results for the twelve weeks ended March 23, 2004 are not necessarily  indicative  of the results to be expected  for the full year ending
December  28,  2004.  This  quarterly  report  on Form  10-Q  should  be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 30, 2003.

     Certain  amounts for the prior year have been  reclassified to conform with the current year's presentation.

2. COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                                                          For the twelve weeks ended
                                                          --------------------------
                                                        March 23, 2004  March 25, 2003
                                                        --------------  --------------

Net income                                                 $11,113       $ 8,730
Foreign currency translation adjustments                        --           955
                                                           -------       -------
Comprehensive income                                       $11,113       $ 9,685
                                                           =======       =======

3. EARNINGS PER SHARE

     Basic earnings per share amounts are computed based on the weighted average number of shares  outstanding  during  the  periods.  For  purposes  of  diluted computations,  average shares  outstanding  has been adjusted to reflect (1) the number of  shares  that  would be issued  from the  exercise  of stock  options, reduced  by the  number of shares  which  could  have  been  purchased  from the proceeds  at the average  market  price of the  Company's  stock or price of the
Company's stock on the exercise date if options were exercised during the period presented  and (2) the  number  of shares  that may be  issuable  to effect  the
settlement  of  certain  deferred  compensation   liabilities  pursuant  to  the
Company's Stock Option Deferred Compensation Plan. The effect of shares issuable to settle the deferred  compensation  liabilities  has not been included for any periods as their effect would have been antidilutive.

     The weighted  average shares  outstanding for the periods  presented are as follows (in thousands):

                                                         For the twelve weeks ended
                                                         --------------------------
                                                       March 23, 2004   March 25, 2003
                                                       --------------   --------------

Basic average shares outstanding                           20,995         21,059
Diluted average shares outstanding                         23,682         24,299

4. TERM REVOLVER

     The Company has a credit facility pursuant to an unsecured revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000.  The commitment  terminates in August 2004;
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the Company  may elect to pay  interest  at either  SunTrust  Bank's published  prime rate or a rate  determined  by reference to the Adjusted  LIBOR rate.  The  Company is  required  to  achieve  certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit  facility.  At March 23, 2004 and at December  30,  2003,  there were no  borrowings  outstanding  pursuant to the credit facility.

     The Company also has entered into a $5,000  revolving  term loan  agreement with a bank, under which no borrowings were outstanding at March 23, 2004 and at
December  30,  2003.  The loan  commitment  matures in August 2004 and  required interest only payments through April 2003, at which time the loan converted to a term note with monthly  principal and interest  payments  sufficient to amortize the loan over its remaining  term.  The interest rate is at .50% below the daily prime rate as published  in the Wall Street  Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused  portion of the credit facility.

5. COMMON STOCK TRANSACTIONS

     The Board of  Directors  has from time to time  authorized  the  Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twelve weeks ended March 23,  2004,  or during the twelve weeks ended
March  25,  2003.  The  Company  is  accounting  for  the  purchases  using  the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

     In September 2002, the Company adopted a Stock Option Deferred Compensation
Plan (the "Plan"),  which allows  certain key  executives to defer  compensation arising from the exercise of stock  options  granted  under the  Company's  1992
Incentive and  Nonqualified  Stock Option  Plans.  During the twelve weeks ended
March 25, 2003,  the Company issued 300,000 shares of its common stock to affect the  exercise  of such  stock  options in  exchange  for  122,855  shares of the
Company's  common stock as payment for such shares.  The 122,855 shares received by the Company were cancelled. The Company issued 122,855 shares to the optionee and pursuant to the terms of the Plan,  the Company  issued  177,145 shares to a
Rabbi trust (the  "Trust")  with Intrust  Bank,  NA serving as the trustee.  The
Trust  holds  the  shares  for  the  benefit  of  the  participating   employees
("Participant(s)").  Under  the  terms of the  Plan,  Participants  may elect to change the Plan's  investments from time to time which may result in the sale of the shares.  Since the shares held by the Trust are held  pursuant to a deferred compensation  arrangement  whereby amounts earned by an employee are invested in the stock of the employer and placed in the Trust,  the Company accounts for the arrangement  as required by Emerging  Issues Task Force  ("EITF")  consensus  on
Issue No. 97-14, ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS
EARNED ARE HELD IN A RABBI TRUST AND INVESTED ("EITF No.  97-14").  Accordingly,
shares issued to the Trust were recorded at fair market value at the date issued by the Company in the amount of $3,663,  which is reflected in the  accompanying
Condensed  Consolidated  Balance  Sheets as  Common  Stock  Held By  Trust.  The
corresponding  amount was credited to deferred  compensation  obligations.  Each period,  the shares owned by the Trust are valued at the closing  market  price,
with  corresponding   changes  in  the  underlying  shares  being  reflected  as adjustments to compensation expense and deferred  compensation  obligations.  At
March 23, 2004,  the Trust held 177,145  shares of the  Company's  common stock.
Included in non-cash stock compensation expense for the twelve weeks ended March
23, 2004 was a charge of $760  relating to the changes in market  price for such shares.

6. ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

On January 28, 2004, the Company's Joint Plan of Reorganization  ("the Plan") to
purchase   TX.C.C.,    Inc.   and   affiliated   entities,    TXCC-Preston   and
TXLC-Albuquerque,  (collectively,  "TXCC") was  confirmed  by the United  States
Bankruptcy  Court for the  District of Texas,  Dallas  Division  and the Company
acquired  100% of  TXCC  on that  date.  The  Company's  consolidated  financial statements  include  TXCC's  results of operations  from January 28, 2004.  TXCC presently  operates 20 Texas Land & Cattle Steak  House(R)  restaurants  located primarily  in Texas.  The  acquisition  of TXCC allows the Company to expand its steakhouse  concepts,  provides strategic growth opportunities and significantly increases  its  presence  in  the  Texas  market.  Pursuant  to  the  Plan,  the prepetition  creditors at their option were  entitled to receive  either cash or common  stock of Lone Star  Steakhouse  & Saloon,  Inc. in  settlement  of their claims.  The cash  portion  of the  acquisition  was funded  from the  Company's existing cash balances.

The preliminary aggregate purchase price was $23,870, including cash acquired of
$2,145. The Company's purchase price consisted of $14,650 in cash, 68,747 shares of the  Company's  common stock  valued at $1,542,  and  liabilities  assumed of
$7,678.

The following  table  summarizes  the  preliminary  estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of  determining  the final  settlement  amounts  with  certain prepetition  creditors;  thus  additional  adjustments  to  the  purchase  price allocation, including estimated assumed liabilities, may still be required.

                               AT JANUARY 28, 2004
                               -------------------

Current assets (net of cash acquired of $2,145)                          $ 1,581
Property and equipment                                                    15,561
Other assets                                                               4,583
                                                                         -------
Total assets acquired                                                     21,725
                                                                         -------
Current liabilities                                                        7,678
                                                                         -------
Total liabilities assumed                                                  7,678
                                                                         -------
Net assets acquired                                                      $14,047
                                                                         =======

Pro forma results giving effect to the acquisition of TXCC are not presented for the periods as such amounts are not significant.

7. SUBSEQUENT EVENTS

     On April 13, 2004, the Board of Directors declared the Company's  quarterly cash dividend of $.175 per share payable May 7, 2004 to  stockholders  of record on April 23, 2004.

8. DISCONTINUED OPERATIONS

     The Company  accounts for its closed  restaurants  in  accordance  with the
Provisions  of SFAS No.  144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR  DISPOSAL  OF
LONG-LIVED ASSETS.  Therefore, when a restaurant is closed and the restaurant is either held for sale or abandoned,  the  restaurant's  operations are eliminated from ongoing operations. Accordingly, the operations of such restaurants, net of applicable  income taxes,  are presented as  discontinued  operations  and prior period  consolidated  financial  statements  are  reclassified.  The table below reflects as discontinued  operations the applicable  operations of the Company's
Australian business and certain other domestic restaurants closed which meet the criteria for such presentation.

                                                       For the twelve weeks ended
                                                       --------------------------
                                                        March 23,      March 23,
                                                          2004           2003
                                                        -------         -------

Income (loss) from operations                           $    51         $   (78)
Income tax benefit (expense)                                 15            (163)

                                                        -------         -------
Net income (loss) from
discontinued operations                                 $    66         $  (241)
                                                        =======         =======
Net sales from discontinued
operations                                              $    --         $ 5,105
                                                        =======         =======

9. INCOME TAX

     The effective  income tax rate was 32.8% for each of the twelve weeks ended
March 23, 2004 and March 25, 2003.  The factors  which cause the  effective  tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain non-deductible  expenses, and the tax effect of incentive  stock options.  There is generally no tax impact to the Company associated with incentive stock options and the related amortization associated with such options in the income statement.  However, tax benefits may arise  related  to the  incentive  stock  options  at the time the  options  are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition of the shares by the optionee.

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

     The Company opened one  restaurant  during the twelve weeks ended March 23,
2004 and none during the twelve weeks ended March 25, 2003.

     There were 250  operating  domestic Lone Star  restaurants  as of March 23,
2004.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.

     The  Company  currently  operates  five Del  Frisco's  Double  Eagle  ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The  Company  currently  operates  fifteen  Sullivan's  Steakhouse
("Sullivan's")  restaurants,  20 Texas Land and Cattle Steak  House(R)  ("TXLC")
restaurants and one Frankie's Italian Grille restaurant.

     Internationally,  licensees  operate  13  Lone  Star  Steakhouse  &  Saloon restaurants  in Australia and one in Guam.  During fiscal 2003, the Company sold
13  restaurants  to a  licensee  in  Australia  and closed an  additional  seven restaurants in Australia.

     On January 28, 2004,  the Company  acquired 20 TXLC  restaurants  which are located  primarily in Texas.  The  operating  results of those  restaurants  are included  in the  Company's  consolidated  operating  results  from  the date of acquisition.

                       LONE STAR STEAKHOUSE & SALOON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

     The following  table sets forth for the periods  indicated the  percentages which  certain  items  included  in  the  condensed  consolidated  statement  of operations bear to net sales:

                                                              TWELVE WEEKS ENDED (1)
                                                           MARCH 23, 2004  MARCH 25, 2003

STATEMENT OF OPERATIONS DATA:
Net sales .................................................      100.0%        100.0%
Costs and expenses:
      Costs of sales ......................................       34.8          34.0
      Restaurant operating expenses .......................       45.3          45.6
      Depreciation and amortization .......................        2.9           3.6
                                                                 -----         -----

           Restaurant costs and expenses ..................       83.0          83.2

General and administrative expenses .......................        6.4           6.9
 Non-cash stock compensation expense ......................        0.6           0.3
                                                                 -----         -----

Income from operations ....................................       10.0           9.6
Other income, net .........................................        0.3            --
                                                                 -----         -----

Income from continuing operations before income taxes .....       10.3           9.6
Provision for income taxes ................................        3.4           3.1
                                                                 -----         -----

Income from continuing operations .........................        6.9           6.5
Income (loss) from discontinued operations, net of
  applicable income taxes .................................         --          (0.2)
                                                                 -----         -----

Net income ................................................        6.9%          6.3%
                                                                 =====         =====

(1)  The Company  operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal  quarters for the Company consist of accounting  periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

                      LONE STAR STEAKHOUSE & SALOON, INC.

 TWELVE WEEKS ENDED MARCH 23, 2004 COMPARED TO TWELVE WEEKS ENDED MARCH 25, 2003
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales increased $21,223 or 15.2% to $160,596 for the twelve weeks ended
March 23, 2004,  compared to $139,373 for the twelve weeks ended March 25, 2003.
Sales for the twelve  weeks ended March 23, 2004  include  approximately  $9,800 attributable  to the  acquisition of Texas Land & Cattle  ("TXLC").  The Company experienced  sales growth in all its  restaurant  concepts as blended same store sales  representing  net sales, by store,  for all the Company owned  restaurant concepts,  excluding  TXLC,  opened for more than 18 months in the  current  and comparable  prior year  period  increased  8.0%.  The  Company's  average  check increased  3.3% and guest counts  increased  4.8%.  In  addition,  sales for the twelve weeks ended March 23, 2004 include  revenues  from New Year's Eve.  There were no New Year's Eve sales in the twelve weeks ended March 25, 2003.

     Costs of sales, primarily food and beverages,  increased as a percentage of net sales to 34.8% from 34.0% due primarily to increased costs of beef and dairy products and to a lesser extent produce and chicken.

     Restaurant  operating  expenses  for the twelve  weeks ended March 23, 2004 increased  $8,489 to $55,953  compared  to $47,464 in the prior year  period but decreased  as a  percentage  of net sales to 45.3% from  45.6%.  The  percentage decrease  for the twelve  weeks ended March 23, 2004  compared to the prior year period reflects the leverage from higher sales volumes in 2004 on the fixed cost components of restaurant operating expenses. Labor costs decreased .2% primarily as a result of increased sales leverage. Advertising costs were up approximately
..2%  reflecting  increased  costs  for  coupon  printing  costs.   Building  and
maintenance costs decreased .3% while natural gas costs increased .1%. Occupancy costs were up .1%, due  primarily to the impact of rent  expenses  applicable to the TXLC stores. In addition, restaurant operating expenses for the twelve weeks ended March 23, 2004 include approximately $271 of pre-opening costs.

     Depreciation  and  amortization  decreased  $434 for the twelve weeks ended
March 23, 2004  compared  with the prior  period.  The decrease is  attributable primarily to a reduction  in  depreciation  for certain  assets that have become fully depreciated.

     General and  administrative  expenses  increased  $644 for the twelve weeks ended March 23, 2004 compared to the prior year period.  The primary  reason for the increase is attributable to the additional general and administrative  costs applicable to TXLC. In addition,  the Company  incurred  increased  expenses for travel related costs and for certain contracted services.

     Non-cash  stock  compensation  expense for the twelve weeks ended March 23,
2004 increased $517 compared to the prior year period. The increase is primarily attributable  to a charge of $760 relating to the  accounting for certain shares of the  Company's  common  stock held by a Rabbi  Trust  pursuant  to a deferred compensation  arrangement  (See  Note 5 to the Notes to  Condensed  Consolidated
Financial Statements for additional  information).  The impact of the charge was partially  offset by a decrease of $243 in the amortization of other stock based compensation expense.

     Other  income,  net for the  twelve  weeks  ended  March 23,  2004 was $447 compared to $50 for the prior year. The increase is primarily attributable to an increase in interest  income and to a lesser extent an increase in gains arising from the sale of assets.

     The  effective  income tax rate was 32.8% for the twelve  weeks ended March
23, 2004 and for the prior year period.  The factors  which cause the  effective tax rates to vary from the federal  statutory  rate of 35% include  state income taxes,  the  impact  of  FICA  Tip and  other  credits,  certain  non-deductible expenses,  and the tax effect of incentive stock options.  There is generally no tax impact to the  Company  associated  with  incentive  stock  options  and the related  amortization  associated  with such  options in the  income  statement.
However,  tax benefits may arise at the time the incentive options are exercised to the extent that the exercise is followed by a  disqualifying  disposition  of the shares by the optionee.

     Discontinued  operations  reflect  the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 8 to the  Notes to  Condensed
Consolidated Statements for additional information.)

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly,  changes in such wage  levels  affect  the  Company's  labor  costs.  However,  since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a  material  impact on  operating  margins.  During  fiscal  2003,  the  Company experienced  significant  increases in beef  prices.  Although the price of beef decreased  during the twelve weeks ended March 23, 2004, the prices  continue to be above historical levels and have been somewhat volatile.  During the month of
April 2004, beef prices continued to increase. To the extent that we continue to experience  significant  increases  in  beef  prices,  it will  have a  material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     The following table presents a summary of the Company's cash flows for each of the twelve weeks ended March 23, 2004 and March 25, 2003:

                                                           Twelve weeks ended
                                                           ------------------
                                                     March 23, 2004  March 25, 2003
                                                     --------------  --------------
Net cash provided by operating activities ..........     $ 24,332      $ 11,299
Net cash used in investing activities ..............      (15,462)         (859)
Net cash used in financing activities ..............       (3,016)       (1,347)
Effect of exchange rate changes on cash ............         --             313
Net cash provided by discontinued operations .......          837            17
                                                         --------      --------
Net increase in cash and cash equivalents ..........     $  6,691      $  9,423
                                                         ========      ========

     The increase in net cash  provided by operating  activities  for the twelve week period  ended March 23, 2004  compared to the prior period is due to (1) an increase in net income,  (2) an increase in certain operating  liabilities which is due to  increased  business and the timing of the payments and (3) a decrease in certain operating assets resulting from the timing of payments and a decrease in inventory since the end of fiscal 2003.

     During  the  twelve  week  period  ended  March  23,  2004,  the  Company's investment in property and equipment was $3,804  compared to $1,330 for the same period in 2003.

     As more fully  described in Note 6 to the Notes to  Consolidated  Condensed
Financial  Statements,  on January 28,  2004,  the Company  acquired  TXCC which operates 20 Texas Land & Cattle Steak House(R)  restaurants located primarily in
Texas. The cash portion of the purchase price, net of cash acquired, was $12,505 and was funded from the Company's existing cash balance. The cash portion of the

purchase  price  may  increase  as  the  Company   resolves  certain  claims  of
prepetition creditors.

     During the twelve week period  ended March 23, 2004,  the Company  received net proceeds of $672 from the issuance of 75,213  shares of its common stock due to the  exercise  of stock  options  compared  to  proceeds  of $1,838  from the issuance of 319,053 shares in the first quarter of fiscal 2003.

     The Company's  Board of Directors has  authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was December 23, 2003 when the Board of Directors approved the repurchase of up to 2,122,800 shares of the  Company's  common  stock.  During the twelve weeks ended March 23, 2004 and
March 25, 2003, the Company did not purchase any common stock.

     The Company has paid quarterly cash dividends on its common stock since the second  quarter of fiscal  2000.  In January  2004,  the Company  increased  its quarterly  cash dividend  from $.165 to $.175 per share  commencing in the first quarter of fiscal  2004.  During the twelve  weeks  ended  March 23,  2004,  the
Company  paid  dividends  of $3,688 or $.175 per share as  compared to $3,185 or
$.15 per share in the first  quarter of fiscal 2003.

     At March 23, 2004,  the Company had $102,921 in cash and cash  equivalents.
The Company has available $55,000 in unsecured revolving credit facilities which expire in August  2004.  At March  23,  2004,  the  Company  has no  outstanding borrowings.  See  Note  4 to  the  Notes  to  Condensed  Consolidated  Financial
Statements in the Form 10-Q for a further  description  of the Company's  credit facilities.

     The Company from time to time may utilize derivative financial  instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant. As of March 23,
2004, the Company had no positions in futures contracts.

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
         TWELVE WEEKS ENDED MARCH 23, 2004.

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
         CONTROLS SUBSEQUENT TO THE DATE OF THEIR EVALUATION.

         CERTIFICATIONS  OF THE CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL
         OFFICER  REGARDING,   AMONG  OTHER  ITEMS,   DISCLOSURE   CONTROLS  AND
         PROCEDURES ARE INCLUDED IMMEDIATELY AFTER THE SIGNATURE SECTION OF THIS
         FORM 10-Q.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In  connection  with the  acquisition  of TXCC,  the Company has issued
         68,747 shares of common stock, pursuant to the terms of the Findings of
         Fact,  Conclusions of Law and Order Confirming First Amended Joint Plan
         of  Reorganization  of  TX.C.C.,  Inc.,  TX.C.C.-Preston,   L.P.,  TXLC
         Albuquerque  Restaurant,  L.L.C.,  Debtors, dated January 28, 2004. For further  information  with respect to the foregoing,  see Note 6 to the
         Notes to Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) REPORTS ON FORM 8-K
             DURING THE TWELVE  WEEKS ENDED MARCH 23,  2004,  THE COMPANY  FILED
             FORM  8-KS ON THE  FOLLOWING  DATES  UNDER  ITEM 5 - OTHER  EVENTS:
             JANUARY 7, 2004, JANUARY 30, 2004 AND MARCH 8, 2004

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

                                     LONE STAR STEAKHOUSE & SALOON, INC.
                                     (Registrant)

Date:  May  3, 2004                   /s/ Randall H. Pierce
           ---                       -------------------------------------------
                                     Chief Financial Officer