Form 10-Q
period 2004-06-15
LONE STAR STEAKHOUSE & SALOON INC
filed 2004-07-26
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For quarter ended                                  Commission file number
     JUNE 15, 2004                                          0-19907
     -------------                                          -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            48-1109495
          --------                                            ----------
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

           Class                                    Outstanding at July 19, 2004
           -----                                    ----------------------------
COMMON STOCK, $.01 PAR VALUE                              21,946,835 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
      at June 15, 2004 and December 30, 2003                               2

      Condensed Consolidated Statements of
      Income for the twelve weeks ended
      June 15, 2004 and June 17, 2003                                      3

      Condensed Consolidated Statements of
      Income for the twenty-four weeks ended
      June 15, 2004 and June 17, 2003                                      4

      Condensed Consolidated Statements of
      Cash Flows for the twenty-four weeks ended
      June 15, 2004 and June 17, 2003                                      5

      Notes to Condensed Consolidated
      Financial Statements                                                 6

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations                                                     10

Item 3.  Quantitative and Qualitative
Disclosures about Market Risks                                            16

Item 4.  Controls and Procedures                                          16

PART II.  OTHER INFORMATION
Items 1, 3 and 5 have been omitted
since the items are either inapplicable or the
answer is negative

Item 2. Unregistered Sales of Equity
        Securities and Use of Proceeds                                    16

Item 4. Submission of matters to vote of stockholders                     16

Item 6. Exhibits and Reports on Form 8-K                                  17

                      LONE STAR STEAKHOUSE & SALOON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                         June 15,       December 30,
                                                                            2004            2003
                                                                         ---------      ------------
                    ASSETS

Current assets:
    Cash and cash equivalents                                            $  91,460      $  96,230
    Inventories                                                             12,670         12,955
    Other current assets                                                    12,513         11,880
                                                                         ---------      ---------
        Total current assets                                               116,643        121,065
Property and equipment                                                     529,750        507,268
Less accumulated depreciation and amortization                            (204,496)      (195,048)
                                                                         ---------      ---------
                                                                           325,254        312,220

Other assets:
    Deferred income taxes                                                   22,379         16,228
    Intangible and other assets, net                                        37,882         38,982
                                                                         ---------      ---------
           Total assets                                                  $ 502,158      $ 488,495
                                                                         =========      =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  15,342      $  12,166
    Other current liabilities                                               30,507         36,955
                                                                         ---------      ---------
           Total current liabilities                                        45,849         49,121

Long term liabilities, principally deferred compensation obligations        19,110         18,275
Stockholders' equity:
    Preferred stock                                                           --             --
    Common stock                                                               217            211
    Additional paid-in capital                                             184,868        177,844
    Retained earnings                                                      255,777        246,707
    Common stock held by Trust                                              (3,663)        (3,663)
                                                                         ---------      ---------
           Total stockholders' equity                                      437,199        421,099
                                                                         ---------      ---------
           Total liabilities and stockholders' equity                    $ 502,158      $ 488,495
                                                                         =========      =========

                             See accompanying notes.
                                       -2-

                      LONE STAR STEAKHOUSE & SALOON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          For the twelve weeks ended
                                                        -----------------------------
                                                        June 15, 2004   June 17, 2003
                                                        -------------   -------------

Net sales                                                 $ 155,529      $ 137,943
Costs and expenses:
    Costs of sales                                           57,828         48,117
    Restaurant operating expenses                            74,067         63,769
    Depreciation and amortization                             4,704          4,785
                                                          ---------      ---------
Restaurant costs and expenses                               136,599        116,671
General and administrative expenses                          10,624         10,924
Non-cash stock compensation                                    (114)           733
                                                          ---------      ---------
Income from operations                                        8,420          9,615
Other income (expense), net                                    (421)           282
                                                          ---------      ---------
Income from continuing operations before income taxes         7,999          9,897
Provision for income taxes                                    2,618          2,999
                                                          ---------      ---------
Income from continuing operations                             5,381          6,898
Discontinued operations:
    Income (loss) from operations before income tax              (7)           903
    Income tax expense                                           (2)          (173)
                                                          ---------      ---------
    Income (loss) from discontinued operations                   (9)           730
                                                          ---------      ---------
Net income                                                $   5,372      $   7,628
                                                          =========      =========

Basic earnings per share:
    Continuing operations                                 $    0.25      $    0.33
    Discontinued operations                                    --             0.04
                                                          ---------      ---------
Basic earnings per share                                  $    0.25      $    0.37
                                                          =========      =========
Diluted earnings per share:
    Continuing operatons                                  $    0.22      $    0.29
    Discontinued operations                                    --             0.03
                                                          ---------      ---------
Diluted earnings per share                                $    0.22      $    0.32
                                                          =========      =========

Dividends per share                                       $   0.175      $   0.165
                                                          =========      =========

                             See accompanying notes.

                      LONE STAR STEAKHOUSE & SALOON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       For the twenty-four weeks ended
                                                       -------------------------------
                                                        June 15, 2004  June 17, 2003
                                                        -------------  -------------

Net sales                                                 $ 316,126     $ 277,315
Costs and expenses:
    Costs of sales                                          113,781        95,581
    Restaurant operating expenses                           146,890       127,284
    Depreciation and amortization                             9,320         9,835
                                                          ---------     ---------
Restaurant costs and expenses                               269,991       232,700
General and administrative expenses                          20,921        20,575
Non-cash stock compensation expense                             795         1,126
                                                          ---------     ---------
Income from operations                                       24,419        22,914
Other income, net                                                27           333
                                                          ---------     ---------
Income from continuing operations before income taxes        24,446        23,247
Provision for income taxes                                    8,018         7,378
                                                          ---------     ---------
Income from continuing operations                            16,428        15,869
Discontinued operations:
    Income from operations before income tax                     44           825
    Income tax benefit (expense)                                 13          (336)
                                                          ---------     ---------
    Income from discontinued operations                          57           489
                                                          ---------     ---------
Net income                                                $  16,485     $  16,358
                                                          =========     =========

Basic earnings per share:
    Continuing operations                                 $    0.78     $    0.76
    Discontinued operations                                    --            0.02
                                                          ---------     ---------
Basic earnings per share                                  $    0.78     $    0.78
                                                          =========     =========
Diluted earnings per share:
    Continuing operatons                                  $    0.69     $    0.66
    Discontinued operations                                    --            0.02
                                                          ---------     ---------
Diluted earnings per share                                $    0.69     $    0.68
                                                          =========     =========

Dividends per share                                       $   0.350     $   0.315
                                                          =========     =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   For the twenty-four weeks ended
                                                                                   -------------------------------
                                                                                    June 15, 2004  June 17, 2003
                                                                                    -------------  -------------
Cash flows from operating activities:
    Net income                                                                        $ 16,485      $ 16,358
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                                   10,584        11,317
        Non-cash stock compensation expense                                                795         1,126
        Gain on sale of assets                                                            (551)          (34)
        Deferred income taxes                                                           (1,909)       (3,067)
        (Income) loss from discontinued operations                                         (57)         (489)
        Change in operating assets and liabilities, net of effect of acquisition:
             Change in operating assets                                                  1,232          (917)
             Change in operating liabilities                                            (9,743)        1,879
                                                                                      --------      --------
Net cash provided by operating activities of continuing operations                      16,836        26,173
Cash flows from investing activities:
    Acquisition of TX.C.C. Inc., net of cash acquired                                  (12,505)         --
    Purchases of property and equipment                                                 (9,245)       (2,341)
    Proceeds from sale of assets                                                           783           963
    Other                                                                                1,232           459
                                                                                      --------      --------
Net cash used in investing activities of continuing operations                         (19,735)         (919)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                           4,028         5,260
    Common stock repurchased and retired                                                  --         (18,454)
    Cash dividends                                                                      (7,415)       (6,707)
                                                                                      --------      --------
Net cash used in financing activities of continuing operations                          (3,387)      (19,901)
Effect of exchange rate changes on cash                                                   --             969
Net cash provided by discontinued operations                                             1,516         2,602
                                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                                    (4,770)        8,924
Cash and cash equivalents at beginning of period                                        96,230        65,369
                                                                                      --------      --------
Cash and cash equivalents at end of period                                            $ 91,460      $ 74,293
                                                                                      ========      ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                        $ 13,723      $  2,031
                                                                                      ========      ========

Non cash investing activities:
    Issuance of common stock                                                          $  2,633      $   --
                                                                                      ========      ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & Saloon, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    BASIS OF PRESENTATION

      The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the  instructions to Form 10-Q and
Article  10 of  Regulation  S-X.  Accordingly,  they  do  not  include  all  the information and footnotes required by generally accepted  accounting  principles for complete financial statements. In the opinion of management all adjustments, consisting of normal,  recurring accruals,  which Lone Star Steakhouse & Saloon,
Inc.  (the  "Company")  considers  necessary  for a  fair  presentation  of  the financial  position and the results of operations for the periods presented have been included. The results for the twenty-four weeks ended June 15, 2004 are not necessarily  indicative  of the results to be expected  for the full year ending
December  28,  2004.  This  quarterly  report  on Form  10-Q  should  be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 30, 2003.
      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                             For the twelve weeks ended     For the twenty-four weeks ended
                             --------------------------     -------------------------------
                                June 15,    June 17,            June 15,       June 17,
                                  2004        2003                2004           2003
                             ------------   --------            --------     ----------

Net income                       $ 5,372     $ 7,628             $16,485     $16,358

Foreign currency translation
        adjustments                 --         1,996                --         2,951
                                 -------     -------             -------     -------
Comprehensive income             $ 5,372     $ 9,624             $16,485     $19,309
                                 =======     =======             =======     =======

3.    EARNINGS PER SHARE

      Basic  earnings  per share  amounts  are  computed  based on the  weighted average number of shares outstanding during the periods. For purposes of diluted computations,  average shares  outstanding have been adjusted to reflect (1) the number of  shares  that  would be issued  from the  exercise  of stock  options, reduced  by the  number of shares  which  could  have  been  purchased  from the proceeds  at the average  market  price of the  Company's  stock or price of the
Company's stock on the exercise date if options were exercised during the period presented  and (2) the  number  of shares  that may be  issuable  to effect  the
settlement  of  certain  deferred  compensation   liabilities  pursuant  to  the
Company's Stock Option Deferred Compensation Plan. The effect of shares issuable to settle the  deferred  compensation  liabilities  are  included for the twelve weeks ended June 15, 2004 and excluded in all other  periods  presented as their effect would have been antidilutive.

     The weighted  average shares  outstanding for the periods  presented are as follows (in thousands):

                                       For the twelve weeks ended     For the twenty-four weeks ended
                                       --------------------------     -------------------------------
                                          June 15,    June 17,            June 15,       June 17,
                                            2004        2003                2004           2003
                                       ------------   --------            --------     ----------

Basic average shares outstanding          21,264       20,717              21,110         20,888
Diluted average shares outstanding        24,021       23,740              23,764         23,959

4.    TERM REVOLVER

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $50,000. The commitment  terminates in August
2004; however, it is subject to acceleration in the event of a change of control of the Company as that term is defined in the credit  agreement.  At the time of each borrowing,  the Company may elect to pay interest at either SunTrust Bank's published  prime rate or a rate  determined  by reference to the Adjusted  LIBOR rate.  The  Company is  required  to  achieve  certain  financial  ratios and to maintain  certain  net worth  amounts as defined  in the credit  agreement.  The
Company is required to pay on a quarterly basis a facility fee equal to .25% per annum on the daily unused amount of the credit facility. At June 15, 2004 and at
December 30, 2003, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings  were  outstanding  at June 15, 2004 and
December 30, 2003. The loan commitment matures in August 2004. The interest rate is at .50% below the daily prime rate as published  in the Wall Street  Journal.
In  addition,  the  Company  pays a facility  fee of .25% per annum on the daily unused portion of the credit facility.

      Both of the  Company's  credit  facilities  terminate in August 2004.  The
Company is currently  negotiating its credit facility  arrangements and believes it will be able to  adequately  provide for its credit  facility  needs when the present facilities expire.

5.    COMMON STOCK TRANSACTIONS

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twenty-four  weeks ended June 15, 2004. The Company purchased 891,000 shares of its common stock during the twenty-four weeks ended June 17, 2003. The
Company is accounting for the purchases using the constructive retirement method of  accounting  wherein the  aggregate  par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

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
COMPENSATION  ARRANGEMENTS  WHERE  AMOUNTS  EARNED ARE HELD IN A RABBI TRUST AND
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  Condensed  Consolidated Balance
Sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying shares reflected as adjustments to compensation  expense and deferred compensation obligations. At June 15, 2004, the Trust held 177,145 shares of the
Company's common stock.  Included in non-cash stock compensation expense for the twelve  weeks  ended June 15,  2004 and June 17,  2003 was a (credit)  charge of
$(205) and $760, respectively,  relating to the changes in market price for such shares.  The charges for the twenty-four  weeks ended June 15, 2004 and June 17,
2003 were $554 and $409, respectively.

6.    ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

      On January 28, 2004,  the  Company's  Joint Plan of  Reorganization  ("the
Plan") to purchase  TX.C.C.,  Inc. and  affiliated  entities,  TXCC-Preston  and
TXLC-Albuquerque,  (collectively,  "TXCC") was  confirmed  by the United  States
Bankruptcy  Court for the  District of Texas,  Dallas  Division  and the Company
acquired  100% of  TXCC  on that  date.  The  Company's  consolidated  financial statements  include  TXCC's  results of operations  from January 28, 2004.  TXCC presently  operates 20 Texas Land & Cattle Steak  House(R)  restaurants  located primarily  in Texas.  The  acquisition  of TXCC allows the Company to expand its steakhouse  concepts,  provides strategic growth opportunities and significantly increases  its  presence  in  the  Texas  market.  Pursuant  to  the  Plan,  the pre-petition creditors at their option were  entitled to receive  either cash or common  stock of Lone Star  Steakhouse  & Saloon,  Inc. in  settlement  of their claims.  The cash  portion  of the  acquisition  was funded  from the  Company's existing cash balances.

      The  preliminary  aggregate  purchase  price was $23,870,  including  cash acquired of $2,145.  The Company's  purchase price consisted of $14,650 in cash,
117,466 shares of the Company's  common stock valued at $2,633,  and liabilities assumed of $6,587.

      The following table  summarizes the  preliminary  estimated fair values of the assets  acquired and  liabilities  assumed at the date of  acquisition.  The
Company is in the  process of  determining  the final  settlement  amounts  with certain  pre-petition  creditors;  thus  additional  adjustments to the purchase
price  allocation,   including  estimated  assumed  liabilities,  may  still  be required.

                         At January 28, 2004
                         -------------------

         Current assets (net of cash acquired of $2,145)         $   1,581
         Property and equipment                                     15,561
         Other assets                                                4,583
                                                                 ---------
           Total assets acquired                                    21,725
                                                                 ---------
         Current liabilities                                         6,587
                                                                 ---------
           Total liabilities assumed                                 6,587
                                                                 ---------
           Net assets acquired                                   $  15,138
                                                                 =========

      Pro  forma  results  giving  effect  to the  acquisition  of TXCC  are not presented for the periods as such amounts are not significant.

7.    SUBSEQUENT EVENTS

      On June 29, 2004, the Board of Directors declared the Company's  quarterly cash dividend of $.175 per share payable July 23, 2004 to stockholders of record on July 9, 2004.

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

                                  For the twelve weeks ended  For the twenty-four weeks ended
                                  --------------------------  -------------------------------
                                  June 15,       June 17,         June 15,      June 17,
                                    2004           2003             2004          2003
                                    ----           ----             ----          ----

Income (loss) from operations     $     (7)     $    903          $     44     $    825
Income tax benefit (expense)            (2)         (173)               13         (336)
                                  --------      --------          --------     --------
Income (loss) from
 discontinued operations          $     (9)     $    730          $     57     $    489
                                  ========      ========          ========     ========

Net sales from discontinued
 operations                       $   --        $  5,730          $   --       $ 10,103
                                  ========      ========          ========     ========

9.    INCOME TAX

     The  effective  income tax rate from  continuing  operations  was 32.7% and
30.3% for the twelve weeks ended June 15, 2004 and June 17, 2003,  respectively, and 32.8% and 31.7% for the  twenty-four  weeks ended June 15, 2004 and June 17,
2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA
Tip and other credits,  certain  non-deductible  expenses, and the tax effect of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related amortization  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to the incentive  stock options at the time the options are exercised to the extent that the exercise is followed by a  disqualifying  disposition of the shares by the optionee. The 2003 effective tax rates reflect a greater amount of tax benefits arising from disqualifying  dispositions of incentive stock options as compared to 2004.

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

     The Company  opened one  restaurant  during the twelve weeks ended June 15,
2004,  and none during the twelve weeks ended June 17, 2003.  The Company opened two  restaurants  during the  twenty-four  weeks ended June 15,  2004,  and none during the twenty-four weeks ended June 17, 2003.

     There were 251  operating  domestic  Lone Star  restaurants  as of June 15,
2004.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.

     The  Company  currently  operates  five Del  Frisco's  Double  Eagle  ("Del
Frisco's")  restaurants.  In  addition,  a licensee  operates  one Del  Frisco's
restaurant.   The   Company   currently   operates  15   Sullivan's   Steakhouse
("Sullivan's")  restaurants,  20 Texas Land and Cattle Steak  House(R)  ("TXCC")
restaurants and one Frankie's Italian Grille restaurant.

     Internationally,  licensees  operate  12  Lone  Star  Steakhouse  &  Saloon restaurants  in Australia and one in Guam.  During fiscal 2003, the Company sold
13  restaurants  to a  licensee  in  Australia  and closed an  additional  seven restaurants in Australia. During fiscal 2004, the Australian licensee closed one restaurant.

     On January 28, 2004,  the Company  acquired 20 TXCC  restaurants  which are located  primarily in Texas.  The  operating  results of those  restaurants  are included  in the  Company's  consolidated  operating  results  from  the date of acquisition.

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

                                                                          Twelve Weeks Ended (1)         Twenty-four Weeks Ended
                                                                          ----------------------         -----------------------
                                                                    June 15, 2004     June 17, 2003   June 15, 2004   June 17, 2003
                                                                    -------------     -------------   -------------   -------------

STATEMENT OF OPERATIONS DATA:
      Net sales                                                        100.0%            100.0%           100.0%          100.0%
      Costs and expenses:
            Costs of sales .....................................        37.2              34.9             36.0            34.5
            Restaurant operating expenses ......................        47.6              46.2             46.5            45.9

            Depreciation and amortization ......................         3.0               3.5              2.9             3.5
                                                                      ------            ------          -------         -------
                  Restaurant costs and expenses ................        87.8              84.6             85.4            83.9

      General and administrative expenses ......................         6.8               7.9              6.6             7.4
      Non-cash stock compensation expense (credit) .............        (0.1)              0.5              0.3             0.4
                                                                      ------            ------          -------         -------

      Income from operations ...................................         5.5               7.0              7.7             8.3
      Other income (expense), net ..............................        (0.3)              0.2               --             0.1
                                                                      ------            ------          -------         -------

      Income from continuing operations before income taxes ....         5.2               7.2              7.7             8.4
      Provision for income taxes ...............................         1.7               2.2              2.5             2.7
                                                                      ------            ------          -------         -------

      Income from continuing operations ........................         3.5               5.0              5.2             5.7
      Income from discontinued operations, net of
       applicable income taxes .................................          --               0.5               --             0.2
                                                                      ------            ------          -------         -------

      Net income ...............................................         3.5%              5.5%             5.2%            5.9%
                                                                      ======            ======          =======         =======

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

                      LONE STAR STEAKHOUSE & SALOON, INC.

 TWELVE WEEKS ENDED JUNE 15, 2004 COMPARED TO TWELVE WEEKS ENDED JUNE 17, 2003
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales  increased  $17,586 or 12.7% to  $155,529  for the twelve  weeks ended June 15,  2004,  compared to $137,943  for the twelve weeks ended June 17,
2003.

      Sales for the twelve  weeks  ended  June 15,  2004  include  approximately
$13,880  attributable  to the  acquisition of TXCC.  The Company's  blended same store  sales  representing  net  sales,  by  store,  for all the  Company  owned restaurant concepts opened for more than 18 months in the current and comparable prior year period increased 2.5%. The Company's average check increased 1.6% and guest counts increased 1.5%. In addition, sales comparisons for the twelve weeks ended June 15, 2004 were adversely  affected by approximately  $1,800 due to the inclusion of Father's Day sales in the quarter for 2003.  In 2004,  Father's Day falls in the Company's fiscal third quarter.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 37.2% from 34.9% due primarily to increased costs of beef and dairy products and to a lesser extent chicken.

      Restaurant  operating  expenses  for the twelve  weeks ended June 15, 2004 increased  $10,289 to $74,067  compared  to $63,769 in the prior year period and increased  as a  percentage  of net  sales  to 47.6%  from  46.2%.  Labor  costs increased .4% primarily as a result of increased costs for worker's compensation and employee  medical  expenses.  Advertising  costs were up  approximately  .4%
reflecting  increased  costs for  printing.  Occupancy  costs  were up .6%,  due primarily to the impact of higher rent  expenses  applicable to the TXCC stores.
In addition,  restaurant  operating expenses for the twelve weeks ended June 15,
2004 include  approximately $220 of pre-opening costs as compared to none in the prior year period.

      Depreciation  and  amortization  decreased  $81 for the twelve weeks ended
June 15, 2004 compared with the prior period.  The decrease is  attributable  to the  continued  reduction in  depreciation  for certain  assets that have become fully depreciated for the Company's historical concepts, which are mostly offset by depreciation related to the TXCC acquisition.

      General and  administrative  expenses  decreased $300 for the twelve weeks
ended  June  15,  2004   compared  to  the  prior  year   period.   General  and
administrative  expenses reflect an increase of approximately $600 for increases related to the TXCC acquisition.  The increase was more than offset by decreases for travel related expenses and professional fees.

      Non-cash  stock  compensation  expense for the twelve weeks ended June 15,
2004 was a  credit  of $114  compared  to a charge  of $733 for the  prior  year period.  The change is primarily  attributable to a credit of $205 compared to a charge of $409 in the prior year period  relating to the  accounting for certain shares  of the  Company's  common  stock  held by a Rabbi  Trust  pursuant  to a deferred  compensation  arrangement  (See  Note  5 to  the  Notes  to  Condensed
Consolidated  Financial  Statements).  In addition,  the change also  reflects a decrease in the amortization of other stock based  compensation in 2004 compared to 2003.

      Other income  (expense),  net for the twelve weeks ended June 15, 2004 was
$(421)  compared  to $282 for the  prior  year.  The  expense  reflects  foreign exchange  losses in 2004  related to  Australian  funds  which were  repatriated during the period. The losses were partially offset by an increase in gains from sale of assets in 2004 as compared to 2003.

      The  effective  income tax rate was 32.7% and 30.3% for the  twelve  weeks ended June 15, 2004 and June 17, 2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain  non-deductible expenses,  and the tax effect of incentive stock options.  There is generally no tax impact to the  Company  associated  with  incentive  stock  options  and the related  amortization  associated  with such  options in the  income  statement.
However,  tax benefits may arise at the time the incentive options are exercised to the extent that the exercise is followed by a  disqualifying  disposition  of the shares by the  optionee.  The 2003 period  reflects a greater  amount of tax benefits associated with incentive stock options exercised during the period.

      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 8 to the  Notes to  Condensed
Consolidated Statements).

                      LONE STAR STEAKHOUSE & SALOON, INC.

          TWENTY-FOUR WEEKS ENDED JUNE 15, 2004 COMPARED TO TWENTY-FOUR
                            WEEKS ENDED JUNE 17, 2003
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales increased $38,811 or 14.0% to $316,126 for the twenty-four weeks ended June 15, 2004,  compared to $277,315 for the twenty-four  weeks ended June
17,  2003.  Sales  for  the  twenty-four  weeks  ended  June  15,  2004  include approximately  $23,737  attributable  to the  acquisition  of TXCC.  The Company experienced  sales growth in all its  restaurant  concepts as blended same store sales  representing  net sales, by store,  for all the Company owned  restaurant concepts,  opened for more than 18 months in the  current and  comparable  prior year period increased 5.4%. The Company's average check increased 2.3% and guest counts increased 3.5%. In addition,  sales for the twenty-four  weeks ended June
15, 2004 were adversely affected by approximately $1,800 due to the inclusion of
Father's Day sales in the second quarter in 2003. In 2004, Father's Day falls in the Company's fiscal third quarter.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 36.0% from 34.5% due primarily to increased costs of beef and dairy products and to a lesser extent produce and chicken.

      Restaurant  operating  expenses for the  twenty-four  weeks ended June 15,
2004 increased $19,606 to $146,890 compared to $127,284 in the prior year period and  increased  as a  percentage  of net sales to 46.5% from 45.9%.  Labor costs
increased  .1  %  primarily  as  a  result  of  increased   costs  for  worker's
compensation  and  employee  medical   expenses.   Advertising   costs  were  up
approximately  .3%  reflecting  increased  costs  for  printing.   Building  and
maintenance  costs  decreased .3% while utility costs  increased .1%.  Occupancy costs  were  up .4%,  due  primarily  to the  impact  of  higher  rent  expenses applicable to the TXCC stores. In addition,  restaurant  operating  expenses for the  twenty-four  weeks  ended  June  15,  2004  include  approximately  $507 of pre-opening costs compared to none in the prior year period.

      Depreciation  and  amortization  decreased $515 for the twenty-four  weeks ended June 15, 2004 compared with the prior period. The decrease is attributable primarily to a reduction  in  depreciation  for certain  assets that have become fully depreciated for the Company's historical concepts which are offset in part by depreciation related to the TXCC acquisition.

      General and  administrative  expenses  increased $346 for the  twenty-four weeks ended June 15, 2004 compared to the prior year period.  The primary reason for the increase is  attributable to the additional  general and  administrative costs  applicable  to TXCC of  $1,110.  The  increase  was  partially  offset by decreases in travel related costs and professional fees.

      Non-cash stock  compensation  expense for the twenty-four weeks ended June
15, 2004 decreased $331 compared to the prior year period.  The change  reflects an  increase  of $145  relating  to the  accounting  for  certain  shares of the
Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement  (See  Note 5 to  the  Notes  to  Condensed  Consolidated  Financial
Statements).  The  impact of the  increased  charge  was more  than  offset by a decrease of $476 in the amortization of other stock based  compensation  expense in 2004 as compared to 2003.

      Other income,  net for the  twenty-four  weeks ended June 15, 2004 was $27 compared to $333 for the prior year.  The  decrease  reflects  foreign  exchange losses in 2004 related to  Australian  funds which were  repatriated  during the period.  The losses were partially  offset by an increase in interest income and gains from sale of assets in 2004 compared to 2003.

      The  effective  income  tax rate was 32.8%  and 31.7% for the  twenty-four weeks ended June 15, 2004 and June 17,  2003,  respectively.  The factors  which cause the  effective  tax rates to vary from the federal  statutory  rate of 35%
include state income taxes,  the impact of FICA Tip and other  credits,  certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company  associated  with incentive stock options and  the  related  amortization  associated  with  such  options  in the  income statement. However, tax benefits may arise at the time the incentive options are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition  of the shares by the optionee.  The 2003 period  reflects a greater amount of tax benefits  associated with incentive stock options exercised during the period compared to 2004.

      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 8 to the  Notes to  Condensed
Consolidated Statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a  material  impact on  operating  margins.  During  fiscal  2003,  the  Company experienced  significant  increases in beef prices and the prices continue to be above historical levels and have been somewhat volatile. To the extent that beef prices continue to be  significantly  above  historical  levels,  it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the twenty-four weeks ended June 15, 2004 and June 17, 2003:

                                                                  Twenty-four weeks ended
                                                                  -----------------------
                                                               June 15, 2004    June 17, 2003
                                                               -------------    -------------

Net cash provided by operating activities ...............        $ 16,836         $ 26,173
Net cash used in investing activities ...................         (19,735)            (919)
Net cash used in financing activities ...................          (3,387)         (19,901)
Effect of exchange rate changes on cash .................            --                969
Net cash provided by discontinued operations ............           1,516            2,602
                                                                 --------         --------
Net increase (decrease) in cash and cash equivalents.....        $ (4,770)        $  8,924
                                                                 ========         ========

      The  decrease  in net  cash  provided  by  operating  activities  for  the twenty-four  week period ended June 15, 2004 compared to the prior period is due primarily to an increase in income tax payments  during  fiscal 2004 as compared to fiscal 2003.

      During  the  twelve  week  period  ended  June  15,  2004,  the  Company's investment in property and equipment was $9,245  compared to $2,341 for the same period in 2003.

      As more fully described in Note 6 to the Notes to  Consolidated  Condensed
Financial  Statements,  on January 28,  2004,  the Company  acquired  TXCC which operates 20 Texas Land & Cattle Steak House(R)  restaurants located primarily in
Texas. The cash portion of the purchase price, net of cash acquired, was $12,505 and was funded from the Company's existing cash balance.  The aggregate purchase price  may  change  as  the  Company  resolves  certain  claims of  pre-petition creditors.

      During the  twenty-four  week  period  ended June 15,  2004,  the  Company received  net  proceeds  of $4,028 from the  issuance  of 468,034  shares of its common  stock due to the exercise of stock  options  compared to net proceeds of
$5,260 from the issuance of 624,933 shares in the same period in 2003.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was December 23, 2003 when the Board of Directors approved the repurchase of up to 2,122,800 shares of the Company's common stock. During the twenty-four weeks ended June 15, 2004 the
Company did not purchase any common stock.  During the same period in 2003,  the
Company  purchased  891,000  shares of its common  stock at a cost of $20.71 per share or an aggregate cost of $18,454.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2004,  the Company  increased its quarterly  cash dividend  from $.165 to $.175 per share  commencing in the first quarter of fiscal 2004.  During the  twenty-four  weeks ended June 15, 2004, the
Company  paid  dividends  of $7,415 or $.35 per share as  compared  to $6,707 or
$.315 per share in the same period in 2003.
..
      At June 15,  2004,  the Company had $91,460 in cash and cash  equivalents.
The Company has available $55,000 in unsecured revolving credit facilities which expire  in  August  2004.  At June 15,  2004,  the  Company  had no  outstanding borrowings.  See  Note  4 to  the  Notes  to  Condensed  Consolidated  Financial
Statements in the Form 10-Q for a further  description  of the Company's  credit
facilities.   The  Company  is  currently   negotiating   its  credit   facility
arrangements  and believes it will be able to adequately  provide for its credit facility needs when the present credit facilities expire.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant.  As of June 15,
2004, the Company had no positions in futures contracts.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            The Comany's exposure to market risks was not significant during the twenty-four weeks ended June 15, 2004.

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

PART II.    OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            In connection  with the  acquisition of TXCC, the Company has issued
            117,466  shares of common stock (of which 48,719  shares were issued during the twelve weeks ended June 15, 2004),  pursuant to the terms of the  Findings of Fact,  Conclusions  of Law and Order  Confirming
            First Amended Joint Plan of Reorganization of TX.C.C., Inc., TX.C.C.
            - Preston, L.P., TXLC Albuquerque Restaurant, L.L.C., Debtors, dated
            January  28,  2004.  For  further  information  with  respect to the forgoing,  see  Note  6  to  the  Notes  to  Condensed  Consolidated
            Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

            On June 2, 2004, the Company held its Annual Meeting of Stockholders
            (the "Meeting"). At the Meeting, the stockholders re-elected Anthony
            Bergamo,  Michael A. Ledeen,  Ph.D.  and Mark G.  Saltzgaber  to the
            Board  of  Directors  to serve  until  the 2007  Annual  Meeting  of
            Stockholders  and until their  successors have been duly elected and
            qualified.  As  to  the  newly  re-elected  Directors,   there  were
            19,409,868  votes  "For" and 91,576  votes  "Withheld"  for  Anthony
            Bergamo,  19,409,868  votes "For and 91,576 votes "Withheld" for

            Michael A. Ledeen,  Ph.D.,  and  19,400,639  votes "For" and 100,805 votes "Withheld" for Mark G. Saltzgaber.  The stockholders  ratified the  appointment  of Ernst & Young LLP as the Company's  independent
            auditors  for  the  year  ending   December  28,  2004.  As  to  the
            ratification of auditors, there were 18,799,276 votes "For", 684,512 votes "Against" and 17,656 votes "Abstained".

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Reports on Form 8-K

                   During the twelve  weeks  ended June 15,  2004,  the  Company filed Form 8-Ks on the  following  dates under Item 5 - Other
                   Events and Item 7 - Financial Statements, Pro Forma Financial
                   Information and Exhibits:

                   April 9, 2004, April 23, 2004, and May 28, 2004

                   In addition,  the Company  filed a Form 8-K on April 14, 2004 under  Item 7 -  Financial  Statements,  Pro Forma  Financial
                   Information  and Exhibits and Item 12 - Results of Operations
                   and  Financial  Condition.  The Company also filed a Form 8-K under Item 5 - Other Events on May 5, 2004.

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

                                         LONE STAR STEAKHOUSE & SALOON, INC.
                                         (Registrant)

Date:  July 26, 2004                     /s/ Randall H. Pierce
                                         --------------------------------
                                         Randall H. Pierce
                                         Chief Financial Officer

