Form 10-Q
period 2004-09-07
LONE STAR STEAKHOUSE & SALOON INC
filed 2004-10-18
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                                         Commission file number
September 7, 2004                                                0-19907

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             48-1109495
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

                                                          |X| YES         |_| NO

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                                          |X| YES         |_| NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 11, 2004
COMMON STOCK, $.01 PAR VALUE                          20,536,499 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

Part I. Financial Information

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
     at September 7, 2004 and December 30, 2003                                2

     Condensed Consolidated Statements of
     Income for the Twelve Weeks Ended
     September 7, 2004 and September 9, 2003                                   3

     Condensed Consolidated Statements of
     Income for the Thirty-Six Weeks Ended
     September 7, 2004 and September 9, 2003                                   4

     Condensed Cconsolidated Statements of
     Cash Flows for the Thirty-Six Weeks Ended
     September 7, 2004 and September 9, 2003                                   5

     Notes to Condensed Consolidated
     Financial Statements                                                      6

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations                                                         11

Item 3. Quantitative and Qualitative
Disclosures About Market Risks                                                16

Item 4. Controls and Procedures                                               17

Part II. Other Information

Items 1, 3, 4 and 5 Have Been Omitted
Since the Items are Either Inapplicable or the
Answer is Negative

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 6. Exhibits and Reports on Form 8-k                                      18

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       September 7, 2004      December 30, 2003
                                                                       -----------------      -----------------

                               ASSETS

Current assets:
   Cash and cash equivalents                                               $  80,228             $  96,230
   Inventories                                                                12,093                12,955
   Other current assets                                                       11,947                11,880
                                                                           ---------             ---------
      Total current assets                                                   104,268               121,065
Property and equipment                                                       535,154               507,268
Less accumulated depreciation and amortization                              (209,260)             (195,048)
                                                                           ---------             ---------
                                                                             325,894               312,220
Other assets:
   Deferred income taxes                                                      21,365                16,228
   Intangible and other assets, net                                           37,773                38,982
                                                                           ---------             ---------
         Total assets                                                      $ 489,300             $ 488,495
                                                                           =========             =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $  15,026             $  12,166
   Other current liabilities                                                  29,328                36,955
                                                                           ---------             ---------
         Total current liabilities                                            44,354                49,121

Long term liabilities, principally deferred compensation obligations          19,892                18,275

Stockholders' equity:
   Preferred stock                                                                --                    --
   Common stock                                                                  212                   211
   Additional paid-in capital                                                171,998               177,844
   Retained earnings                                                         256,507               246,707
   Common stock held by Trust                                                 (3,663)               (3,663)
                                                                           ---------             ---------
         Total stockholders' equity                                          425,054               421,099
                                                                           ---------             ---------
         Total liabilities and stockholders' equity                        $ 489,300             $ 488,495
                                                                           =========             =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              For the twelve weeks ended
                                                              --------------------------
                                                        September 7, 2004      September 9, 2003
                                                        -----------------      -----------------

Net sales                                                  $ 148,045               $ 130,312
Costs and expenses:
   Costs of sales                                             54,271                  47,325
   Restaurant operating expenses                              71,986                  62,789
   Depreciation and amortization                               4,690                   4,655
                                                           ---------               ---------
Restaurant costs and expenses                                130,947                 114,769
General and administrative expenses                           11,431                  10,117
Non-cash stock compensation expense (credit)                    (290)                     75
                                                           ---------               ---------
Income from operations                                         5,957                   5,351
Other income (expense), net                                      787                     (35)
                                                           ---------               ---------
Income from continuing operations before income taxes          6,744                   5,316
Provision for income taxes                                     2,164                   1,678
                                                           ---------               ---------
Income from continuing operations                              4,580                   3,638
Discontinued operations:
   Income (loss) from operations before income tax               (30)                    226
   Income tax expense                                            (29)                   (200)
                                                           ---------               ---------
   Income (loss) from discontinued operations                    (59)                     26
                                                           ---------               ---------
Net income                                                 $   4,521               $   3,664
                                                           =========               =========

Basic earnings per share:
   Continuing operations                                   $    0.21               $    0.18
   Discontinued operations                                        --                      --
                                                           ---------               ---------
Basic earnings per share                                   $    0.21               $    0.18
                                                           =========               =========

Diluted earnings per share:
   Continuing operatons                                    $    0.18               $    0.15
   Discontinued operations                                        --                      --
                                                           ---------               ---------
Diluted earnings per share                                 $    0.18               $    0.15
                                                           =========               =========

Dividends per share                                        $   0.175               $   0.165
                                                           =========               =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           For the thirty-six weeks ended
                                                           ------------------------------
                                                       September 7, 2004      September 9, 2003
                                                       -----------------      -----------------

Net sales                                                  $ 464,171             $ 407,627
Costs and expenses:
   Costs of sales                                            168,051               142,906
   Restaurant operating expenses                             218,878               190,073
   Depreciation and amortization                              14,010                14,490
                                                           ---------             ---------
Restaurant costs and expenses                                400,939               347,469
General and administrative expenses                           32,351                30,691
Non-cash stock compensation expense                              505                 1,201
                                                           ---------             ---------
Income from operations                                        30,376                28,266
Other income, net                                                814                   298
                                                           ---------             ---------
Income from continuing operations before income taxes         31,190                28,564
Provision for income taxes                                    10,182                 9,057
                                                           ---------             ---------
Income from continuing operations                             21,008                19,507
Discontinued operations:
   Income from operations before income tax                       13                 1,051
   Income tax expense                                            (15)                 (536)
                                                           ---------             ---------
   Income (loss) from discontinued operations                     (2)                  515
                                                           ---------             ---------
Net income                                                 $  21,006             $  20,022
                                                           =========             =========

Basic earnings per share:
   Continuing operations                                   $    0.99             $    0.94
   Discontinued operations                                        --                  0.02
                                                           ---------             ---------
Basic earnings per share                                   $    0.99             $    0.96
                                                           =========             =========

Diluted earnings per share:
   Continuing operatons                                    $    0.88             $    0.82
   Discontinued operations                                        --                  0.02
                                                           ---------             ---------
Diluted earnings per share                                 $    0.88             $    0.84
                                                           =========             =========

Dividends per share                                        $   0.525             $   0.480
                                                           =========             =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     For the thirty-six weeks ended
                                                                                     ------------------------------
                                                                                 September 7, 2004      September 9, 2003
                                                                                 -----------------      -----------------

Cash flows from operating activities:
   Net income                                                                        $ 21,006              $ 20,022
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                                    15,965                16,638
      Non-cash stock compensation expense                                                 505                 1,201
      Gain on sale of assets                                                           (1,271)                  (34)
      Deferred income taxes                                                               625                (4,437)
      (Income) loss from discontinued operations                                            2                  (515)
      Change in operating assets and liabilities, net of effect of acquisition:
           Change in operating assets                                                   2,016                  (549)
           Change in operating liabilities                                             (9,482)                4,164
                                                                                     --------              --------
Net cash provided by operating activities of continuing operations                     29,366                36,490
Cash flows from investing activities:
   Acquisition of TX.C.C. Inc., net of cash acquired                                  (12,579)                   --
   Purchases of property and equipment                                                (16,399)               (3,834)
   Proceeds from sale of assets                                                         1,816                 1,401
   Other                                                                                1,317                   477
                                                                                     --------              --------
Net cash used in investing activities of continuing operations                        (25,845)               (1,956)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                           5,855                 5,884
   Common stock repurchased and retired                                               (15,607)              (18,454)
   Cash dividends                                                                     (11,205)              (10,127)
                                                                                     --------              --------
Net cash used in financing activities of continuing operations                        (20,957)              (22,697)
Effect of exchange rate changes on cash                                                    --                   872
Net cash provided by discontinued operations                                            1,434                 2,915
                                                                                     --------              --------
Net increase (decrease) in cash and cash equivalents                                  (16,002)               15,624
Cash and cash equivalents at beginning of period                                       96,230                65,369
                                                                                     --------              --------
Cash and cash equivalents at end of period                                           $ 80,228              $ 80,993
                                                                                     ========              ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                        $ 13,758              $  2,305
                                                                                     ========              ========
Non cash investing activities:
   Issuance of common stock in connection with TX.C.C., Inc. acquisition             $  2,679              $     --
                                                                                     ========              ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal, recurring accruals, which Lone Star Steakhouse & Saloon,
Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The results for the thirty-six weeks ended September 7, 2004 are not necessarily indicative of the results to be expected for the full year ending December 28, 2004. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements in its annual report on Form 10-K for the year ended December 30, 2003.

      Certain amounts for the prior year have been reclassified to conform with the current year's presentation.

2. COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                                   For the twelve weeks ended     For the thirty-six weeks ended
                                -------------------------------   -------------------------------
                                Sept. 7, 2004     Sept. 9, 2003   Sept. 7, 2004     Sept. 9, 2003
                                -------------     -------------   -------------     -------------

Net income                         $ 4,521           $ 3,664         $21,006           $20,022
Foreign currency translation
    adjustments                         --              (292)             --             2,659
                                   -------           -------         -------           -------
Comprehensive income               $ 4,521           $ 3,372         $21,006           $22,681
                                   =======           =======         =======           =======

3. EARNINGS PER SHARE

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the periods. For purposes of diluted computations, average shares outstanding have been adjusted to reflect in accordance with the treasury stock method (1) the number of shares that would be issued from the exercise of stock options, reduced by the number of shares which could have been purchased from the proceeds at the average market price of the
Company's stock or price of the Company's stock on the exercise date if options were exercised during the period presented and (2) the number of shares that may be issuable to effect the settlement of certain deferred compensation liabilities pursuant to the Company's Stock Option Deferred Compensation Plan.
In addition, for purposes of diluted computations, net income has been adjusted for the twelve weeks ended September 7, 2004 and for the thirty-six weeks ended
September 7, 2004 to reflect the dilutive effect on net income of the assumed settlement of certain deferred compensation liabilities. The effect of shares issuable to settle the deferred compensation liabilities are included for the twelve and thirty-six week periods for fiscal 2004 and excluded from the fiscal
2003 periods as their effect would have been anti-dilutive.

The following  table sets forth  computation  of basic and diluted  earnings per share (amounts in thousand, except per share amouns):

                                                               For the twelve weeks ended          For the thirty-six weeks ended
                                                               ------------------------------      --------------------------------
                                                               Sept. 7, 2004    Sept. 9, 2003       Sept. 7, 2004      Sept. 9, 2003
                                                               -------------    -------------      -------------      -------------
Basic earnings per share computation:
Numerator:
Income from continuing operations                                   $  4,580         $  3,638           $  21,008          $  19,507
Discontinued operations, net of Income Tax                               (59)              26                  (2)               515
                                                                    --------         --------           ---------          ---------
Net Income                                                          $  4,521         $  3,664           $  21,006          $  20,022
                                                                    ========         ========           =========          =========

Denominator:
  Weighted average number of shares outstanding                       21,452           20,584              21,224             20,787
                                                                    ========         ========           =========          =========

Basic earings per share:
  Continuing operations                                             $   0.21         $   0.18           $    0.99          $    0.94
  Discounted operations, net of income tax                                -                -                   -                0.02
                                                                    --------         --------           ---------          ---------
Basic earnings per share                                            $   0.21         $   0.18           $    0.99          $    0.96
                                                                    ========         ========           =========          =========

Diluted earnings per shar computation:
Numerator:
Income form continuing operations                                   $  4,580         $  3,638           $  21,008          $  19,507

Adjustment for assumed settlement of
  deferred compensation liabilites                                      (237)              -                  110                 -
                                                                    --------         --------           ---------          ---------
Diluted Income from continuing opeations                               4,343            3,638              21,118             19,507
Discontinued operations, net of Income tax                               (59)              26                  (2)               515
                                                                    --------         --------           ---------          ---------
Diluted net income                                                  $  4,284         $  3,664           $  21,116          $  20,022
                                                                    ========         ========           =========          =========

Denominator:
  Weighted average number of shares outstanding                       21,452           20,584              21,224             20,787
  Effect of dilutive employee stock options                            2,394            3,119               2,567              3,027
  Effect of shares issuable to settle deferred
    comparisation liabilities                                            177               -                  177                 -
                                                                    --------         --------           ---------          ---------
                                                                      24,023           23,703              23,968             23,814
                                                                    ========         ========           =========          =========

Diluted earnings per share:
  Continuing operations                                             $   0.18         $   0.15           $    0.88          $    0.82
  Discontinued operations                                                 -                -                   -                0.02
                                                                    --------         --------           ---------          ---------
Diluted earnings per share                                          $   0.18         $   0.15           $    0.88          $    0.84
                                                                    ========         ========           =========          =========

4. TERM REVOLVER

      The Company has a credit facility pursuant to an unsecured revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $30,000 with an accordian feature permitting for an increase in the credit facility in an amount up to $20,000 such that the total amount of the credit facility does not exceed $50,000. The additional borrowing is subject to the approval of the lenders. The credit agreement terminates in October 2007; however, it is subject to acceleration in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing, the Company may elect to pay interest at the higher of SunTrust Bank's published prime rate or the Federal Funds Rate plus one-half of one percent (.50%); or the LIBOR Rate plus one and one-half percent (1.5%). The Company is required to achieve certain financial ratios and to maintain certain net worth requirements as defined in the credit agreement.
The Company is required to pay on a quarterly basis a facility fee equal to .25%
per annum on the daily unused amount of the credit facility. At September 7,
2004 and at December 30, 2003, there were no borrowings outstanding pursuant to the credit facility.

      The Company also has entered into a $5,000 revolving term loan agreement with a bank, under which no borrowings were outstanding at September 7, 2004 and
December 30, 2003. The term loan agreement matures in October 2007. The interest rate is at .50% below the daily prime rate as published in the Wall Street
Journal. In addition, the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5. COMMON STOCK TRANSACTIONS

      The Board of Directors has authorized the Company from time to time to purchase shares of the Company's common stock in the open market or in privately negotiated transactions. The Company purchased 670,300 shares of its common stock during the thirty-six weeks ended September 7, 2004. The Company purchased
891,000 shares of its common stock during the thirty-six weeks ended September
9, 2003. The Company is accounting for the purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.

      In September 2002, the Company adopted a Stock Option Deferred
Compensation Plan (the "Deferred Plan"), which allows certain key executives to defer compensation arising from the exercise of stock options granted under the
Company's 1992 Incentive and Nonqualified Stock Option Plan. During the
thirty-six weeks ended September 9, 2003, the Company issued 300,000 shares of its common stock to effect the exercise of such stock options in exchange for
122,855 shares of the Company's common stock as payment for such shares. The
122,855 shares received by the Company were cancelled. The Company issued
122,855 shares to the optionee and pursuant to the terms of the Deferred Plan, the Company issued 177,145 shares to a Rabbi Trust (the "Trust") with Intrust
Bank, NA serving as the trustee. The Trust holds the shares for the benefit of the participating employees ("Participants"). Under the terms of the Deferred
Plan, Participants may elect to change the Deferred Plan's investments from time to time which may result in the sale of the shares. Since the shares held by the
Trust are held pursuant to a deferred compensation arrangement whereby amounts earned by an employee are invested in the stock of the employer and placed in the Trust, the Company accounts for the arrangement as required by Emerging
Issues Task Force ("EITF") consensus on Issue No. 97-14, ACCOUNTING FOR DEFERRED
COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND
INVESTED ("EITF No. 97-14"). Accordingly, shares issued to the Trust were recorded at fair market value at the date issued by the Company in the amount of
$3,663, which is reflected in the accompanying Condensed Consolidated Balance
Sheets as Common Stock Held By Trust. The corresponding amount was credited to deferred compensation obligations. Each period, the shares owned by the Trust are valued at the closing market price, with corresponding changes in the underlying shares reflected as adjustments to compensation expense and deferred compensation obligations. At September 7, 2004, the Trust held 177,145 shares of the Company's common stock. Included in non-cash stock compensation expense for the twelve weeks ended September 7, 2004 and September 9, 2003 was a credit of
$(379) and $(95), respectively, relating to the changes in market price for such shares. The charges for the thirty-six weeks ended September 7, 2004 and
September 9, 2003 were $173 and $314, respectively.

6. ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

On January 28, 2004, the Company's Joint Plan of Reorganization (the "Plan") to
purchase TX.C.C., Inc. and affiliated entities, TXCC-Preston and
TXLC-Albuquerque, (collectively, "TXCC") was confirmed by the United States
Bankruptcy Court for the District of Texas, Dallas Division and the Company
acquired 100% of TXCC on that date. The Company's consolidated financial statements include TXCC's results of operations from January 28, 2004. TXCC presently operates 20 Texas Land & Cattle Steak House(R) restaurants located primarily in Texas. The acquisition of TXCC allows the Company to expand its steakhouse concepts, provides strategic growth opportunities and significantly increases its presence in the Texas market. Pursuant to the Plan, the pre-petition creditors at their option were entitled to receive either cash or common stock of Lone Star Steakhouse & Saloon, Inc. in settlement of their claims. The cash portion of the acquisition was funded from the Company's existing cash balances.

The preliminary aggregate purchase price was $23,945, including cash acquired of
$2,145. The Company's purchase price consisted of $14,724 in cash, 119,485 shares of the Company's common stock valued at $2,679, and liabilities assumed of $6,542.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining the final settlement amounts with certain pre-petition creditors; thus additional adjustments to the purchase price allocation, including estimated assumed liabilities, may still be required.

                               AT JANUARY 28, 2004

      Current assets (net of cash acquired of $2,145)                    $ 1,221
      Property and equipment                                              14,476
      Other assets                                                         6,103
                                                                         -------
        Total assets acquired                                             21,800
                                                                         -------
      Current liabilities                                                  6,542
                                                                         -------
        Total liabilities assumed                                          6,542
                                                                         -------
        Net assets acquired                                              $15,258
                                                                         =======

Pro forma results giving effect to the acquisition of TXCC are not presented for the periods as such amounts are not significant.

7. SUBSEQUENT EVENTS

      On September 22, 2004, the Board of Directors declared the Company's quarterly cash dividend of $.175 per share payable October 18, 2004 to stockholders of record on October 4, 2004.

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

                                  For the twelve weeks ended    For the thirty-six weeks ended
                                  --------------------------    ------------------------------
                                     Sept. 7,     Sept. 9,           Sept. 7,     Sept. 9,
                                       2004         2003               2004         2003
                                       ----         ----               ----         ----
Income (loss) from operations       $    (30)    $    226           $     13     $  1,051
Income tax expense                       (29)        (200)               (15)        (536)
                                    --------     --------           --------     --------
Income (loss) from
 discontinued operations            $    (59)    $     26           $     (2)    $    515
                                    ========     ========           ========     ========
Net sales from discontinued
 operations                         $     --     $  6,246           $     --     $ 17,081
                                    ========     ========           ========     ========

9. INCOME TAX

      The effective income tax rate from continuing operations was 32.1% and
31.6% for the twelve weeks ended September 7, 2004 and September 9, 2003, respectively, and 32.6% and 31.7% for the thirty-six weeks ended September 7,
2004 and September 9, 2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits, certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company associated with incentive stock options and the related amortization associated with such options in the income statement.
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

      The Company opened no restaurants during the twelve weeks ended September
7, 2004, and none during the twelve weeks ended September 9, 2003. The Company opened two restaurants during the thirty-six weeks ended September 7, 2004, and none during the thirty-six weeks ended September 9, 2003.

      There were 251 operating domestic Lone Star Steakhouse & Saloon restaurants ("Lone Star") as of September 7, 2004. In addition, a licensee operates three Lone Star restaurants in California.

      The Company currently operates five Del Frisco's Double Eagle Steak House
("Del Frisco's") restaurants. In addition, a licensee operates one Del Frisco's restaurant. The Company currently operates 15 Sullivan's Steakhouse
("Sullivan's") restaurants, 20 Texas Land & Cattle Steak House(R) ("TXCC")
restaurants and one Frankie's Italian Grille restaurant.

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

                                                                Twelve Weeks Ended (1)             Thirty-Six Weeks Ended
                                                                ----------------------             ----------------------
                                                          Sept. 7, 2004     Sept. 9, 2003      Sept. 7, 2004     Sept. 9, 2003
                                                          -------------     -------------      -------------     -------------

STATEMENT OF OPERATIONS DATA:
     Net sales ...........................................    100.0%            100.0%             100.0%            100.0%
     Costs and expenses:
         Costs of sales ..................................     36.7              36.3               36.2              35.1
         Restaurant operating expenses ...................     48.6              48.2               47.2              46.6
         Depreciation and amortization ...................      3.2               3.6                3.0               3.6
                                                              -----             -----              -----             -----
              Restaurant costs and expenses ..............     88.5              88.1               86.4              85.3

     General and administrative expenses .................      7.7               7.8                7.0               7.5
     Non-cash stock compensation expense (credit) ........     (0.2)               --                0.1               0.3
                                                              -----             -----              -----             -----
     Income from operations ..............................      4.0               4.1                6.5               6.9
     Other income, net ...................................      0.5                --                0.2               0.1
                                                              -----             -----              -----             -----
     Income from continuing operations before income taxes      4.5               4.1                6.7               7.0
     Provision for income taxes ..........................      1.4               1.3                2.2               2.2
                                                              -----             -----              -----             -----
     Income from continuing operations ...................      3.1               2.8                4.5               4.8
     Income from discontinued operations, net of
      applicable income taxes ............................       --                --                 --               0.1
                                                              -----             -----              -----             -----
     Net income ..........................................      3.1%              2.8%               4.5%              4.9%
                                                              =====             =====              =====             =====

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December. The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

TWELVE WEEKS ENDED SEPTEMBER 7, 2004 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 9,
          2003 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales increased $17,733 or 13.6% to $148,045 for the twelve weeks ended September 7, 2004, compared to $130,312 for the twelve weeks ended
September 9, 2003. Sales for the twelve weeks ended September 7, 2004 include approximately $13,725 attributable to the acquisition of TXCC. The Company's blended same store sales representing net sales, by store, for all the Company owned restaurant concepts opened for more than 18 months in the current and comparable prior year period increased 2.9%. The Company's average check increased 0.1% and guest counts increased 3.0%. In addition, sales comparisons for the twelve weeks ended September 7, 2004 were favorably impacted by approximately $1,800 due to the inclusion of Father's Day sales in the quarter for 2004. In 2003, Father's Day fell in the Company's fiscal second quarter.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 36.7% from 36.3% due primarily to increased costs of dairy products.

      Restaurant operating expenses for the twelve weeks ended September 7, 2004 increased $9,197 to $71,986 compared to $62,789 in the prior year period and increased as a percentage of net sales to 48.6% from 48.2%. Labor costs increased .3% primarily as a result of increased costs for worker's compensation and employee medical expenses. Occupancy costs were up .5%, due primarily to the impact of higher rent expenses applicable to the TXCC stores. The increases were offset in part by decreases in advertising costs.

      Depreciation and amortization increased $35 for the twelve weeks ended
September 7, 2004 compared with the prior period. The increase is attributable to depreciation of assets related to the TXCC acquisition, which is mostly offset by the continued reduction in depreciation for certain assets that have become fully depreciated for the Company's historical concepts.

      General and administrative expenses increased $1,314 for the twelve weeks ended September 7, 2004 compared to the prior year period. General and administrative expenses reflect an increase of approximately $573 for increases related to the TXCC acquisition. In addition the increase reflects higher compensation related costs and increased costs in professional fees.

      Non-cash stock compensation expense for the twelve weeks ended September
7, 2004 was a credit of $290 compared to a charge of $75 for the prior year period. The change is primarily attributable to a credit of $379 compared to a credit of $95 in the prior year period relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement (See Note 5 to the Notes to Condensed
Consolidated Financial Statements). In addition, the change also reflects a decrease in the amortization of other stock based compensation in 2004 compared to 2003.

      Other income (expense), net for the twelve weeks ended September 7, 2004 was $787 compared to $(35) for the prior year. The increase in other income results primarily from an increase in gains from sale of assets in 2004 as compared to 2003.

      The effective income tax rate from continuing operations was 32.1% and
31.6% for the twelve weeks ended September 7, 2004 and September 9, 2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits, certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company associated with incentive stock options and the related amortization associated with such options in the income statement. However, tax benefits may arise at the time the incentive options are exercised to the extent that the exercise is followed by a disqualifying disposition of the shares by the optionee. The 2003 period reflects a greater amount of tax benefits associated with incentive stock options exercised during the period.

      Discontinued operations reflect the operations of restaurants closed subsequent to fiscal 2002 which are required to be reported as discontinued
operations pursuant to SFAS No. 144, (see Note 8 to the Notes to Condensed
Consolidated Statements).

LONE STAR STEAKHOUSE & SALOON, INC.

  THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 2004 COMPARED TO THIRTY-SIX WEEKS ENDED
   SEPTEMBER 9, 2003 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales increased $56,544 or 13.9% to $464,171 for the thirty-six weeks ended September 7, 2004, compared to $407,627 for the thirty-six weeks ended
September 9, 2003. Sales for the thirty-six weeks ended September 7, 2004 include approximately $37,462 attributable to the acquisition of TXCC. The
Company experienced sales growth in all its restaurant concepts as blended same store sales representing net sales, by store, for all the Company owned restaurant concepts, opened for more than 18 months in the current and comparable prior year period increased 4.0%. The Company's average check increased 1.6% and guest counts increased 3.0%.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 36.2% from 35.1% due primarily to increased costs of beef and dairy products.

      Restaurant operating expenses for the thirty-six weeks ended September 7,
2004 increased $28,805 to $218,878 compared to $190,073 in the prior year period and increased as a percentage of net sales to 47.2% from 46.6%. Labor costs increased .2 % primarily as a result of increased costs for worker's compensation and employee medical expenses. Advertising costs increased approximately .2% reflecting increased printing costs. These increases were partially offset by a decrease in building and maintenance costs which decreased
..2%. Occupancy costs were up .4%, due primarily to the impact of higher rent expenses applicable to the TXCC stores. In addition, restaurant operating expenses for the thirty-six weeks ended September 7, 2004 include approximately
$539 of pre-opening costs compared to none in the prior year period.

      Depreciation and amortization decreased $480 for the thirty-six weeks ended September 7, 2004 compared with the prior period. The decrease is attributable primarily to a reduction in depreciation for certain assets that have become fully depreciated for the Company's historical concepts which are offset in part by depreciation of assets related to the TXCC acquisition.

      General and administrative expenses increased $1,660 for the thirty-six weeks ended September 7, 2004 compared to the prior year period. The primary reason for the increase is attributable to the additional general and administrative costs applicable to TXCC of $1,683. The increase was partially offset by decreases in travel related costs and professional fees.

      Non-cash stock compensation expense for the thirty-six weeks ended
September 7, 2004 decreased $696 compared to the prior year period. The change reflects a decrease of $138 relating to the accounting for certain shares of the
Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement (See Note 5 to the Notes to Condensed Consolidated Financial
Statements). In addition there was a decrease of $558 in the amortization of other stock based compensation expense in 2004 as compared to 2003.

      Other income, net for the thirty-six weeks ended September 7, 2004 was
$814 compared to $298 for the prior year. The increase is attributable to an increase in interest income and gains from sales of assets in 2004 compared to
2003. The increase for 2004 was partially offset by foreign exchange losses related to Australian funds which were repatriated during the period.

      The effective income tax rate from continuing operations was 32.6% and
31.7% for the thirty-six weeks ended September 7, 2004 and September 9, 2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits, certain non-deductible expenses, and the tax effect of incentive stock options. There is generally no tax impact to the Company associated with incentive stock options and the related amortization associated with such options in the income statement. However, tax benefits may arise at the time the incentive options are exercised to the extent that the exercise is followed by a disqualifying disposition of the shares by the optionee. The 2003 period reflects a greater amount of tax benefits associated with incentive stock options exercised during the period compared to 2004.

      Discontinued operations reflect the operations of restaurants closed subsequent to fiscal 2002 which are required to be reported as discontinued
operations pursuant to SFAS No. 144, (see Note 8 to the Notes to Condensed
Consolidated Statements).

IMPACT OF INFLATION

      The primary inflationary factors affecting the Company's operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel are tipped employees, minimum wage changes should have little effect on overall labor costs. Historically, as costs of food and labor have increased, the Company has been able to offset these increases through menu price increases and economies of scale; however, there may be delays in the implementation of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically, inflation has not had a material impact on operating margins. During fiscal 2004, the Company experienced significant increases in beef prices and the prices continue to be above historical levels and have been somewhat volatile. To the extent that beef prices continue to be significantly above historical levels, it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following table presents a summary of the Company's cash flows for each of the thirty-six weeks ended September 7, 2004 and September 9, 2003:

                                                           Thirty-six weeks ended
                                                           ----------------------
                                                       Sept. 7, 2004  Sept. 9, 2003
                                                       -------------  -------------

Net cash provided by operating activities ..........      $ 29,366       $ 36,490
Net cash used in investing activities ..............       (25,845)        (1,956)
Net cash used in financing activities ..............       (20,957)       (22,697)
Effect of exchange rate changes on cash ............            --            872
Net cash provided by discontinued operations .......         1,434          2,915
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents      $(16,002)      $ 15,624
                                                          ========       ========

      The decrease in net cash provided by operating activities for the thirty-six week period ended September 7, 2004 compared to the prior period is due primarily to an increase in income tax payments during fiscal 2004 as compared to fiscal 2003.

      During the thirty-six week period ended September 7, 2004, the Company's investment in property and equipment was $16,399 compared to $3,834 for the same period in 2003.

      As more fully described in Note 6 to the Notes to Consolidated Condensed
Financial Statements, on January 28, 2004, the Company acquired TXCC which operates 20 Texas Land & Cattle Steak House(R) restaurants located primarily in
Texas. The cash portion of the purchase price, net of cash acquired, was $12,579 and was funded from the Company's existing cash balance. The aggregate purchase price may change as the Company resolves certain claims of pre-petition creditors.

      During the thirty-six week period ended September 7, 2004, the Company received net proceeds of $5,855 from the issuance of 689,565 shares of its common stock due to the exercise of stock options compared to net proceeds of
$5,884 from the issuance of 697,371 shares in the same period in 2003.

      The Company's Board of Directors has authorized the purchase of shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. The most recent authorization was December 23, 2003 when the Board of Directors approved the repurchase of up to 2,122,800 shares of the Company's common stock. During the thirty-six weeks ended September 7, 2004 the Company purchased 670,300 shares of common stock at an average cost of
$23.28 per share or an aggregate cost of $15,607. During the same period in
2003, the Company purchased 891,000 shares of its common stock at an average cost of $20.71 per share or an aggregate cost of $18,454. At September 7, 2004, the Company may repurchase up to 1,402,500 shares of its common stock pursuant to the December 23, 2003 authorization by the Board of Directors.

      The Company has paid quarterly cash dividends on its common stock since the second quarter of fiscal 2000. In January 2004, the Company increased its quarterly cash dividend from $.165 to $.175 per share commencing in the first quarter of fiscal 2004. During the thirty-six weeks ended September 7, 2004, the
Company paid dividends of $11,205 or $.525 per share compared to $10,127 or $.48 per share in the same period in 2003.

      At September 7, 2004, the Company had $80,228 in cash and cash equivalents. As described in Note 4 to the Notes to Condensed Consolidated
Financial Statements in the Form 10-Q, the Company has unsecured revolving credit facilities that may permit borrowings of up to $55,000 which expire in
October 2007. At September 7, 2004, the Company had no outstanding borrowings.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle futures contracts to manage market risks and reduce its exposure resulting from fluctuations in the price of meat. Realized and unrealized changes in the fair values of the derivative instruments are recognized in income in the period in which the change occurs. As of and for the thirty-six weeks ended September 7, 2004, the Company had no positions in futures contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company's exposure to market risks was not significant during the thirty-six weeks ended September 7, 2004.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In  connection  with the  acquisition  of TXCC,  the  Company has issued
        119,485 shares of common stock (of which 2,019 shares were issued during the twelve weeks ended September 7, 2004),  pursuant to the terms of the
        Findings of Fact,  Conclusions of Law and Order Confirming First Amended
        Joint Plan of Reorganization of TX.C.C.,  Inc., TX.C.C. - Preston, L.P.,
        TXLC Albuquerque  Restaurant,  L.L.C.,  Debtors, dated January 28, 2004.
        Pursuant to the Bankruptcy Order and Title 11 U.S.C. SS1145, the Company
        relied on the  exemption  provided  for under  Section  3(a)(10)  of the
        Securities  Act of 1933, as amended,  in issuing these shares of common stock. For further information with respect to the foregoing, see Note 6 to the Notes to Condensed Consolidated Financial Statements.

        The table below provides information concerning the repurchase of shares of the Company's common stock during the twelve weeks ended September 7,
        2004. The Board of Directors on December 23, 2003 authorized the Company to repurchase up to 2,122,800 shares of the Company's common stock.
        Since commencing the most recent authorization for share repurchase, the
        Company has repurchased 720,300 shares of its common stock, including
        50,000 shares repurchased in December of 2003.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                       (a) Total                           (c)Total number of
                       Number of                            Shares (or Units)      (d) Maximum Number of
                       Shares (or     (b) Average Price    Purchased as Part of   shares that May Yet Be
                         Units)      Paid per Share (or     Publicly Announced      Purchased Under the
        Period         Purchased            Unit)           Plans or Programs        Plans or Programs

        June 16,
        through               --                 --                   --                 2,072,800
        July 13

        July 14,
        through          130,200          $   22.92              130,200                 1,942,600
        August 10

        August 11,
        through          540,100          $   23.37              540,100                 1,402,500
        September 7      -------              -----              -------                 ---------

        Total            670,300          $   23.28              670,300                 1,402,500
                         =======              =====              =======                 =========

        (1) Repurchases are subject to prevailing market prices, may be made in open market or in privately negotiated transactions, may occur or be discontinued at any time. There can be no assurance that the Company will repurchase any shares.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Reports on Form 8-K

           During the twelve weeks ended September 7, 2004, the Company filed a
           Form 8-K on the following date under Item 5.02--Departure of
           Directors or Principal Officers; Election of Directors; Appointment
           of Principal Officers:
              September 2, 2004

           The Company also filed Form 8-K's under Item 8.01--Other Events (or
           Item 5 under the pre-August 23, 2004, 8-K reporting rules) as follows:
              August 26, 2004, August 17, 2004 and June 30, 2004

           In addition, the Company filed one Form 8-K on July 9, 2004 under
           Item 12--Results of Operations and Financial Condition under the pre-August 23, 2004, 8-K reporting rules.

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

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                             (Registrant)

                                             /s/ John D. White
      Date: October 18, 2004                 -----------------------------------
                                             John D. White
                                             Chief Financial Officer

