Form 10-K
period 2004-12-28
LONE STAR STEAKHOUSE & SALOON INC
filed 2005-03-14
CIK 883670

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       --
                                    FORM 10-K
                                    -------

     /X/  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934                         [FEE REQUIRED]

          For the fiscal year ended DECEMBER 28, 2004
                                    -----------------

     /_/  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
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
(State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)

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

                          Common Stock, $.01 par value

     Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No /_/

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes /x/ No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes /x/  No /_/

     As of June 15, 2004, the aggregate market value of the Registrant's  Common
Stock held by non-affiliates of the Registrant was $499,238,829.  Solely for the
purpose of this  calculation,  shares  held by  directors  and  officers  of the
Registrant  have  been  excluded.   Such  exclusion   should  not  be  deemed  a
determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     As of March 7,  2005,  there  were  20,472,707  shares  outstanding  of the
Registrant's Common Stock.

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

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                                          PAGE
----                                                                                          ----

                                     PART I

                                     PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder Matter and Issuer's
      Purchases of Equity Securities..........................................................12
  6.  Selected Financial Data.................................................................14
  7.  Management's Discussion and Analysis of Financial Condition and Results of

  9.  Changes in and Disagreements with Accountants on Accounting and Financial

                                    PART III

  10. Directors and Executive Officers of the Registrant......................................32
  11. Executive Compensation..................................................................32
  12.   Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters.....................................................................32
  13. Certain Relationships and Related Transactions..........................................32
  14. Principal Accountant Fees and Services..................................................32

                                     PART IV

  15. Exhibits and Financial Statement Schedules..............................................33
      Signatures..............................................................................35

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

ITEM 1.   BUSINESS

BACKGROUND

     As of March 7, 2005,  Lone Star  Steakhouse &  Saloon,  Inc. (the "Company")
owned and operated 251  mid-priced,  full  service,  casual  dining  restaurants located  in the  United  States,  which  operate  under the trade name Lone Star
Steakhouse &  Saloon or Lone Star Cafe ("Lone  Star" or " Lone Star  Steakhouse &
Saloon"), 20 Texas Land &  Cattle Co. ("Texas Land &  Cattle") restaurants, and 20 upscale  steakhouse  restaurants,  five  operating as Del Frisco's  Double Eagle
Steak  House  ("Del  Frisco's")  restaurants  and  15  operating  as  Sullivan's
Steakhouse  ("Sullivan's")  restaurants.  The Company also operates a mid-priced restaurant operating as Frankie's Italian Grille  ("Frankie's").  In addition, a licensee  operates  three Lone Star  restaurants  in  California  and a licensee operates  a  Del  Frisco's  restaurant  in  Orlando,  Florida.  Internationally, licensees operate 12 Lone Star Steakhouse & Saloon  restaurants in Australia and one in Guam.

     The Texas Land &  Cattle  restaurants  were  purchased  out of bankruptcy on
January 28, 2004,  and their  operating  results are  included in the  Company's accompanying financial information for the year ended December 28, 2004 from the date of acquisition.

     Steak continues to be one of the most frequently  ordered dinner entrees at restaurants.  In 2004, the United States Department of Agriculture estimated the average  annual per capita  consumption of beef to be 66.3 pounds an increase of
2.1 pounds  over 2003.  Company  management  believes  the  limited  menu of its restaurants,  which features high quality USDA graded, well aged steaks, and the appeal of its roadhouse  ambiance and excellent service  distinguishes Lone Star restaurants.  Texas Land & Cattle  restaurants are distinguished by warm and comfortable  Texas  ranch  house  ambiance  featuring  fireplaces,  a broad menu featuring  high  quality  USDA  choice and prime  graded  steaks  and  attentive service. Company management believes Sullivan's restaurants are distinguished by featuring high quality,  top end choice of beef whereas Del Frisco's restaurants are  distinguished  by featuring  high  quality,  USDA prime graded  steaks.  In
addition,   Sullivan's  and  Del  Frisco's  feature   specialized  new  entrees,
award-winning wine lists, an exciting ambiance and attentive team service.

     The Company's  focus on selection,  training and in-store  execution  along with Lone Star's continued marketing initiatives,  the successful integration of
Texas Land &  Cattle into the Company's operations, the successful development of the Sullivan's upscale concept, and the development of the Del Frisco's concept,
differentiate   the  Company  from  other  restaurant   companies  that  operate
steakhouse restaurants.  The Company believes that through its operation of four
(4) distinct steak restaurant  concepts,  it has positioned itself as "The Steak
Company."

RESTAURANT CONCEPTS

     Lone Star  restaurants  are positioned as  "destination  restaurants"  that attract loyal  clientele.  Lone Star restaurants  embrace a Texas-style  concept that  features  Texas  artifacts  and country and western  music.  The authentic roadhouse  concept was  developed to  capitalize  on the enduring  popularity of
Texas related themes.  Lone Star is further  distinguished  by its high quality,
USDA graded, well aged steaks which are hand-cut fresh daily at each  restaurant and mesquite  grilled to order.  Meals are generous  "Texas-sized"  portions and full bar service is available.  The exciting and vibrant  atmosphere  created by the  restaurants'  roadhouse  ambiance  includes  neon beer signs and  specially selected  upbeat  country and western music.  The decor includes  planked wooden floors, dim lighting,  flags and other Texas  memorabilia,  all of which enhance the casual  dining  experience  and  establish  a distinct  identity.  Lone Star restaurants are open seven days a week and most serve both lunch and dinner with an average  check per  customer  for 2004 of  approximately  $12.00 at lunch and
$18.50 at dinner.

     Texas  Land  &   Cattle  restaurants  are  mid-priced  full  service  dining restaurants  located in Texas  (19) and New Mexico  (1).  The  concept  features authentic  Texas ranch house settings with large  fireplaces,  serving lunch and dinner  seven days per week.  The average  check per  customer is  approximately
$13.00 at lunch and $19.00 at dinner.

     Sullivan's  was named after the  legendary  boxer,  John L.  Sullivan,  and embraces a Chicago style 1940's steakhouse theme with nostalgic  influences that feature jazz and swing music.  In 1997,  Sullivan's was named the hot concept of the year by Nation's  Restaurant  News. The bar features live jazz music several nights a week. The decor includes an open kitchen,  separate dining rooms,  dark wood paneling, carpeted floors, warm lighting, and white tablecloths. Sullivan's is distinguished by its high quality, well aged, USDA inspected beef, chops, and seafood.  Most Sullivan's  restaurants serve lunch and dinner, and are generally open seven days a week with an average guest check per customer of approximately
$60.00.

     Del  Frisco's  is designed to serve a  sophisticated  clientele,  including business related dining occasions, is the recipient of the prestigious Ivy Award and has been elected to the fine dining hall of fame.  The Del Frisco's  concept embraces an elegant and timeless  early  twentieth  century  motif.  The concept features old ways of cooking, such as master broiling and roasting. Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces, separate dining rooms and soft background  music.  These elements enhance the dining  experience and  establish a distinct  identity  for Del  Frisco's.  Del Frisco's is further distinguished by featuring high quality,  USDA  prime-graded  steaks hand cut in each restaurant. Del Frisco's restaurants serve dinner only, except the New York
City and Denver  restaurants  which are also open for lunch,  and are  generally open Monday through Saturday with an average dinner guest check of approximately
$84.00.

     Frankie's Italian Grille is a mid-priced casual dining restaurant featuring traditional Italian cuisine in large portions. Frankie's features a high energy, vibrant atmosphere and is open seven days a week, serving lunch and dinner, with check averages of approximately $13.00 at lunch and $29.00 at dinner.

CORPORATE STRATEGY

In January 2004 the Company  made a  significant  acquisition  of the Texas Land
& Cattle restaurants,  a 20-unit chain. These restaurants give the Company a greatly increased presence in the state of Texas where the Company also operates three Sullivan's and two Del Frisco's Double Eagle Steak Houses, but has no Lone
Star Steakhouse & Saloon restaurants.

During 2004 several different  remodelings of restaurants were completed.  These remodelings  can be  described  as  ranging  from  a  minor  refurbishment  to a completely  new look for the interior and exterior of the building.  The Company now believes that all future remodelings need to be considered on a unit-by-unit basis;  consequently,  there is not a singular  remodeling  package that will be utilized with broad application.

As in past years,  the Company  continues its focus on operational  consistency, with the primary emphasis on improved management  staffing and retention,  which is  expected  to result  in  greater  employee  and  guest  satisfaction  in our restaurants.  The marketing effort for all concepts  continues to emphasize both direct mail and print advertising in prestigious local and internationally known publications.

Significant  progress was made in real estate development during the year and we have  secured  a  meaningful  number of future  restaurant  sites,  which are in various stages of the development process.

During 2004 the Company opened one new and remodeled  seven Lone Star Steakhouse
&  Saloon  restaurants.  Current  plans  call  for  an  acceleration  of  new development and restaurant remodels for all brands during 2005.

As in past  years,  the Company  will look for  opportunities  to  continue  the previously  announced Stock Repurchase  Program as part of its ongoing effort to increase  shareholder  value.  Any  repurchases  of common  stock are subject to prevailing market prices, may be made in open market or in privately  negotiated transactions  and may occur or be discontinued  at any time. In addition,  there can be no  assurance  that the Company will  repurchase  any shares or as to the amount,  if any,  of any  cash  dividends.  Subject  to the  availability  of an adequate  number of financially  attractive  real estate sites,  meat prices and other  economic  considerations,  the Company's  overall  strategy  continues to
include  a  combination  of  share  repurchase,   dividend   payment,   improved
operational efficiencies, new unit development and opportunistic acquisitions.

UNIT ECONOMICS

     The  Company's  management  team  focuses on selecting  locations  with the
potential  of  producing   significant   revenues  while   controlling   capital
expenditures and occupancy  costs. The Company's Lone Star restaurants  averaged approximately  $1.9 million in sales on an annualized  basis during 2004. Of the
251 Lone Star restaurants  open at March 7, 2005, 90 were leased  facilities and had an average cash investment of approximately  $1.0 million and 161 were owned and had an average  cost for land  acquisition,  construction  and  equipment of approximately $1.9 million.

     The Company  anticipates the average total  investment per restaurant for a typical Del Frisco's  restaurant and Sullivan's  restaurant will range from $3.0 million to $5.0 million, excluding the cost of land.

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

     The menu at Texas Land &  Cattle  restaurants  features a selection  of high quality,  mesquite grilled steaks,  smoked sirloin,  as well as prime rib, ribs, chicken, fish, shrimp and combinations.  Most dinners consist of a complete meal including  salad,  bread and butter  and a choice of side  dish.  The lunch menu offers a selection of hamburgers, sandwiches, luncheon steaks, soups and salads.
Appetizers  and  desserts,  together  with  a full  bar  service  is  available.
Alcoholic beverage service accounts for approximately 11% of Texas Land &  Cattle net sales.

     The menu at Sullivan's  features high quality,  well aged,  USDA  inspected beef, chops, seafood and quality side dishes.  Sullivan's also features a number of high quality wines and a full bar.  Alcoholic  beverage  service accounts for approximately 38% of Sullivan's net sales.

     The menu at Del Frisco's  features high quality USDA  prime-graded  steaks, chops,  seafood,  and quality  side dishes.  Del Frisco's  wine list offers over
1,000 high quality wines and a full bar. Alcoholic beverage service accounts for approximately 36% of Del Frisco's net sales.

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

     Leases are  negotiated  generally  with short  initial  terms with multiple renewal  options.  The Company has generally  required  between 150 and 280 days after  the  signing  of a  lease  or  the  closing  of a  purchase  to  complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals and licenses, such as liquor licenses.

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

     A new prototype  Lone Star building has been  developed  which  features an open view kitchen,  with the interior decor  utilizing  newer and vibrant colors and quality materials of granite and stone. The building exterior features earth tones  with  cultured  stone and a stucco  finish.  The  prototype  building  is approximately 6,800 sq. ft. with a seating count of 260 people.

     Texas Land &  Cattle  restaurants  average  approximately  7,300 sq. ft. and have seating for approximately 280 customers.

     The first  Sullivan's  restaurant in Austin,  Texas was expanded in 1997 by
4,500 square feet to 12,000 square feet and now seats 320  customers.  The other
Sullivan's  restaurants  range from 7,000 to 9,000  square  feet,  with  seating capacity  for  approximately  250  customers.  A separate  jazz bar area  called
"Ringside"  is utilized at the Baton Rouge,  Louisiana,  and Dallas and Houston,
Texas  Sullivan's  restaurants.  The  Sullivan's  bar area is separate  from the dining room and is designed to be a destination unto itself, featuring live jazz music and an upbeat, convivial atmosphere.

     The original  Del Frisco's  restaurant  in Dallas,  Texas is  approximately
12,000  square  feet and seats  approximately  440  customers  and  includes  an extended wine cellar, with private dining available.  In addition,  Del Frisco's features  a bar area  adjacent  to the  dining  room  primarily  to  accommodate customers  waiting for tables.  The Ft.  Worth,  Texas and Denver,  Colorado Del
Frisco's  restaurants are  approximately  11,000 and 12,000 square feet and seat approximately 320 and 360 customers, respectively. The New York City location is approximately  16,500 square feet, with seating capacity for  approximately  460 customers and the Las Vegas location is  approximately  11,000 square feet, with seating capacity for approximately 320 customers.

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

     The Company  utilizes  high quality  print ads  featuring  all of its steak concepts in Cigar Aficionado and Wine Spectator, which are national publications and reach the Company's  target audience.  Special  promotions are also utilized featuring a specific wine vineyard and local charitable event promotions.  Texas
Land &  Cattle  utilizes local store marketing and local print  publications.  In addition, radio is utilized in the Dallas/Ft.  Worth market sponsoring a popular local sports talk program.

RESTAURANT OPERATIONS AND MANAGEMENT

     The Company  strives to  maintain  quality  and  consistency  in all of its restaurants  through careful  hiring,  training and supervision of personnel and the  establishment  of  standards  relating  to food and  beverage  preparation, maintenance of facilities and conduct of personnel.

     The typical Lone Star  management  team consists of one general manager and four managers.  Each restaurant also employs a staff consisting of approximately
50 to 90 hourly  employees,  many of whom work part-time.  The regional managers report to a regional  vice-president.  Typically,  each general  manager reports directly to a district  manager who  reports to a regional  manager.  Restaurant
managers  complete  an  eight-week   training  program  during  which  they  are
instructed in all areas of the  operation  including  food  quality,  safety and preparation,  customer  satisfaction,  alcoholic beverage service,  governmental regulations  compliance,  liquor  liability  avoidance  and employee  relations.
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

PURCHASING

     Approximately  54% of the consumable  products used in the  restaurants are distributed  through and delivered by a single  vendor.  The Company  negotiates directly  with  suppliers  for food and beverage  products to ensure  consistent quality and freshness of products and to obtain competitive  prices. The Company purchases  substantially  all food and beverage  products from local or national suppliers.  Food and supplies are shipped directly to the restaurants,  although invoices for purchases are sent to the Company for payment. The Company does not maintain  a  central  product  warehouse  or  commissary.  The  Company  has not
experienced  any  significant  delays  in  receiving   restaurant  supplies  and
equipment.  From time to time,  the  Company  may engage in  forward  pricing or consider other risk management strategies with regard to its meat and other food costs to minimize  the impact of potential  price  fluctuations.  This  practice could help  stabilize  the  Company's  food costs  during  times of  fluctuating prices. The Company did not engage in any forward pricing or hedging in 2004. As of March 7, 2005, the Company had no significant forward pricing contracts.

MANAGEMENT INFORMATION SYSTEMS

     The Company continually monitors its management  information system to take advantage of technological improvements. Its point-of-sale system is designed to improve labor scheduling and food cost management,  provide corporate management
quicker  access  to  financial   data  and  reduce  the   restaurant   manager's
administrative  time.  Each  general  manager  uses the  system  for  production planning, labor scheduling and food cost variance analysis. The system generates daily reports for the Company's management on sales, check average, guest counts and labor.

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

GOVERNMENT REGULATION

     The Company's restaurants are subject to numerous federal,  state and local laws affecting  health,  sanitation,  safety and Americans with Disabilities Act accessibility  standards,  as well as to state and local licensing regulation of the sale of alcoholic  beverages.  Each restaurant has appropriate licenses from regulatory  authorities  allowing it to sell liquor, beer and wine, and has food service licenses from local health  authorities.  The Company's licenses to sell alcoholic  beverages must be renewed annually and may be suspended or revoked at any time for cause,  including  violation by the Company or its employees of any law or  regulation  pertaining  to  alcoholic  beverage  control,  such as those regulating  the  minimum  age of patrons or  employees,  advertising,  wholesale purchasing,  and  inventory  control.  The failure of a restaurant  to obtain or retain liquor or food service  licenses could have a material  adverse effect on its  operations.  In order to reduce this risk,  each  restaurant is operated in accordance with standardized  procedures  designed to ensure compliance with all applicable codes and regulations.

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

EMPLOYEES

     As of March 7, 2005, the Company employed  approximately 19,700 persons, 10 of whom are executive  officers,  93 of whom are office support personnel,  6 of whom are  regional  managers,  33 of whom are district  managers,  approximately
1,215 of whom are restaurant  management personnel and the remainder of whom are hourly  restaurant  personnel.  None of the  Company's  employees  are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

WEBSITE ACCESS

     The Company's website address is www.lonestarsteakhouse.com.  The Company's filings with the Securities and Exchange  Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

ITEM 2.   PROPERTIES.

     As of March 7, 2005,  the Company  leased 90 and owned 161 of its Lone Star restaurant  locations.  At such date, the Company leased three and owned two Del
Frisco's restaurants locations. Of the 15 Sullivan's restaurants,  13 are leased and two are owned. The Company leases 18 Texas Land &  Cattle restaurants and two are owned.  Lease terms are generally five years, with multiple renewal options.
All of the Company's  leases  provide for a minimum annual rent and some provide for  additional  rent  based on sales  volume at the  particular  location  over specified  minimum levels.  Generally,  the leases are triple net leases,  which require the Company to pay the costs of insurance,  taxes and  maintenance.  The
Company   intends  to   continue   to  purchase   restaurant   locations   where
cost-effective.  In addition to the operating  restaurant  properties  described above, during the past two years, the Company has acquired land sites in Dundee,
Michigan, Pearl,  Mississippi,  Kansas City, Kansas, and Clayton, North Carolina
and entered into leases for sites in Mitchell, South Dakota, Columbia,  Missouri and Oklahoma  City,  Oklahoma for  construction  of Lone Star  Restaurants.  The
Company has acquired a site in Englewood, Colorado for a Sullivan's restaurant.

                    RESTAURANT LOCATIONS AS OF MARCH 7, 2005

     The following table sets forth the location of the Company's existing, open domestic  Lone Star  Steakhouse  &  Saloon  (251)  Restaurants,  Del Frisco's (5)
restaurants,  Sullivan's (15) restaurants, Texas Land &  Cattle (20) restaurants, and (1) Frankie's Restaurant

LONE STAR           Effingham        Dearborn Heights     NORTH DAKOTA     Sugarhouse
---------           Hodgkins         Detroit (6)          Fargo
                    Mt. Vernon       Flint                                 VIRGINIA
ALABAMA             Peoria           Grand Rapids         OHIO             Alexandria
Anniston            Rockford         Jackson              Akron            Centreville
Birmingham (2)      Springfield      Mt. Pleasant         Canton           Chesapeake
Huntsville                           Saginaw              Cincinnati (2)   Fairfax
Mobile              INDIANA          Ypsilanti            Cleveland (3)    Fredericksburg
Montgomery          Anderson                              Columbus (4)     Hampton
Trussville          Evansville       MISSISSIPPI          Dayton (2)       Herndon
Tuscaloosa          Ft. Wayne        Hattiesburg          Findlay          Norfolk
                    Indianapolis (4) Jackson              Lancaster        Potomac Mills
ALASKA              Lafayette                             Mentor           Richmond (3)
Anchorage           Merrillville     MISSOURI             Middletown       Sterling
                    South Bend       Branson              Niles            Virginia Beach
ARIZONA             Terre Haute      Independence         Springfield
Mesa                                 Kansas City          Toledo (2)       WEST VIRGINIA
Phoenix (4)         IOWA             Springfield          Youngstown       Beckley
                    Cedar Rapids     St. Louis (5)                         Charleston
ARKANSAS            Coralville                            OKLAHOMA         Huntington
Ft. Smith           Davenport        NEBRASKA             Lawton
Little Rock (2)     Des Moines       Lincoln              Oklahoma City    WISCONSIN
Springdale          Waterloo         Omaha (2)            Tulsa (2)        Racine

COLORADO            KANSAS           NEVADA               PENNSYLVANIA     SULLIVAN'S
Colorado Springs    Garden City      Las Vegas (4)        Allentown        ----------
Denver  (6)         Hutchinson                            Easton           Anchorage, AK
Ft. Collins         Overland Park    NEW JERSEY           Harrisburg       Austin, TX
Loveland                             Atlantic City        Johnstown        Baton Rouge, LA
                    KENTUCKY         Bridgewater          King of Prussia  Charlotte, NC
DELAWARE            Bowling Green    Cherry Hill          Lancaster        Chicago, IL
Dover               Florence         Delran               Middletown       Dallas, TX
Wilmington (2)      Lexington        Hanover Township     Philadelphia     Denver, CO
                    Louisville       Hazlet               Pittsburgh (5)   Houston, TX
FLORIDA                              Marlton              Pottstown        Indianapolis, IN
Bradenton           LOUISIANA        Ocean County         Reading          King of Prussia, PA
Clearwater          Baton Rouge (2)  Scotch Plains        Scranton         Naperville, IL
Ft. Lauderdale      Houma            Turnersville         Wilkes-Barre     Palm Desert, CA
Ft. Myers           Lafayette        Voorhees             York             Raleigh, NC
Lakeland            Monroe           Wayne                                 Tucson, AZ
Ocala               New Orleans (3)                       RHODE ISLAND     Wilmington, DE
Orlando                              NEW MEXICO           Warwick
Pensacola           MAINE            Albuquerque                           TEXAS LAND &  CATTLE
Port Orange         South Portland                        SOUTH CAROLINA   ------------------------
Port Richey                          NEW YORK             Greenville       Dallas, TX (7)
Sarasota            MARYLAND         Albany               Myrtle Beach (2) Austin, TX (4)
St. Petersburg      Bel Air                                                Houston, TX (4)
Tampa               Columbia                                               San Antonio, TX (3)
                    Frederick        NORTH CAROLINA       SOUTH DAKOTA     Lubbock, TX
GEORGIA             Gaithersburg     Asheville            Sioux Falls      Albuquerque, NM
Atlanta             Laurel           Boone
Augusta             Lexington Park   Charlotte (4)        TENNESSEE        DEL FRISCO'S
                    Waldorf          Durham               Jackson          ------------
IDAHO               Westminster      Fayetteville         Johnson City     Denver, CO
Boise                                Greensboro (2)       Memphis (2)      Dallas, TX
                    MASSACHUSETS     Greenville                            Fort Worth, TX
ILLINOIS            Boston           Jacksonville                          Las Vegas, NV
Bloomington                          Raleigh (3)          UTAH             New York, NY
Bradley             MICHIGAN         Rocky Mount          Centerville
Carbondale          Battle Creek     Salisbury            Layton           FRANKIE'S
Champaign           Bay City         Southern Pines       Salt Lake City   Charlotte, NC
Chicago (10)        Brighton         Winston-Salem
Decatur

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

     On April 16, 2003,  CalPERS  filed a Motion for Leave to Amend  Plaintiff's
First Amended  Complaint,  which complaint added no additional  causes but added allegations  which  are  subsequent  to the  date  of the  first  complaint  and allegations  which  also  address  counts  which  were  dismissed  by  the  Vice
Chancellor  on December 18, 2002.  All  defendants  filed  objections to CalPERS attempt to amend and oral  argument was heard by the Vice  Chancellor  on August
21, 2003. On May 26, 2004, the Court  rendered its decision and allowed  CalPERS to amend their complaint. The parties are involved in pre-trial discovery.

     The  Company is  involved  from time to time in  litigation  arising in the ordinary  course of business as well as the matter set forth above.  The Company believes the outcome of such matters will not have a material  adverse effect on its consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 2004, the Company held a Special Meeting of Stockholders to vote upon the proposed  Lone Star  Steakhouse &  Saloon,  Inc.  2004 Stock Option
Plan, (the "2004 Plan"). A majority of the Company's outstanding shares voted to approve the 2004 Plan with 11,486,660 votes "For", 6,006,619 votes "Against" and
37,817 votes "Abstaining".

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

     The table below provides information concerning the repurchase of shares of the Company's  common stock during the sixteen weeks ended December 28, 2004. On
December 23, 2003 and on November 17,  2004,  the Board of Directors  authorized the Company to repurchase up to 2,122,800 and 2,026,190 shares,  respectively of the Company's  common stock.  During the sixteen weeks ended  December 28, 2004, the Company completed the repurchase of shares pursuant to the December 23, 2003
authorization.   Since  commencing  the  most  recent  authorization  for  share repurchase,  the  Company  has not  repurchased  any shares of its common  stock through December 28, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                         (d) Maximum
                                                               (c)Total Number            Number of
                                                                  of Shares            Shares that May
                                                              Purchased as Part            Yet Be
                    (a) Total Number          (b) Average        of Publicly              Purchased
                        of shares            Price Paid per    Announced Plans         Under the Plans
Period                  Purchased               Share            or Programs             or Programs
-------------------------------------------------------------------------------------------------------
                                                                                           1,402,500
September 8,
through
October 3                    598,900                25.35              598,900               803,600

October 4,
through
October 31,                  384,341                25.64              384,341               419,259

November 1,
through
November 28,                 419,259                25.68              419,259             2,026,190

November 29,
through
December 28,                      -                     -                    -             2,026,190

Total                      1,402,500                25.53            1,402,500             2,026,190

(1)  Repurchases  are subject to prevailing  market prices,  may be made in open market or in privately negotiated  transactions and may occur or be discontinued
at any time.  There can be no  assurance  that the Company will  repurchase  any shares.

MARKET INFORMATION

     The Company's Common Stock (ticker symbol: STAR) is traded over-the-counter on the Nasdaq National Market (Nasdaq).  The following table sets forth, for the periods indicated,  the high and low prices for the Common Stock, as reported by
Nasdaq.

                                      PRICES
                                      ------
     CALENDAR 2004        HIGH                        LOW
     -------------        ----                        ---
First Quarter            $29.98                     $23.15
Second Quarter           $33.03                     $24.73
Third Quarter            $27.47                     $20.70
Fourth Quarter           $28.17                     $23.84

                                      PRICES
                                      ------
     CALENDAR 2003        HIGH                       LOW
     -------------        ----                       ---
First Quarter            $21.99                    $18.32
Second Quarter           $23.10                    $18.84
Third Quarter            $23.34                    $20.66
Fourth Quarter           $23.49                    $20.35

DIVIDENDS

     The Company initiated the payment of quarterly cash dividends in April 2000 and paid cash  dividends  at the rate of $0.125  per share  each  quarter  until
January 2002.  The Company  increased  its quarterly  cash dividend to $0.15 per share in January 2002,  to $.165 per share in February  2003, to $.175 per share in February  2004 and to $.195 per share in January  2005.  The Company plans to continue the quarterly  dividend payments for the foreseeable  future;  however, there can be no assurance  that such cash  dividends will continue to be paid or as to the amount of the cash dividend.

NUMBER OF STOCKHOLDERS

     As of March 7, 2005, there were  approximately 350 holders of record of the
Company's  Common  Stock.  The  Company  believes  there  are in excess of 7,000 beneficial owners of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

     The information  required by this item will be in the Company's  definitive proxy  materials to be filed with the Securities and Exchange  Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated  financial data and is
qualified  by  reference  to  and  should  be  read  in  conjunction   with  the
consolidated  financial  statements  and the  notes  thereto  and  "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included elsewhere in this Form 10-K. The selected  consolidated  financial data of the Company as of December 28, 2004 and  December  30, 2003,  and for each of the three years in the period ended  December  28,  2004,  were derived from the
Company's audited consolidated  financial statements.  The selected consolidated financial  data of the Company as of December  31,  2002,  December 25, 2001 and
December  26, 2000,  and for each of the two years in the period ended  December
25,  2001,  were  derived  from the  Company's  audited  consolidated  financial statements,  after giving  effect to the  restatement  from  amounts  previously reported as described in Item 7 - Restatement of Prior Financial Information and
Note 1 to the Consolidated  Financial  Statements.  The pro forma data set forth below  for the  periods  presented  are  unaudited  and have  been  prepared  by management solely to facilitate period-to-period comparison and do not represent the actual  results  of  operations  for the  periods  presented.  The pro forma amounts reflect the adjusted  amounts  applicable for fiscal years 2001 and 2000 to give retroactive effect for the  non-amortization  provisions of SFAS No. 142 requiring that goodwill and intangible assets deemed to have indefinite lives no longer be amortized,  but are subject to annual  impairment  tests in accordance with  SFAS No.  142,  which  was  adopted  by the  Company  effective  as of the beginning of fiscal 2002.

                                                                             YEAR ENDED IN DECEMBER(1)
                                                     -----------------------------------------------------------------------
                                                                    (Amounts in thousands, except share data)

                                                                       2003 (3)       2002 (3)       2001 (3)       2000 (3)
                                                         2004 (2)      RESTATED       RESTATED       RESTATED       RESTATED
                                                         --------      --------       --------       --------       --------
Income Statement Data:

Net sales                                                $669,527      $591,401       $593,617       $571,115      $544,111

Costs and expenses:

   Costs of sales                                         239,660       212,593        194,183        195,707       190,730
   Restaurant operating expenses                          317,005       275,027        266,533        265,688       258,473
   Restaurant depreciation and amortization                20,268        20,852         24,516         25,955        26,434
   Provision for impaired assets and
      restaurant closings                                   1,167            -             792            565         3,142
   General and administrative expenses                     45,269        43,346         45,085         41,884        40,422
   Abandoned merger expenses                                    -             -          2,990              -             -
   Non-cash stock compensation expense (4)                  1,193         1,474          2,949          3,212        12,016
   Contribution - "Dine for America"                            -             -              -          2,124             -
                                                     ------------  ------------   ------------   ------------   ------------

Total costs and expenses                                  624,562       553,292        537,048        535,135       531,217
                                                     ------------  ------------   ------------   ------------   ------------

Income from operations                                     44,965        38,109         56,569         35,980        12,894

Other income, net                                           1,737           553          2,986          4,906         3,350
                                                     ------------  ------------   ------------   ------------   ------------

Income from continuing operations before
   provision for income taxes                              46,702        38,662         59,555         40,886        16,244

Provision for income taxes                                 15,420        11,760         19,715         14,325         5,564
                                                     ------------  ------------   ------------   ------------   ------------

Income from continuing operations                          31,282        26,902         39,840         26,561        10,680

Discontinued operations (5):
   Loss from operations of discontinued restaurants           (86)      (10,774)        (1,322)        (6,644)       (5,625)
   Income tax benefit                                          17         2,117            467          2,354         1,972
                                                     ------------  ------------   ------------   ------------   ------------
   Loss on discontinued operations                            (69)       (8,657)          (855)        (4,290)       (3,653)
                                                     ------------  ------------   ------------   ------------   ------------

Income before cumulative effect of change in
   accounting principle                                    31,213        18,245         38,985         22,271         7,027

Cumulative effect of change in accounting principle
   (net of income tax of $190) (6)                              -             -           (318)             -              -
                                                     ------------  ------------   ------------   ------------   ------------

Net income                                           $     31,213  $     18,245   $     38,667   $     22,271    $     7,027
                                                     ============  ============   ============   ============   ============

Basic earnings (loss) per share:
   Continuing operations                             $       1.49  $       1.29   $       1.74   $       1.10    $     0.40
   Discontinued operations (5)                                  -          (.41)          (.03)          (.18)         (.14)
                                                     ------------  ------------   ------------   ------------   ------------
   Income before cumulative effect of
      change in accounting principle                         1.49          0.88           1.71           0.92          0.26

   Cumulative effect of change
      in accounting principle                                   -             -           (.02)             -              -
                                                     ------------  ------------   ------------   ------------   ------------

Basic earnings per share                             $       1.49  $       0.88   $       1.69   $       0.92    $      0.26
                                                     ============  ============   ============   ============   ============

Weighted average shares outstanding                  $ 20,962,919    20,801,894     22,908,821     24,036,942     26,189,600
                                                     ============  ============   ============   ============   ============

Pro forma net income (7)                             $     31,213  $     18,245   $     38,985   $     23,194    $     8,110
                                                     ============  ============   ============   ============   ============

Pro forma basic earnings per share                   $       1.49  $       0.88   $       1.71   $       0.96    $      0.31
                                                     ============  ============   ============   ============   ============

                                                        AT FISCAL YEAR END IN DECEMBER, (1)
                                      ---------------------------------------------------------------------
                                                             (Dollars in thousands)

                                              2004         2003         2002          2001        2000
Balance Sheet Data:

   Working capital (deficit)              $ 39,332    $  68,369    $  41,000    $   48,284   $  (1,716)
   Total assets                            498,292      499,988      478,586       537,462     518,412
   Stockholders' equity                    392,781      414,680      413,761       469,979     461,309
   Cash dividends per common share        $    .70    $    .645    $     .60    $      .50   $    .375

(1)  The Company operates on a 52 or 53-week fiscal year ending the last Tuesday in  December.  The fiscal  quarters for the Company  consist of  accounting periods  of 12, 12, 12,  and 16 or 17 weeks,  respectively.  The  Company's
     2000,  2001, 2002, 2003 and 2004 fiscal years ended on December 26, 25, 31,
     30 and 28, respectively.  Fiscal 2002 included 53 weeks of operations while fiscal 2004, 2003, 2001, and 2000 included 52 weeks.
(2)  On  January  28,  2004,  the  Company  acquired  20  Texas  Land  &   Cattle
     restaurants for approximately  $23,496,  which consisted of $12,579 of cash net of $2,145 of cash  acquired,  119,485  shares of the  Company's  common stock  valued at $2,679,  and the  assumption  of  approximately  $6,093 of certain  liabilities.  The  transaction  was  accounted  for as a purchase.
     Accordingly, the results of operations of acquired restaurants are included in the  Company's  consolidated  results  of  operations  since the date of acquisition.  See  Note 19 to the  Consolidated  Financial  Statements  for
     additional information.
(3)  The amounts of net income and certain  balance  sheet data for fiscal 2003,
     2002, 2001 and 2000 have been restated from amounts previously  reported to reflect certain adjustments as described in Item 7-Restatement of Financial
     Information and Note 1 to Notes to Consolidated  Financial Statements.  The
     retroactive  application  effect on the results of operations for the years presented is as follows:
                                                   2003         2002        2001       2000
                                                   ----         ----        ----       ----

     Net income, as previously reported           $18,666     $39,209     $22,902     $7,706
     Adjustments to rent expenses, depreciation
       and amortization, net of taxes                (421)       (542)       (631)      (679)
                                                     -----       -----       -----      -----
     Net income, as adjusted                      $18,245     $38,667     $22,271     $7,027
                                                  =======     =======     =======     ======

     Decrease in basic earnings per share          ($0.02)     ($0.02)     ($0.03)    ($0.03)
                                                    -----       -----       -----      -----
(4)  In January  2000,  the Company  repriced  certain  stock options which were
     fully  vested  resulting  in  additional  stock  compensation   expense  of
     approximately $9,000 ($5,800 net of tax).
(5)  During  fiscal  2003,  the  Company  announced  a plan to divest all of its
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
(6)  The  cumulative  effect of change in  accounting  principle for fiscal 2002 reflect the  impairment  charge of goodwill  related to certain  Australian investments  resulting  from  the  adoption  of SFAS No.  142 in the  first quarter of fiscal 2002.
(7)  Pro forma net income amounts  reflect the adjustments for fiscal 2002, 2001 and 2000 to give  retroactive  effect to the change in  accounting  for the non-amortization  provisions of SFAS No. 142, Goodwill and Other Intangible
     Assets,  as adopted by the  Company  effective  as of the first  quarter of fiscal 2002.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS

GENERAL

     The following  discussion and analysis  should be read in conjunction  with the information set forth under "Selected  Financial Data" and the  Consolidated
Financial Statements including the Notes thereto included elsewhere in this Form
10-K.

     The Company  opened one  domestic  Lone Star  restaurant  and  reopened one completely  remodeled Lone Star restaurant in fiscal 2004. The Company opened no restaurants in fiscal 2002 and 2003.

     There were 251  operating  domestic  Lone Star  restaurants  as of March 7,
2005.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.

     The Company currently operates five Del Frisco's restaurants.  In addition, a licensee operates one Del Frisco's restaurant.  The Company currently operates
15 Sullivan's restaurants,  20 Texas Land &  Cattle restaurants and one Frankie's restaurant.

     Internationally,  licensees  operate  12  Lone  Star  Steakhouse  &   Saloon
restaurants  in Australia and one in Guam.  During fiscal 2003, the Company sold
13  restaurants  to a  licensee  in  Australia  and closed an  additional  seven restaurants in Australia. During fiscal 2004, the Australian licensee closed one restaurant.

     On  January  28,  2004,  the  Company  acquired  20  Texas  Land  &   Cattle
restaurants which are located primarily in Texas. The operating results of those restaurants are included in the Company's  consolidated  operating  results from the date of acquisition.

RESTATEMENT OF PRIOR FINANCIAL INFORMATION (DOLLARS IN THOUSANDS)

     Following  a review of  accounting  adjustments  cited in filings  with the
Securities  and  Exchange  Commission  by a number of  restaurant  companies  in
December 2004, and after  discussions with the Company's  independent  auditors,
Ernst & Young LLP,  the Company  determined  that certain  items  related to its accounting for property leases were inappropriate.  As a result, the Company has restated its  consolidated  financial  statements  for fiscal 2003 and all prior year periods presented.

     The Company has corrected its computation of straight-line rent expense and the related  deferred rent liability.  Historically,  when accounting for leases with renewal  options,  rent expense was recorded on a straight-line  basis over the  initial  non-cancelable  lease  term.  Building  and  leasehold  costs  and improvements  for those  properties were amortized on the  straight-line  method over the lesser of the estimated useful lives of the assets or the expected term of the lease,  including option renewal periods. The Company has determined that it should recognize rent expense on a straight-line basis over the expected term of the lease,  including cancelable option periods when failure to exercise such options  would result in an economic  penalty to the Company.  In addition,  the
Company  determined  that in a few instances the leasehold  amortization  period being used was greater than the expected lease term.

     As a result of the above, the Company has restated its financial statements to recognize rent expense on a straight-line  basis over the expected lease term including  cancelable lease renewal option periods when failure to exercise such options  would  result in an economic  penalty.  In  addition,  the  restatement includes an adjustment to depreciation  expense to correct the depreciable lives being used for certain  leasehold cost and  improvements  where the  contractual term of the lease was shorter than the historical depreciation period previously used to record depreciation expense.

     The  restatement  is  further  discussed  in Note 1  "Restatement  of Prior
Financial  Information" - See Notes to Consolidated  Financial Statements and in
Item 6. Selected Financial Data included in this Form 10-K.

     The cumulative effect of the restatement through fiscal 2003 is an increase in  long-term  liabilities  of $8,336,  an increase  of  deferred  tax assets of
$3,852,  an increase  in  accumulated  depreciation  of $1,935 and a decrease in retained earnings of $6,419.  The restatement  decreased  reported net income by
$421 and $542, for fiscal 2003 and 2002,  respectively.  The restatement did not have any impact on the Company's  previously reported cash position,  cash flows or revenues.

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

SELF-INSURANCE   RESERVES   Beginning  in  fiscal  2003,  the  Company   adopted
self-insurance  programs for its worker's compensation,  general liability,  and medical  benefits  programs.  In  order  to  minimize  the  exposure  under  the self-insurance  programs, the Company has purchased stop-loss coverage both on a per  occurrence  and on an aggregate  basis.  The self insured  losses under the programs are accrued based upon the Company's  estimate of the ultimate expected liability  for both claims  incurred and on an incurred but not reported  basis.
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

                                                                                             YEAR ENDED
                                                                     -----------------------------------------------------------
                                                                                            December 30,         December 31,
                                                                       December 28,             2003                 2002
                                                                           2004              (RESTATED)           (RESTATED)
                                                                     --------------         ------------         ----------------

STATEMENT OF INCOME:

Net sales                                                                  100%                 100%                 100%
   Costs and expenses:
     Costs of sales                                                        35.8                 36.0                 32.7
     Restaurant operating expenses                                         47.3                 46.5                 44.9
     Depreciation and amortization                                          3.0                  3.5                  4.1
     Provision for impaired assets and restaurant closings                  0.2                   -                   0.2
                                                                         -------              ------               ------
     Restaurant costs and expenses                                         86.3                 86.0                 81.9

General and administrative expenses                                         6.8                  7.3                  7.6
Abandoned merger expenses                                                     -                    -                  0.5
Non-cash stock compensation expense                                         0.2                  0.3                  0.5
                                                                         ------               ------               ------

Income from operations                                                      6.7                  6.4                  9.5
Other income, net                                                           0.3                  0.1                  0.5
                                                                         ------               ------               ------

Income from continuing operations before income taxes
   and cumulative effect of accounting change                               7.0                  6.5                 10.0
Provision for income taxes                                                  2.3                  2.0                  3.3
                                                                         ------               ------               ------
Income from continuing operations before cumulative                         4.7                  4.5                  6.7
   effect of accounting change                                                -
Loss from discontinued operations, net of applicable income taxes             -                 (1.4)                (0.1)
                                                                         ------               ------               ------

Income before cumulative effect of accounting change                        4.7                  3.1                  6.6
Cumulative effect of accounting change, net of tax                            -                    -                 (0.1)
                                                                         ------               ------               ------

Net income                                                                  4.7%                 3.1%                 6.5%
                                                                         ======               ======               ======

LONE STAR STEAKHOUSE &  SALOON, INC.

      YEAR ENDED DECEMBER 28, 2004 COMPARED TO YEAR ENDED DECEMBER 30, 2003
                          (DOLLAR AMOUNTS IN THOUSANDS)

     Net  sales  increased  $78,126  or 13.2%  to  $669,527  for the year  ended
December  28, 2004  ("fiscal  2004"),  compared  to $591,401  for the year ended
December 30, 2003 ("fiscal 2003").  Sales for fiscal 2004 include  approximately
$56,020  attributable  to the  acquisition  of Texas Land &  Cattle.  The Company experienced  sales growth in all its  restaurant  concepts as blended same store sales  representing  net sales, by store,  for all the Company owned  restaurant concepts,  opened for more than 18 months in the  current and  comparable  prior year period increased 3.6%. The Company's average check increased 1.6% and guest counts increased 2.7%.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 35.8% from 36.0% due to declining  beef costs  occurring  primarily during the fourth  quarter of fiscal 2004. The decline in beef costs were offset in part by increased costs for dairy products.

     Restaurant  operating expenses in fiscal 2004 increased $41,978 to $317,005 compared to $275,027 in fiscal 2003,  and increased as a percentage of net sales to 47.3%  from  46.5%.  Labor  costs  increased  .3%  primarily  as a result  of increased  costs  for  worker's  compensation  and  employee  medical  expenses.
Advertising  costs increased  approximately  .1% reflecting  increased  printing costs.  Occupancy  costs were up .4% due  primarily to the impact of higher rent expenses  applicable to the Texas Land &  Cattle stores. In addition,  restaurant operating  expenses for fiscal 2004 include  approximately  $555 of  pre-opening costs compared to none in fiscal 2003.

     Depreciation  and  amortization  decreased  $584 in fiscal 2004 compared to
fiscal  2003.  The  decrease  is  attributable   primarily  to  a  reduction  in
depreciation  for  certain  assets that have become  fully  depreciated  for the
Company's historical concepts,  offset in part by depreciation of assets related to the Texas Land &  Cattle acquisition.

     Provision  for  impaired  assets  of $1,167 in  fiscal  2004  reflects  the write-down of five underperforming restaurants to their estimated fair value.

     General  and  administrative  expenses  increased  $1,923  in  fiscal  2004 compared  with fiscal 2003.  The primary  reason for the increase is  additional general and administrative costs applicable to Texas Land &  Cattle of $2,500. In
addition,   the  increase   reflects  higher   compensation   related  costs  of
approximately  $1,525  which  were  mostly  offset by  decreases  in travel  and directors  and officer's  liability  insurance  costs and a favorable  insurance settlement.

     Non-cash stock compensation  expense in fiscal 2004 decreased $281 compared to fiscal 2003. The change  reflects a decrease of $681 in the  amortization  of stock based compensation in fiscal 2004 as compared to fiscal 2003. In addition, the decrease is offset by an increase of $400 for stock compensation relating to the accounting for certain shares of the Company's  common stock held by a Rabbi
Trust pursuant to a deferred  compensation  arrangement (See Note 3 to the Notes to Consolidated Financial Statements).

     Other income,  net in fiscal 2004,  was $1,737,  compared to $553 in fiscal
2003. The increase is  attributable  to an increase in interest income and gains from sales of assets in fiscal 2004  compared to fiscal  2003.  The increase for fiscal  2004  was  partially  offset  by  foreign  exchange  losses  related  to
Australian funds which were repatriated during the fiscal year.

     The  effective  income tax rate from  continuing  operations  was 33.0% and
30.4% for fiscal 2004 and fiscal 2003, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain  non-deductible expenses,  and the tax  effect  of  incentive  stock  options.  While  there  is generally no tax impact to the Company  associated  with incentive stock options and  the  related  amortization  associated  with  such  options  in the  income statement,  tax  benefits  may  arise  at the  time the  incentive  options  are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition  of the shares by the  optionee.  The fiscal 2003 period  reflects a greater amount of tax benefits associated with incentive stock options exercised during the year compared to fiscal 2004.

     Discontinued  operations  reflect  the  operations  of  restaurants  closed subsequent to fiscal 2002 which are reported as discontinued operations pursuant to  SFAS  No.  144,  (see  Note  12  to  the  Notes  to  Condensed  Consolidated
Statements).

LONE STAR STEAKHOUSE &  SALOON, INC.

      YEAR ENDED DECEMBER 30, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002
                          (DOLLAR AMOUNTS IN THOUSANDS)

     Net sales  decreased  $2,216 or .4% to $591,401 for the year ended December
30, 2003 ("fiscal  2003"),  compared to $593,617 for the year ended December 31,
2002 ("fiscal 2002"). The decrease was attributable principally to the fact that fiscal 2003 was a 52 week period compared to a 53 week period in fiscal 2002. In addition, since fiscal 2002 ended on December 31, the Company had two New Year's
Eve revenue  days in fiscal  2002  compared  to no New Year's Eve  revenues  for fiscal 2003. The Company  estimates that the extra week for fiscal 2002 provided additional  sales of approximately  $11,900.  Blended same store sales increased
1.9%.  The Company's  average check  increased  1.9% and guest counts  decreased
2.3%.

     Costs of sales, primarily food and beverages,  increased as a percentage of net sales to 36.0% from 32.7% due primarily to increased beef costs.

     Restaurant  operating  expenses in fiscal 2003 increased $8,494 to $275,027 compared to $266,533 in fiscal 2002,  and increased as a percentage of net sales to 46.5% from 44.9%. The increase is primarily attributable to (1) approximately
$3,400 due to salaries for  increased  manager  staffing and indirect  labor for payroll  related  taxes  and  insurance  costs,  (2)  approximately  $1,500  for increased  advertising  spending,  (3) approximately $670 for increased building and equipment repairs and (4) approximately $1,200 for increased utilities.

     Depreciation and  amortization  decreased $3,664 in fiscal 2003 compared to
fiscal  2002.  The  decrease  is  attributable   primarily  to  a  reduction  in
depreciation for certain assets that have become fully  depreciated.General  and administrative expenses decreased $1,739 in fiscal 2003 compared to fiscal 2002.
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

     Non-cash  stock  compensation  expense  in  fiscal  2003  decreased  $1,475 compared to fiscal 2002. The decrease  reflects  approximately  $1,906 for lower amortization  of such costs.  The decrease was  partially  offset by a charge of
$431 relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement.  See Note
3 to the Consolidated Financial Statements for additional information.

     Other income,  net for fiscal 2003, was $553,  compared to $2,986 in fiscal
2002. The decrease is attributable to a decrease in gain on sale of assets and a decline  in  interest  income as a result of lower  interest  rates and  reduced amounts of excess funds available for investment.

     The  effective  income tax rate from  continuing  operations  was 30.4% and
33.1% for fiscal 2003 and fiscal 2002, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain  non-deductible expenses,  and the tax effect of incentive stock options.  There is generally no tax impact to the  Company  associated  with  incentive  stock  options  and the related  amortization  associated  with such  options in the  income  statement.
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

     The  cumulative  effect of  accounting  change in fiscal 2002  reflects the effect  of  adoption  of the  provisions  of SFAS No.  142,  Goodwill  and Other
Intangible  Assets. The Company adopted the provisions of SFAS No. 142 effective
December 26, 2001. The cumulative effect of the change in accounting resulted in a one-time  charge of $318,  net of income taxes,  to reflect the  impairment of goodwill  related  to the  Company's  Australian  operations  (see Note 2 to the
Consolidated Financial Statements for additional information.)

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly,  changes in such wage  levels  affect  the  Company's  labor  costs.  However,  since the majority of personnel are tipped employees,  minimum wage changes generally have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as,  competitive  pressures which may limit the Company's ability to recover any cost increases in their entirety. Historically, inflation has not had a material  impact on operating  margins.  During  fiscal 2004,  the Company experienced  significant  volatility  in beef prices as such prices for the year were generally above historical  levels. To the extent that beef prices continue to be significantly  above historical  levels,  it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (Dollars in thousands, except share amounts) The following  table  presents a summary of the  Company's  cash flows for the years ended:

                                                                                 December 30,     December 31,
                                                            December 28,            2003              2002
                                                               2004               RESTATED          RESTATED
                                                               ----               --------          --------

Net cash provided by operating activities                  $     61,004      $     54,138      $     74,792
Net cash provided by (used in) investment activities            (65,334)           (8,106)            5,240
Net cash used by financing activities                           (54,788)          (27,149)          (98,843)
Effect of exchange rate changes on cash                               -             1,486               363
Net cash provided by discontinued operations                      1,403            10,492               898
                                                           ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents       $    (57,715)     $     30,861      $    (17,550)
                                                           =============     ============      ============

     The increase in net cash provided by operating  activities  for fiscal 2004 compared to fiscal  2003 is due  primarily  to an increase in net income  during fiscal 2004 as compared to fiscal 2003.

     During fiscal 2004, 2003 and 2002, the Company's investment in property and equipment was $22,245, $6,928 and $2,776, respectively. In fiscal 2004, 2003 and
2002, the Company  received  proceeds from the sale of assets of $2,035,  $1,730 and $7,879, respectively.

     During fiscal 2004, the Company  invested  $33,500 in short term securities primarily  consisting of investments in auction rate securities with contractual maturities of up to 30 years. These auction rate securities have interest re-set dates  that occur  every 7 to 90 days and can be  actively  marketed  at ongoing
auctions   that  occur   every  7  to  90  days.   These   investments   are  in
investment-grade debt instruments such as government-backed securities.  Auction rate  securities  are classified as  available-for-sale  and are reported on the balance  sheet at par value,  which  equals  market  value,  as the rate on such securities resets every 7 to 90 days.  Consequently,  interest rate movements do not affect the balance sheet valuation of these fixed income investments.

     The Company  opened one  domestic  Lone Star  restaurant  and  reopened one completely  remodeled Lone Star restaurant in fiscal 2004. The Company opened no restaurants in fiscal 2002 and 2003.

     As more fully  described in Note 6 to the Notes to  Consolidated  Condensed
Financial  Statements,  on January 28,  2004,  the Company  acquired  TXCC which operates 20 Texas Land &  Cattle Steak House(R)  restaurants located primarily in
Texas.  The cash portion of the purchase  price,  net of cash acquired of $2,145 was $12,579 and was funded from the Company's existing cash balance.

     During fiscal 2004,  the Company  received net proceeds of $11,454 from the issuance of  1,350,065  shares of its common  stock due to the exercise of stock options  compared  to  proceeds  of $10,224  and  $23,551  from the  issuance of
1,210,682 and 2,058,838 shares in fiscal 2003 and 2002, respectively.

     In June 2002,  the Company  completed a Modified Dutch Auction tender offer for the purchase of  4,000,000  shares of its common stock at a price of $21.375 per share. The aggregate cost to repurchase the shares was $86,301 including the costs of the tender  offer.  The  transaction  was financed  from the  Company's existing available cash.

     The Company's  Board of Directors has  authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's  common stock.  In fiscal 2004,  the Company  purchased  2,072,800 shares of its common  stock at a cost of $51,410.  In fiscal 2003 and 2002,  the
Company  purchased  1,132,500  and  1,114,000  shares at a cost of  $23,833  and
$22,374,  respectively.  The shares repurchased  exclude the 4,000,000 shares in the tender offer as previously described.

     The Company has paid quarterly cash dividends on its common stock since the second  quarter of fiscal  2000.  In January  2004,  the Company  increased  its quarterly  cash  dividend  from $.165 to $.175 per share.  The Company  recently announced in 2005 that it would  increase its quarterly cash dividend from $.175 to $.195 per share.  During fiscal 2004,  2003,  and 2002, the Company paid cash dividends as follows:

                       AMOUNT     PER SHARE
                       ------     ---------
     Fiscal 2004       $14,832     $0.70
     Fiscal 2003       $13,560     $0.645
     Fiscal 2002       $13,719     $0.60

     At December 28, 2004, the Company had $72,015 in cash and cash  equivalents and short term  investments.  The Company  has  available  $55,000 in  unsecured revolving credit  facilities which expire in October 2007. At December 28, 2004, the Company had no outstanding  borrowings under such facilities.  See Note 4 to
the  Consolidated   Financial  Statements  in  this  Form  10-K  for  a  further description  of the Company's  credit  facilities.  The Company  expects to fund future  requirements for normal investing and financing  activities through cash provided  from  operations  and existing cash and cash  equivalent  balances and short term investment assets.

     The Company's  obligations at December 28, 2004 are for operating leases as follows:

                                   2005            $13,991
                                   2006             13,952
                                   2007             13,652
                                   2008             13,900
                                   2009             13,856
                             Thereafter            113,468
                                                  --------
      Total operating lease obligations           $182,819
                                                  ========

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

28, 2004 and during the fiscal year then ended,  the Company had no positions in futures contracts.

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
Consumer  preferences could be affected by health concerns about the consumption of beef,  the  primary  item on our menus,  or by  specific  events  such as the recently  confirmed  cases of "mad cow  disease" by the Canadian  government  or
"foot/mouth  disease" which occurred in the United Kingdom.  In addition,  these events  could reduce the  available  supply of beef or  significantly  raise the price of  beef.  If we  change  a  restaurant  concept,  we may lose  additional customers who do not prefer the new concept and menu,  and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant  profitable.  In  addition,  we  may  have  different  or  additional competitors for our intended  customers as a result of such a concept change and may not be able to successfully  compete against such  competitors.  Our success also depends on numerous  factors  affecting  discretionary  consumer  spending, including economic conditions, the cost of gasoline,  disposable consumer income and consumer  confidence.  Adverse  changes in these  factors could reduce guest traffic or impose  practical  limits on pricing,  either of which  could  reduce revenues and operating income.

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR PROFITABILITY.

     Our profitability is highly sensitive to increases in food, labor and other operating  costs.  During  fiscal  2004,  our beef prices were  generally  above historical  levels.  To the extent that beef prices continue to be significantly above historical  levels,  it will have a material  negative effect on operating margins.  In  addition,  our  dependence  on frequent  deliveries  of fresh food supplies means that shortages or  interruptions  in supply could  materially and adversely affect our operations.  Moreover,  unfavorable  trends or developments concerning the following factors could adversely affect our results:

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

CONSUMER PERCEPTIONS OF FOOD SAFETY COULD ADVERSELY AFFECT OUR BUSINESS

     Our business  could be adversely  affected by consumer  perceptions of food safety in the United States or in the market areas in which we operate,  whether such  perceptions  are  based on fact or not.  In  addition,  adverse  publicity resulting from poor food quality,  illness,  injury or other health  concerns at one or a limited number of our restaurants  could have a material adverse effect on our business, results of operations and financial condition.

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

A SINGLE VENDOR DISTRIBUTES MOST OF OUR CONSUMABLE PRODUCTS.

     Approximately  54% of the consumable  products used in our  restaurants are distributed through and delivered by a single vendor.  While we believe we could replace this vendor,  any disruption of services by this vendor or any change to a new vendor could adversely affect our restaurants.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section of this report.
See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We maintain a set of disclosure  controls and procedures  that are designed to ensure that  information  required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act")
is recorded, processed,  summarized and reported pursuant to and within the time periods specified in the SEC's rules and forms.

     Under  the  supervision  and  with  the  participation  of our  management, including our principal  executive officer and principal  financial officer,  we conducted an evaluation of our disclosure controls and procedures,  as such term is defined under Rule  13a-15(e)  promulgated  under the Exchange Act . Based on this evaluation,  our principal  executive  officer and our principal  financial officer concluded that our disclosure  controls and procedures were effective as of the end of the period covered by this annual Form 10-K report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for  establishing  and  maintaining  adequate internal control over financial  reporting,  as such term is defined in Exchange
Act  Rules  13a-15(f)  and  15d-15(f).   Under  the  supervision  and  with  the
participation of our management,  including our principal  executive officer and principal  financial officer, we conducted an evaluation of the effectiveness of our internal  control over financial  reporting as of December 28, 2004 based on the framework in Internal  Control-Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway  Commission  (COSO).  Based on that evaluation,  our management  concluded that our internal  control over financial reporting was effective as of December 28, 2004.

     Management's  assessment of the  effectiveness of our internal control over financial  reporting  as of December  28, 2004 has been audited by Ernst &  Young
LLP, an independent registered public accounting firm, as stated in their report which is included below.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth  quarter  ended  December  28, 2004,  management  reviewed the
Company's lease accounting and leasehold depreciation  practices. As a result of this review, management concluded that the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient. As a result, the Company changed its controls and accounting  policies  surrounding the review,  analysis and recording of new and current leases,  including the selection and monitoring of  appropriate  assumptions  and guidelines to be applied during the review and analysis of all leases.  Furthermore,  management  determined that the Company's annual  rent and  depreciation  expense  over the last  several  years  had been understated  and its previously  issued  financial  statements  were restated to
reflect  the  correction  in  the  Company's  lease   accounting  and  leasehold
depreciation practices.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lone Star Steakhouse &  Saloon, Inc.

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's Report on Internal Control over Financial Reporting, that Lone Star
Steakhouse &  Saloon, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 28, 2004, based on criteria  established in Internal Control - Integrated Framework issued by the Committee of Sponsoring
Organizations  of  the  Treadway  Commission  (the  COSO  criteria).  Lone  Star

Steakhouse &  Saloon,  Inc.  and  subsidiaries'  management  is  responsible  for maintaining  effective  internal  control over  financial  reporting and for its assessment of the  effectiveness of internal  control over financial  reporting.
Our  responsibility  is to express an opinion on management's  assessment and an opinion on the  effectiveness  of the company's  internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting,  evaluating management's assessment, testing and evaluating the design and operating  effectiveness of internal control, and performing such other  procedures as we considered  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Lone Star Steakhouse &  Saloon, Inc.
and subsidiaries  maintained effective internal control over financial reporting as of December 28, 2004, is fairly stated,  in all material  respects,  based on the COSO criteria. Also, in our opinion, Lone Star Steakhouse &  Saloon, Inc. and subsidiaries,  maintained, in all material respects,  effective internal control over financial reporting as of December 28, 2004, based on the COSO criteria.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of
Lone Star Steakhouse &  Saloon, Inc. and subsidiaries as of December 28, 2004 and
December  30,  2003,  and  the  related   consolidated   statements  of  income,
shareholders'  equity,  and cash flows for each of the three years in the period ended December 28, 2004 of Lone Star Steakhouse &  Saloon,  Inc. and subsidiaries and our report dated March 10, 2005 expressed an unqualified opinion thereon.

                                                 /s/ Ernst &  Young LLP

Kansas City, Missouri
March 10, 2005

ITEM 9B.  OTHER INFORMATION

     On December 28, 2004,  the Company's  Compensation/Stock  Option  Committee
approved  the  fiscal  2004 cash  bonuses  and stock  options  to be  granted to executive  officers of the Company and approved  the  salaries of the  executive officers for 2005.

     The  bonuses,  option  grants  and  salaries  for the  Company's  executive officers are as follows:

Named Executive Officer        2005 Base Salary        2004 Cash Bonus     Stock Option Grants(1)
Jamie B Coulter                        $866,250               $412,500                     65,000
Tomlinson D. O'Connell                 $400,000               $175,000                    100,000
John D. White                          $675,000               $175,000                     60,000
Gerald T. Aaron                        $275,000                $72,500                     35,000
Dee Lincoln                            $260,000                $42,500                     20,000

     (1)Granted  pursuant to the Company's  2004 Stock Option Plan.  The options shall vest in equal  installments on each of the first four anniversaries of the date of the grant.

     The  Company  entered  into  separate  employment  agreements  with each of
Messrs.  White,  Aaron, and O'Connell,  on April 29, 2003. These agreements have been previously filed by the Company with the Securities and Exchange Commission and a description of the material terms of these  agreements was provided in the
Company's Form 10-K/A for the fiscal year ended  December 30, 2003,  filed April
28, 2004.

     Mr. Coulter and Ms. Lincoln do not have written employment  agreements with the  Company.  Their  base  salary  and  cash  bonus  are set  each  year by the
Compensation/Stock Option Committee.

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a)  The following documents are filed as part of this report:
               (1) Financial Statements.
               See Index to Financial Statements which appears herein.
               All  financial  statement  schedules  have been omitted since the required information is not present.

Exhibits
               INDEX TO EXHIBITS
                   Exhibit               EXHIBIT
                   NUMBER
                 **3.1      Company's Certificate of Incorporation as amended
                ***3.3      Company's Amended and Restated By-Laws
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
         ********10.23      Lone Star  Steakhouse  &  Saloon,  Inc.  Stock Option
                            Deferred Compensation Plan dated September 30, 2002
         ********10.24      Deferred  Compensation  Agreement  dated  October 4,
                            2002  between  LS  Management,  Inc.  and  Jamie  B.
                            Coulter
          *******10.26      Amendment to the Director's Plan
          *******10.27      Amendment to the Plan
        *********10.28      Revolver Credit Loan Agreement dated October 8, 2004
                            between the Company and Suntrust Bank
       **********10.29      2004 Stock Option Plan
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
         ********   Incorporated by Reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 2002.
        *********   Incorporated  by Reference to the Company's  Periodic Report
                    on Form 8-K, filed with the Commission on October 14, 2004.
       **********   Incorporated  by Reference to the Company's  Periodic Report
                    on Form 8-K, filed with the Commission on December 20, 2004.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of
Wichita, State of Kansas, on this 14th day of March 2005.

                                    LONE STAR STEAKHOUSE &  SALOON, INC.
                                                (Registrant)

                                      /s/ John D. White
                                    --------------------------------------------
                                        John D. White
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

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----

/s/ Jamie B. Coulter            Chief Executive Officer
-----------------------------   Principal Executive             March 14, 2005
   Jamie B. Coulter             Officer

/s/ John D. White               Chief Financial Officer
-----------------------------   and Principal Accounting        March 14, 2005
    John D. White               Officer, Executive Vice
                                President, Treasurer and
                                Director

/s/ William B. Greene           Chairman of the Board           March 14, 2005
-----------------------------   and Director
  William B. Greene

/s/ Anthony Bergamo             Director                        March 14, 2005
-----------------------------
   Anthony Bergamo

/s/ Fred B. Chaney              Director                        March 14, 2005
-----------------------------
    Fred B. Chaney

/s/ Thomas C. Lasorda           Director                        March 14, 2005
-----------------------------
  Thomas C. Lasorda

/s/ Michael A. Ledeen           Director                        March 14, 2005
-----------------------------
  Michael A. Ledeen

/s/ Clark R. Mandigo            Director                        March 14, 2005
-----------------------------
   Clark R. Mandigo

/s/ Mark Saltzgaber             Director                        March 14, 2005
-----------------------------
   Mark Saltzgaber

CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Steakhouse & Saloon, Inc.
Years Ended December 28, 2004, December 30, 2003, and December 31, 2002

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements

                                                                           PAGES

Report of Independent Registered Public Accounting Firm..................... F-1
Consolidated Balance Sheets as of December 28, 2004 and December 30, 2003... F-3
Consolidated Statements of Income for the years ended December 28, 2004,
   December 30, 2003, and December 31, 2002................................. F-5
Consolidated Statements of Stockholders' Equity for the years ended
   December 28, 2004, December 30, 2003, and December 31, 2002.............. F-7
Consolidated Statements of Cash Flows for the years ended
   December 28, 2004, December 30, 2003, and December 31, 2002.............. F-8
Notes to Consolidated Financial Statements..................................F-10

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Lone Star
Steakhouse & Saloon, Inc. (the Company) and subsidiaries as of December 28, 2004 and  December  30,  2003,  and the related  consolidated  statements  of income, stockholders'  equity,  and cash flows for each of the three years in the period ended December 28, 2004. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of  Lone  Star
Steakhouse & Saloon, Inc. and subsidiaries at December 28, 2004 and December 30,
2003, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended  December 28,  2004,  in  conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial  statements  for the years ended  December 30, 2003,  and
December 31, 2002.

As discussed in Note 2,  effective  December 26, 2001,  the Company  adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight  Board (United  States),  the  effectiveness  of Lone Star
Steakhouse & Saloon,  Inc. and  subsidiaries'  internal  control over  financial reporting  as of December 28, 2004,  based on criteria  established  in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway  Commission  and our report  dated March 10, 2005,  expressed an unqualified opinion thereon.

Kansas City, Missouri                             /s/ Ernst & Young, LLP
March 10, 2005

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           DECEMBER 28, DECEMBER 30,
                                                              2004          2003
                                                           --------------------------
                                                                        AS RESTATED
ASSETS
Current assets:
    Cash and cash equivalents                               $ 38,515    $ 96,230
    Short-term investments                                    33,500          --
                                                           --------------------------
                                                              72,015      96,230

    Inventories                                               12,765      12,955
    Deferred income taxes                                      7,532       5,151
    Prepaid insurance deposits                                14,537       6,913
    Other                                                      6,225       5,817
                                                           --------------------------
Total current assets                                         113,074     127,066

Property and equipment:
    Land                                                     119,117     112,933
    Buildings                                                174,628     166,795
    Leasehold improvements                                   118,203     109,091
    Equipment                                                107,872      99,621
    Furniture and fixtures                                    19,267      18,828
                                                           --------------------------
                                                             539,087     507,268
    Less accumulated depreciation and amortization           217,837     196,983
                                                           --------------------------
                                                             321,250     310,285

Deferred compensation plan investments                        13,903      11,670

Other assets:
    Goodwill                                                  11,513      11,513
    Intangible assets, net                                     9,519      10,452
    Deferred income taxes                                     24,434      23,655
    Other                                                      4,599       5,347
                                                           --------------------------
                                                              50,065      50,967

                                                           --------------------------
Total assets                                                $498,292    $499,988
                                                           ==========================

                                                                          DECEMBER 28,    DECEMBER 30,
                                                                             2004           2003
                                                                          ---------------------------
                                                                                          AS RESTATED

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  13,845        $  12,166
    Sales tax payable                                                         2,817            3,018
    Accrued payroll                                                           9,947            8,118
    Real estate taxes                                                         3,239            2,380
    Accrued self insurance                                                   15,094            7,296
    Gift certificates                                                        10,973            9,207
    Income taxes payable                                                      9,786           10,592
    Other                                                                     8,051            5,920
                                                                          ---------------------------
Total current liabilities                                                    73,752           58,697

Long-term liabilities, principally deferred
    compensation obligations                                                 21,263           17,322
Deferred rent obligations                                                    10,496            9,289
                                                                          ---------------------------
Total liabilities                                                           105,511           85,308

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares
       authorized; none issued                                                   --               --
    Common stock, $.01 par value, 98,000,000
       shares authorized; 20,469,540 shares issued and
       outstanding (21,072,790 in 2003)                                         205              211
    Additional paid-in capital                                              139,570          177,844
    Retained earnings                                                       256,669          240,288
    Common stock held by trust                                               (3,663)          (3,663)
                                                                          ---------------------------
Total stockholders' equity                                                  392,781          414,680

                                                                          ---------------------------
Total liabilities and stockholders' equity                                $498,292         $ 499,988
                                                                          ===========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE YEAR ENDED
                                                                 -------------------------------------------
                                                                 DECEMBER 28,     DECEMBER 30,     DECEMBER 31,
                                                                    2004             2003              2002
                                                                 -------------------------------------------
                                                                                  AS RESTATED      AS RESTATED

Net sales                                                        $ 669,527        $ 591,401        $ 593,617

Costs and expenses:
    Costs of sales                                                 239,660          212,593          194,183
    Restaurant operating expenses                                  317,005          275,027          266,533
    Depreciation and amortization                                   20,268           20,852           24,516
    Provision for impaired assets and restaurant
      closings                                                       1,167               --              792
                                                                 -------------------------------------------
    Restaurant costs and expenses                                  578,100          508,472          486,024

    General and administrative expenses                             45,269           43,346           45,085
    Abandoned merger expenses                                           --               --            2,990
    Non-cash stock compensation expense                              1,193            1,474            2,949
                                                                 -------------------------------------------
Income from operations                                              44,965           38,109           56,569

Other income, net                                                    1,737              553            2,986
                                                                 -------------------------------------------
Income from continuing operations before income
    taxes and cumulative effect of accounting change                46,702           38,662           59,555

Provision for income taxes                                          15,420           11,760           19,715
                                                                 -------------------------------------------
Income from continuing operations before
    cumulative effect of accounting change                          31,282           26,902           39,840

Discontinued operations:
    Loss from operations of discontinued restaurants                   (86)         (10,774)          (1,322)
    Income tax benefit                                                  17            2,117              467
                                                                 -------------------------------------------
Loss on discontinued operations                                        (69)          (8,657)            (855)
                                                                 -------------------------------------------
Income before cumulative effect of accounting
    change                                                          31,213           18,245           38,985
Cumulative effect of accounting change, net of tax                      --               --             (318)
                                                                 -------------------------------------------
Net income                                                       $  31,213        $  18,245        $  38,667
                                                                 ===========================================

                       Lone Star Steakhouse & Saloon, Inc.

                  Consolidated Statements of Income (continued)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE YEAR ENDED
                                                          -----------------------------------------------------
                                                             DECEMBER 28,        DECEMBER 30,         DECEMBER 31, 2002
                                                          -----------------------------------------------------
                                                                                 AS RESTATED          AS RESTATED

Basic earnings per share:
    Continuing operations                                    $   1.49            $   1.29             $   1.74
    Discontinued operations                                        --                (.41)                (.03)
    Cumulative effect of accounting change                         --                  --                 (.02)
                                                          -----------------------------------------------------
Basic earnings per share                                     $   1.49            $    .88             $   1.69
                                                          =====================================================

Diluted earnings per share:
    Continuing operations                                    $   1.33            $   1.13             $   1.51
    Discontinued operations                                        --                (.36)                (.03)
    Cumulative effect of accounting change                         --                  --                 (.01)
                                                          -----------------------------------------------------
Diluted earnings per share                                   $   1.33            $    .77             $   1.47
                                                          =====================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        ADDITIONAL
                                                               PREFERRED       COMMON STOCK              PAID-IN         RETAINED
                                                               STOCK      NUMBER           AMOUNT        CAPITAL         EARNINGS
                                                               ------------------------------------------------------------------

Balance, December 25, 2001, as previously reported               --      24,049,770           $240       $272,527       $216,111
Cumulative effect on prior year of retroactive restatement       --              --             --             --         (5,456)
                                                               ------------------------------------------------------------------
Balance, December 25, 2001, as restated                          --      24,049,770            240        272,527        210,655
Stock options exercised                                          --       2,058,838             21         23,530             --
Tax effect related to options exercised                          --              --             --           (474)            --
Common stock purchased and retired                               --      (5,114,000)           (51)      (108,624)            --
Cash dividends ($.60 per share)                                  --              --             --             --        (13,719)
Non-cash stock compensation expense                              --              --             --          2,949             --
Comprehensive income:
    Net income                                                   --              --             --             --         38,667
    Foreign currency translation adjustments                     --              --             --             --             --

Comprehensive income
                                                               ------------------------------------------------------------------
Balance, December 31, 2002                                       --      20,994,608            210        189,908        235,603
Stock options exercised                                          --       1,210,682             12         10,232             --
Tax effect related to options exercised                          --              --             --            483             --
Common stock purchased and retired                               --      (1,132,500)           (11)       (23,822)            --
Cash dividends ($.645 per share)                                 --              --             --             --        (13,560)
Non-cash stock compensation expense                              --              --             --          1,043             --
Common stock held by trust (177,145 shares)                      --              --             --             --             --
Comprehensive income:
    Net income                                                   --              --             --             --         18,245
    Foreign currency translation adjustments                     --              --             --             --             --

Comprehensive income
                                                               ------------------------------------------------------------------
Balance, December 30, 2003                                       --      21,072,790            211        177,844        240,288
Stock options exercised                                          --       1,350,065             14         11,440             --
Tax effect related to options exercised                          --              --             --         (1,365)            --
Common stock purchased and retired                               --      (2,072,800)           (21)       (51,389)            --
Cash dividends ($.70 per share)                                  --              --             --             --        (14,832)
Non-cash stock compensation expense                              --              --             --            362             --
Common stock issued in purchase of TXCC                          --         119,485              1          2,678             --
Net income                                                       --              --             --             --         31,213

Balance, December 28, 2004                                       --      20,469,540           $205       $139,570       $256,669
                                                                 ================================================================

                                                                                        ACCUMULATED
                                                                        COMMON             OTHER
                                                                         STOCK         COMPREHENSIVE
                                                                      HELD BY TRUST    (LOSS) INCOME    TOTAL
                                                                  --------------------------------------------

Balance, December 25, 2001, as previously reported                   $      --         $(13,443)      $475,435
Cumulative effect on prior year of retroactive restatement                  --               --         (5,456)
                                                                  --------------------------------------------

Balance, December 25, 2001, as restated                                     --          (13,443)       469,979
Stock options exercised                                                     --               --         23,551
Tax effect related to options exercised                                     --               --           (474)
Common stock purchased and retired                                          --               --       (108,675)
Cash dividends ($.60 per share)                                             --               --        (13,719)
Non-cash stock compensation expense                                         --               --          2,949
Comprehensive income:
    Net income                                                              --               --         38,667
    Foreign currency translation adjustments                                --            1,483          1,483
                                                                                                   -----------
Comprehensive income                                                                                    40,150
                                                                  --------------------------------------------
Balance, December 31, 2002                                                  --          (11,960)       413,761
Stock options exercised                                                     --               --         10,244
Tax effect related to options exercised                                     --               --            483
Common stock purchased and retired                                          --               --        (23,833)
Cash dividends ($.645 per share)                                            --               --        (13,560)
Non-cash stock compensation expense                                         --               --          1,043
Common stock held by trust (177,145 shares)                               (3,663)            --         (3,663)
Comprehensive income:
    Net income                                                              --               --         18,245
    Foreign currency translation adjustments                                --           11,960         11,960
                                                                                                   -----------
Comprehensive income                                                                                    30,205
                                                                  --------------------------------------------
Balance, December 30, 2003                                                (3,663)            --        414,680
Stock options exercised                                                     --               --         11,454
Tax effect related to options exercised                                     --               --         (1,365)
Common stock purchased and retired                                          --               --        (51,410)
Cash dividends ($.70 per share)                                             --               --        (14,832)
Non-cash stock compensation expense                                         --               --            362
Common stock issued in purchase of TXCC                                     --               --          2,679
Net income                                                                  --               --         31,213
                                                                                                   -----------
Balance, December 28, 2004                                               $(3,663)   $        --       $392,781
                                                                         =====================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                                          FOR THE YEAR ENDED
                                                                  -----------------------------------------------------------
                                                                        DECEMBER 28,         DECEMBER 30,        DECEMBER 31,
                                                                            2004                2003                2002
                                                                  -----------------------------------------------------------
                                                                                            AS RESTATED         AS RESTATED
OPERATING ACTIVITIES
Net income                                                                $31,213             $18,245             $38,667
Adjustments to reconcile net income to net cash
    provided by operating activities of continuing
    operations:
      Depreciation                                                         21,883              22,914              27,140
      Amortization                                                          1,067               1,047               1,047
      Non-cash stock compensation                                           1,193               1,474               2,949
      Provision for impaired assets and restaurant
        closings                                                            1,167                  --                 250
      (Gain) loss on sales of assets                                       (1,250)                 42              (1,971)
      Cumulative effect of accounting change                                   --                  --                 508
      Deferred income taxes                                                 2,964              (5,323)             12,912
      Loss from discontinued operations                                        69               8,657                 855
      Changes in operating assets and liabilities,
       net of the effects of the acquisition:
            Inventories                                                       598                (490)                103
            Prepaid insurance deposits                                     (7,624)             (6,913)                 --
            Other current assets                                               43                 407                (718)
            Accounts payable                                                   45              (1,212)               (432)
            Accrued self-insurance                                          7,573               7,296                  --
            Income taxes payable                                             (806)              7,017              (7,966)
            Other liabilities                                               2,869                 977               1,448
                                                                  -----------------------------------------------------------
Net cash provided by operating activities of
    continuing operations                                                  61,004              54,138              74,792

INVESTING ACTIVITIES
Acquisition, net of cash acquired                                         (12,579)                 --                  --
Purchases of short-term investments                                       (33,500)                 --                  --
Purchases of property and equipment                                       (22,245)             (6,928)             (2,776)
Proceeds from sales of assets                                               2,035               1,730               7,879
Other                                                                         955              (2,908)                137
                                                                  -----------------------------------------------------------

Net cash provided by (used in) investing activities
    of continuing operations                                              (65,334)             (8,106)              5,240

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                 11,454              10,244              23,551
Common stock repurchased and retired                                      (51,410)            (23,833)           (108,675)
Dividends paid                                                            (14,832)            (13,560)            (13,719)
                                                                  -----------------------------------------------------------
Net cash used in financing activities of continuing
    operations                                                            (54,788)            (27,149)            (98,843)

Effect of exchange rate changes on cash                                        --               1,486                 363
Net cash provided by discontinued operations                                1,403              10,492                 898
                                                                  -----------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                                           (57,715)             30,861             (17,550)

                       Lone Star Steakhouse & Saloon, Inc.

                Consolidated Statements of Cash Flows (continued)
                                 (IN THOUSANDS)

                                                                             FOR THE YEAR ENDED
                                                                ---------------------------------------------
                                                              DECEMBER 28,       DECEMBER 30,     DECEMBER 31,
                                                                 2004               2003             2002
                                                                ---------------------------------------------
                                                                                 AS RESTATED      AS RESTATED

Cash and cash equivalents at beginning of year                  $96,230            $65,369            $82,919
                                                                ---------------------------------------------
Cash and cash equivalents at end of year                        $38,515            $96,230            $65,369
                                                                =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                      $14,610            $6,875            $15,175
                                                                =============================================

Shares issued in connection with acquisition                    $ 2,679            $   --            $    --
                                                                =============================================

Non-cash investing and financing activities:
Shares issued to trust                                          $    --            $3,663            $    --
                                                                =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                December 30, 2004

1.  BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone  Star  Steakhouse  & Saloon,  Inc.  (the  Company)  owns and  operates  two mid-priced full service,  casual dining restaurant concepts in the United States which  operate  under the names Lone Star  Steakhouse  & Saloon and Texas Land &
Cattle Steakhouse (TXCC). In addition,  the Company operates  restaurants in the upscale  steakhouse  market  through Del  Frisco's  Double Eagle Steak House and
Sullivan's  Steakhouse.  As of December 28, 2004,  the Company owns and operates
251 Lone Star  Steakhouse & Saloons and 20 Texas Land & Cattle  Steakhouses.  In
addition,  the Company  owns and operates  five Del Frisco's  Double Eagle Steak
Houses, 15 Sullivan's Steakhouses,  and one Frankie's Italian Grille. All of the
Company's  restaurants  are in the United  States.  The  Company  acquired  TXCC effective January 28, 2004. (See Note 19).

SIGNIFICANT ACCOUNTING POLICIES

   o  Principles of Consolidation

      The consolidated  financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant  intercompany accounts and transactions have been eliminated.

   o  Foreign Currency Translation

      Assets and  liabilities of the Company's  foreign  operations in Australia are translated at current exchange rates,  while revenues and expenses are translated at average exchange rates prevailing  during the year. Prior to
      December 30, 2003, translation adjustments were reported as a component of comprehensive income in stockholders' equity;  however, as a result of the
      Company's  divestiture  of its  Australia  operations  in fiscal 2003,  as described in Note 12, the foreign  currency  translation  adjustments were realized  and  are  included  as a  component  of loss  from  discontinued
      operations.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Concentration of Credit Risk

      The Company's  financial  instruments  exposed to  concentration of credit
      risk  consist  primarily  of  cash,  cash   equivalents,   and  short-term
      investments.  The  Company  places  its  cash  with  high  credit  quality financial  institutions  and, at times,  such cash may be in excess of the federal  depository  insurance  limit. The Company has cash equivalents of approximately  $13,626 and $73,014 at December 28, 2004,  and December 30,
      2003, respectively, in money market mutual funds. The Company's short-term investments  of $33,500 at December 28, 2004,  primarily  include  auction
      rate,  investment  grade  securities  with  municipal,   state,  and  U.S.
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

   o  Cash and Cash Equivalents

      The Company  considers cash and cash  equivalents  to include  currency on hand,  demand  deposits with banks or other  financial  institutions,  and short-term  investments  with  maturities  of three  months  or less  when
      purchased.   Cash  and  cash   equivalents  are  carried  at  cost,  which
      approximates fair value.

   o  Short-Term Investments

      The  Company's  short-term  investments  of $33,500 at December  28, 2004,
      primarily   consist  of  investments  in  auction  rate   securities  with
      contractual  maturities of up to 30 years.  These auction rate  securities have  interest  re-set  dates  that  occur  every 7 to 90 days  and can be actively marketed at ongoing auctions that occur every 7 to 90 days. These
      investments    are    investment-grade    debt    instruments    such   as
      government-backed  securities.  Auction rate  securities are classified as available-for-sale  and are  reported on the  balance  sheet at par value, which equals market value, as the rate on such  securities  resets every 7 to 90 days.  Consequently,  interest  rate  movements  do not  affect  the balance sheet valuation of these investments.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    o Financial Instruments

      The  Company  considers  carrying  amounts  of cash and cash  equivalents, short-term investments,  receivables,  and accounts payable to approximate fair value.

      The Company sometimes  utilizes  derivative  financial  instruments in the form of commodity  futures contracts to manage market risks and reduce its exposure  resulting from  fluctuations  in the prices of meat. The Company uses live beef cattle  futures  contracts  to  accomplish  its  objective.
      Realized  and  unrealized  changes  in the fair  values of the  derivative instruments  are  recognized  in income in the  period in which the change occurs.  Realized  and  unrealized  gains  and  losses  related  to  these derivative  instruments  have not been  significant.  The  Company  had no positions in futures  contracts as of December 28, 2004,  and December 30,
      2003. These instruments, when used, are with counterparties of high credit quality;  therefore,  the risk of nonperformance by the  counterparties is considered to be negligible.

   o  Inventories

      Inventories  consist of food and  beverages and are stated at the lower of cost using the first-in, first-out method, or market.

   o  Prepaid Insurance Deposits

      In connection with its self-insurance programs, the Company is required to make  deposits  with its  insurance  carrier  pursuant to the terms of its insurance agreements.  The funds held by the insurance carrier may be used solely to reimburse the insurance carrier for any amounts paid or advanced by the insurance carrier in its capacity as the  administrative  agent for the  Company  relative  to any  claims or  expenses  under  its  insurance program.

   o  Property and Equipment

      Property  and  equipment  are stated at cost.  Maintenance,  repairs,  and renewals  that do not  enhance  the value of or  increase  the life of the assets are expensed as incurred.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Buildings  are  depreciated  using the  straight-line  method  over  their estimated useful lives of 20 years.  Leasehold  improvements are amortized on the straight-line  method over the lesser of the estimated useful lives of the assets of 20 years or the  expected  term of the  lease,  including cancelable  option  periods  when failure to exercise  such options  would result in an economic penalty to the Company.  Equipment and furniture and fixtures are depreciated using the straight-line  method over seven years, which is the estimated useful life of the assets.

   o  Preopening Costs

      Preopening  costs,  including  labor  costs,  costs of hiring and training personnel, and certain other costs related to opening new restaurants, are expensed when the costs are incurred.

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
      The Company amortizes other intangibles on a straight-line  basis over the estimated  periods of benefit,  generally  10 to 20 years.  See Note 2 for additional information.

   o  Deferred Compensation Plan

      In connection with the Company's  deferred  compensation plan, the Company has  created  a grantor  trust to which it  contributes  amounts  equal to employee  participants'  qualified  deferrals and the  Company's  matching portion.  The plan is informally funded using life insurance policies held by the grantor  trust.  All assets held by the  grantor  trust  remain the property of the Company; however, the Company does not currently intend to use  such  assets  for any  purpose  other  than to fund  payments  to the participants  pursuant to the terms of the deferred compensation plan. The assets of the plan consist  principally  of  cash  surrender values of the

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      life insurance  policies.  Because the  investment  assets of the deferred compensation  plan are  assets  of the  Company  and would be  subject  to general claims by creditors in the event of the Company's insolvency,  the accompanying  consolidated  balance  sheets  reflect such  investments  as assets with an offsetting liability for deferred compensation reflected in long-term liabilities.

      During  fiscal  2002,  the  Company   adopted  a  Stock  Option   Deferred
      Compensation   Plan,   which  allows   certain  key  executives  to  defer
      compensation  arising from the exercise of stock  options.  See Note 3 for additional information.

   o  Impairment of Long-Lived Assets

      Property and  equipment  and definite  life  intangibles  are reviewed for impairment  whenever  events or  changes  in  circumstances  indicate  the carrying  amount of an asset may not be  recoverable.  The Company reviews applicable  intangible  assets  and  long-lived  assets  related  to  each restaurant on a periodic  basis.  When events or changes in  circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset,  an  impairment  loss is  recognized.  The  impairment  loss is recognized by measuring the  difference  between the carrying value of the assets and the fair market value of the assets. The Company's estimates of fair values are based on the best  information  available  and require the use of estimates, judgments, and projections, as considered necessary. The actual results may vary significantly.

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

   o  Advertising Costs

      Advertising  costs are expensed as incurred.  Advertising  expense for the years ended  December 28, 2004,  December 30, 2003, and December 31, 2002,
      was $17,502, $15,033, and $13,528, respectively.

   o  Accounting for Stock-Based Compensation

      The Company uses the fair value  recognition  provisions  of SFAS No. 123,
      Accounting  for  Stock-Based   Compensation,   for  stock-based   employee
      compensation. The Company values stock options issued based upon an option pricing model and  recognizes  this value as an expense over the period in which the options vest.

   o  Revenue Recognition

      Revenue  from  restaurant  sales is  recognized  when  food  and  beverage products  are  sold.  Proceeds  from  the  sale of gift  certificates  are recorded  as a  liability  at the time of sale.  Upon  redemption  of gift certificates, sales are recognized.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o  Earnings Per Share

      Basic   earnings   per   share   amounts   are   computed   based  on  the
      weighted-average  number of shares  outstanding.  For  purposes of diluted computations,  average shares  outstanding  have been adjusted to reflect,
      (1) the number of shares that would be issued  from the  exercise of stock options,  reduced by the number of shares  that could have been  purchased from the proceeds at the average  market price of the  Company's  stock or price  of the  Company's  stock  on the  exercise  date  if  options  were exercised  during the period  presented  and (2) the number of shares that may be issuable to effect the settlement of certain deferred  compensation liabilities  pursuant to the Company's Stock Option Deferred  Compensation
      Plan.  The effect of shares  issuable to settle the deferred  compensation liabilities  has not been included for any periods,  as their effect would have been antidilutive.

   o  Fiscal Year

      The  Company  operates  on a 52- or 53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting  periods  which  include  12,  12,  12,  and  16 or  17  weeks, respectively.  Fiscal 2004 and 2003 each included 52 weeks of  operations, while 2002 included 53 weeks of operations.

   o  Reclassifications

      Certain  amounts  from the prior years have been  reclassified  to conform with the current year's  presentation.  Such  reclassifications  have also been applied in presenting the as previously  reported  amounts  discussed below.

   o  Restatement of Prior Financial Information

      In December 2004, the Company  commenced a review of its lease  accounting and leasehold depreciation policies. As result of that review, the Company determined it appropriate to restate its prior financial statements.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Historically,  rent expense was recorded on a straight-line basis over the initial  noncancelable  lease  term.  Building  and  leasehold  costs  and improvements  for those  properties  were  amortized on the  straight-line method over the lesser of the  estimated  useful  lives of the assets,  20 years,  or the  expected  term  of the  lease,  including  option  renewal periods.  The Company has determined that it should recognize rent expense on a  straight-line  basis over the expected  lease term,  which  includes cancelable  optional  renewal  periods that are  reasonably  assured to be exercised when failure to exercise such renewal options would result in an economic  penalty to the  Company.  In  addition,  the Company  determined leasehold  improvements should be amortized on the lesser of the estimated useful lives of the assets of 20 years or the expected lease term.

      As result of the above, the Company has restated its financial  statements to adjust depreciation for certain leasehold improvements and to recognize rent  expense on a  straight-line  basis  over the  expected  lease  term, including  lease  renewal  option  periods  where failure to exercise such options  would  result  in  an  economic  penalty.  As  a  result  of  the restatement,  the Company's  previously  reported  consolidated  financial statements have been adjusted as follows:

                                          AS PREVIOUSLY                        AS
                                             REPORTED      ADJUSTMENTS      RESTATED
                                          ------------------------------------------
      FISCAL YEAR 2003
      Consolidated Balance Sheet:
        Property and equipment, net         $312,220        $(1,935)        $310,285
        Deferred income taxes                 19,803          3,852           23,655
        Total other assets                    47,115          3,852           50,967
        Deferred rent obligations                953          8,336            9,289
        Retained earnings                    246,707         (6,419)         240,288

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                       AS PREVIOUSLY                             AS
                                                                         REPORTED        ADJUSTMENTS          RESTATED
                                                                       ------------------------------------------------
      FISCAL YEAR 2003 (CONTINUED)
      Consolidated Statement of Income:
        Restaurant operating expenses                                    $274,388              $639           $275,027
        Depreciation and amortization                                      20,817                35             20,852
        Restaurant costs and expenses                                     507,798               674            508,472
        Income from operations                                             38,783              (674)            38,109
        Income from continuing operations before income taxes              39,336              (674)            38,662
        Provision for income taxes                                         12,013              (253)            11,760
        Income from continuing operations                                  27,323              (421)            26,902
        Net income                                                         18,666              (421)            18,245
        Basic earnings per share from continuing operations                  1.31             (0.02)              1.29
        Basic earnings per share                                             0.90             (0.02)              0.88
        Diluted earnings per share from continuing operations                1.15             (0.02)              1.13
        Diluted earnings per share                                           0.79             (0.02)              0.77

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                  AS PREVIOUSLY                           AS
                                                                                    REPORTED          ADJUSTMENTS       RESTATED
                                                                        --------------------------------------------------------
          FISCAL YEAR 2002
          Consolidated Statement of Income:
            Restaurant operating expenses                                           $265,730                 $803       $266,533
            Depreciation and amortization                                             24,452                   64         24,516
            Restaurant costs and expenses                                            485,157                  867        486,024
            Income from operations                                                    57,436                 (867)        56,569
            Income from continuing operations before income taxes                     60,422                 (867)        59,555
            Provision for income taxes                                                20,040                 (325)        19,715
            Income from continuing operations before cumulative effect
                of accounting change                                                  40,382                 (542)        39,840
            Income before cumulative effect of accounting change                      39,527                 (542)        38,985
            Net income                                                                39,209                 (542)        38,667
            Basic earnings per share from continuing operations                         1.76                (0.02)         1.74
            Basic earnings per share                                                    1.71                (0.02)         1.69
            Diluted earnings per share from continuing operations                       1.53                (0.02)         1.51
            Diluted earnings per share                                                  1.49                (0.02)         1.47

   The cumulative  impact of the  adjustments for all years prior to fiscal year
   2002 was $5,456,  which was recorded as an adjustment to retained earnings at
   December  25,  2001.  The  adjustments  had no effect on net cash  flows from operating,  investing and financing  activities,  cash position, or revenues.
   The  impact of the  restatement  on 2004 and 2003  quarterly  information  is reflected in Note 15. In addition,  certain amounts  reflected in Notes 8, 9, and 10 have been restated to reflect the adjustments described above.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. INTANGIBLE ASSETS AND GOODWILL

                                                 ESTIMATED
                                                  USEFUL
                                                  LIVES                   2004                   2003
                                             ----------------------------------------------------------
    Amortized intangible assets:
      Gross carrying amount:
         Licenses                                20 years              $  3,227                $  3,229
         Intellectual properties                 10 years                 9,839                   9,839
                                                                 --------------------------------------
      Subtotal                                                           13,066                  13,068

    Accumulated amortization:
      Licenses                                                           (1,319)                 (1,223)
      Intellectual property                                              (5,967)                 (5,018)
                                                                 --------------------------------------
    Subtotal                                                             (7,286)                 (6,241)
                                                                 --------------------------------------
    Net amortized intangible assets                                    $  5,780                $  6,827
                                                                 ======================================

    Unamortized intangible assets:
      Goodwill                                                         $ 11,513                $ 11,513
      Licenses                                                            3,583                   3,449
      Other                                                                 156                     176
                                                                 --------------------------------------
                                                                       $ 15,252                $ 15,138
                                                                 ======================================

    Aggregate amortization expense                                     $  1,067                $  1,047
                                                                 ======================================

The Company has estimated that amortization expense will amount to approximately
$1,047 annually for 2005 through 2008 and $149 for 2009.

Certain liquor licenses are not subject to  amortization,  as such licenses have indefinite lives and are transferable  through open markets in the jurisdictions in which the  licenses  were  granted.  These  licenses  are  reviewed  at least annually  for  impairment  by comparing  their book values to  estimated  market values.  The estimated market value is established by reference to recent market transactions.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

The  Company  adopted  the  provisions  of SFAS  No.  142,  Goodwill  and  Other
Intangible  Assets,  effective as of the beginning of fiscal 2002.  SFAS No. 142 requires that goodwill and certain  intangible  assets deemed to have indefinite lives are no longer  amortized,  but are subject to annual  impairment tests. In the first quarter of fiscal 2002, the Company  completed the  measurement  tests for  measurement  of  impairment  loss for both  goodwill and  indefinite  lived intangible  assets,  which resulted in a charge for the cumulative  effect of an accounting  change of $318, or $0.02 per share,  net of income taxes of $190, to reflect the impairment of certain goodwill related to Australian investments.

Excluding  the  impairment  for goodwill  recorded in fiscal 2002 related to the change in  accounting  as  discussed  above,  there were no changes in  goodwill carrying amounts during 2004 or 2003.

3. COMMON STOCK TRANSACTIONS

In May 2002, the Company commenced a Modified Dutch Auction tender offer.  Under the terms of the tender offer, the Company invited  shareholders to tender their shares at prices specified by the tendering  shareholder at a purchase price not in  excess of $22.50  nor less than  $20.50  per  share.  The  tender  offer was completed in June 2002, and as a result, the Company purchased  4,000,000 shares of its common  stock at a price of  $21.375  per share.  The  aggregate  cost to repurchase the shares was $86,301,  including the cost of the tender offer.  The transaction was financed from the Company's existing available cash.

The Board of Directors has from time to time  authorized the Company to purchase shares  of the  Company's  common  stock  in the  open  market  or in  privately negotiated  transactions.  Excluding the  4,000,000  shares  repurchased  in the tender offer in fiscal 2002 as previously  described,  the Company has purchased
2,072,800, 1,132,500, and 1,114,000 shares of its common stock at average prices of $24.80,  $21.05,  and $20.08 per share  during the fiscal  years  ended 2004,
2003,  and 2002,  respectively.  The Company is accounting  for the  repurchases using the constructive  retirement  method of accounting,  wherein the aggregate par value of the stock is charged to the common stock account, and the excess of cost over par value is charged to additional paid-in capital.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. COMMON STOCK TRANSACTIONS (CONTINUED)

In September 2002, the Company adopted a Stock Option Deferred Compensation Plan
(the Plan),  which allows certain key executives to defer  compensation  arising from the exercise of stock options  granted under the Company's  1992  Incentive and  Nonqualified  Stock Option Plan.  During 2003,  the Company  issued 300,000 shares of its common  stock to effect  the  exercise  of such  stock  options in exchange for 122,855  shares of the  Company's  common stock as payment for such shares.  The 122,855 shares  received by the Company were canceled.  The Company issued  122,855  shares to the optionee and,  pursuant to the terms of the Plan, the Company  issued  177,145  shares to a Rabbi  Trust (the Trust) with  Intrust
Bank,  NA serving as the trustee.  The Trust holds the shares for the benefit of the  participating  employees  (Participants).  Under  the  terms  of the  Plan,
Participants may elect to change the Plan's investments from time to time, which may result in the sale of the  shares.  Since the  shares  held by the Trust are held pursuant to a deferred  compensation  arrangement whereby amounts earned by an employee  are  invested in the stock of the employer and placed in the Trust, the Company  accounts for the  arrangement  as required by Emerging  Issues Task
Force (EITF) consensus on Issue No. 97-14,  Accounting for Deferred Compensation
Arrangements  Where Amounts  Earned are Held in a Rabbi Trust and Invested (EITF
No. 97-14). Accordingly, shares issued to the Trust were recorded at fair market value on the date  issued  by the  Company  in the  amount of  $3,663,  which is reflected in the accompanying  consolidated  balance sheets as common stock held by trust.  The  corresponding  amount  was  credited  to  deferred  compensation obligations.  Each  period,  the  shares  owned by the Trust  are  valued at the closing market price, with corresponding  changes in the underlying shares being reflected as  adjustments  to  compensation  expense and  deferred  compensation obligations.  At  December  28,  2004,  the  Trust  held  177,145  shares of the
Company's  common stock.  Included in non-cash  stock  compensation  expense for years ended December 28, 2004,  and December 30, 2003,  were charges of $831 and
$431, respectively, relating to the changes in market price for such shares.

4. TERM REVOLVERS

The Company has a credit  facility  pursuant to an  unsecured  revolving  credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $30,000  with an  accordion  feature  permitting  an increase in the credit  facility in an amount up to $20,000  such that the total amount of the credit facility does not exceed $50,000.  The additional borrowing is subject to the approval of the lenders.  The credit  agreement  terminates in
October 2007; however, it is subject to acceleration in the event of a change of control of the Company as that term is defined in the  credit  agreement. At the

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. TERM REVOLVERS (CONTINUED)

time of each  borrowing,  the Company may elect to pay interest at the higher of
SunTrust Bank's  published prime rate or the Federal Funds Rate plus one-half of one percent  (0.50%) or LIBOR rate plus one and one-half  percent  (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily unused  amount of the credit  facility.  At December 28, 2004,  and at
December 30, 2003, there were no borrowings  outstanding  pursuant to the credit facility.

The Company also has entered into a $5,000  revolving term loan agreement with a bank,  under which no  borrowings  were  outstanding  at December 28, 2004,  and
December 30, 2003. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in The Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

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

6. STOCK OPTIONS

As  previously  described  in Note  1,  the  Company  accounts  for  stock-based compensation  following the provisions of SFAS No. 123, which establishes a fair value-based method of accounting for stock-based compensation. The fair value of stock  options is  determined  at the date of grant  under the  Company's  stock option plans and are charged to compensation  expense over the vesting period of the options.

The  aggregate   non-cash  stock   compensation   expense,   including   amounts
attributable to non-cash stock compensation  arising from the common shares held by the Trust as  described  in Note 3, for the years ended  December  28,  2004,
December 30,  2003,  and December  31,  2002,  was $1,193,  $1,474,  and $2,949,
respectively.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

The fair values for those options granted during the fiscal years presented were estimated at the date of grant using a  Black-Scholes  option pricing model with the  following  weighted-average  assumptions  for 2004 and 2002,  respectively:
risk-free  interest rates of 4.0% and 3.1%,  volatility  factors of the expected market  price of the  Company's  common  stock of 0.201 and  0.506,  a  weighted average  expected  life of the  option  of seven  years  and five  years,  and a dividend yield of 2.5% and 3.0%.  There were no stock options  granted in fiscal
2003.

                                                     2004               2003            2002
                                               --------------------------------------------------

Weighted-average fair value of options
 granted during the year                             $5.80             $ --             $5.45

   O  2004 Stock Option Plan

      In December 2004, the  stockholders of the Company approved the 2004 Stock
      Option  Plan  (the  2004  Plan).  The 2004  Plan  provides  for  grants of
      incentive  and  nonqualified   stock  options  to  employees,   directors,
      consultants,  and advisors.  A total of 3,000,000 shares are available for issuance pursuant to the 2004 Plan, of which 500,000 are available for non employee directors. The maximum number of shares that may be granted under the 2004 Plan to any individual shall not exceed 600,000.  Options granted under the 2004 Plan have ten-year  terms and generally vest equally over a four-year period commencing one year after the date of grant.

   O  1992 Stock Option Plans

      In January  1992,  the Board of Directors  adopted the 1992  Incentive and
      Non-Qualified  Stock  Option Plan (the 1992  Plans),  last amended in June
      1996, providing for incentive and nonqualified stock options,  pursuant to which up to 10,000,000  shares of common stock are available for issuance.
      Options  granted under the 1992 Plan vest in periods ranging from three to five years in equal annual installments commencing from the date of grant.
      In  addition,  in January  1992,  the Board of  Directors  adopted a stock option plan as amended June 9, 2000, providing for nondiscretionary grants to nonemployee directors, pursuant to which up to 700,000 shares of common stock are available for issuance. All options granted under this plan have ten-year terms and vest equally over a three-year  period  commencing from the date of grant.  Both of the plans  adopted in 1992  expired in January
      2002.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended  December 28, 2004,  December 30, 2003, and December 31, 2002, is as
follows:

                                               2004                        2003                          2002
                                      -------------------------------------------------------------------------------
                                      WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                      AVERAGE                      AVERAGE                    AVERAGE
                                      EXERCISE     OPTIONS        EXERCISE     OPTIONS        EXERCISE        OPTIONS
                                        PRICE       (000)           PRICE       (000)           PRICE          (000)
                                      -------------------------------------------------------------------------------

Outstanding at beginning of year       $8.98         4,519          $8.98        5,867         $ 9.67         7,919
Granted                                27.67         1,453             --           --          14.80            48
Exercised                               8.48        (1,350)          9.58       (1,334)         11.44        (2,059)
Canceled                               11.95           (25)          9.84          (14)         12.71           (41)
                                                     ------                     ------                        ------
Outstanding at end of year            $15.02         4,597           8.98        4,519           8.98         5,867
                                                     ======                     ======                        ======

For  options  outstanding  as of  December  28,  2004,  the  number of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                       OPTIONS OUTSTANDING (IN THOUSANDS)
--------------------------------------------------------------------------------

                             NUMBER             WEIGHTED-         WEIGHTED-
                         OUTSTANDING AT          AVERAGE           AVERAGE
   RANGE OF PRICES        DECEMBER 28,          EXERCISE         REMAINING
                             2004                 PRICE         CONTRACT LIFE
   -----------------------------------------------------------------------------

   $7.43 to $9.00           2,876               $  8.53           2.64 years
   $14.30 to $19.00           262                 15.96           5.09 years
   $22.25 to $27.80         1,459                 27.64           9.97 years

The number of shares and weighted-average  exercise price of options exercisable at December 28, 2004, are as follows:

                       OPTIONS EXERCISABLE (IN THOUSANDS)
--------------------------------------------------------------------------------

                                              NUMBER            WEIGHTED-
                                          EXERCISABLE AT         AVERAGE
   RANGE OF PRICES                         DECEMBER 28,          EXERCISE
                                               2004               PRICE
--------------------------------------------------------------------------------

   $7.43 to $9.00                             2,875              $  8.53
   $14.30 to $19.00                             262                15.96
   $22.25 to $27.80                               7                22.25

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. RELATED-PARTY TRANSACTIONS

The Company  leases on a  month-to-month  basis  parking lot space and  document storage space from  entities  owned by Jamie B.  Coulter,  the  Company's  Chief
Executive  Officer.  Total rental fees paid to these  related  entities in 2004,
2003, and 2002 were $19, $26, and $27,  respectively.  In addition, in 2002, the
Company  purchased  business gifts and awards from a retail store owned by Jamie
B. Coulter totaling $2.

The Company  believes  the charges  reimbursed  are at least as favorable as the charges  that would have been  incurred for similar  services or purchases  from unaffiliated third parties.

During  2002,  one  of  the  Company's  directors  received  a fee  of  $250  in consideration  of  providing  certain  services  in  connection  with a proposed transaction between the Company and Bruckmann,  Rosser, Sherrill & Co., Inc. See
Note 14 for more information regarding the transaction.

8. LEASES

The Company leases  certain  facilities  under  noncancelable  operating  leases having terms expiring  between 2005 and 2029. The leases have renewal clauses of
5 to 20 years,  which are exercisable at the option of the lessee.  In addition, certain leases contain escalation  clauses based on a fixed percentage  increase and provisions for contingent  rentals based on a percentage of gross  revenues, as defined. Total rental expense for the fiscal years ended 2004, 2003, and 2002 was $16,017, $12,270, and $12,191, respectively, including contingent rentals of approximately $1,456, $832, and $751, respectively.

Lease  payments under  noncancelable  operating  leases  include  renewal option periods for certain leases when such option periods are included for purposes of calculating  straight-line rents. Such rents for each of the next five years and in the aggregate are as follows at December 28, 2004:

2005                                           $  13,991
2006                                              13,952
2007                                              13,652
2008                                              13,900
2009                                              13,856
Thereafter                                       113,468
                                               ---------
Total minimum lease payments                    $182,819
                                               =========

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    2004          2003          2002
                                                                ---------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per share - income available
    to common stockholders                                      $    31,213   $    18,245   $    38,667
                                                                =======================================

Denominator:
  Denominator for basic earnings per
    share - weighted-average                                     20,962,919    20,801,894    22,908,821
  Effect of dilutive employee stock
    options                                                       2,433,792     2,961,703     3,400,961
                                                                ---------------------------------------
Denominator for diluted earnings per
    share - adjusted weighted-average
    shares                                                       23,396,711    23,763,597    26,309,782
                                                                =======================================

Basic earnings per share                                        $      1.49   $       .88   $      1.69
                                                                =======================================
Diluted earnings per share                                      $      1.33   $       .77   $      1.47
                                                                =======================================

10. INCOME TAXES

The components of the provision for income taxes consist of the following:

                                               2004                   2003                    2002
                                             ------------------------------------------------------
Current tax expense:
  Federal                                    $10,951                $13,229                  $4,524
  State                                        1,488                  1,737                   1,622
                                             ------------------------------------------------------
Total current                                 12,439                 14,966                   6,146

Deferred tax expense (benefit):
  Federal                                      2,660                 (5,129)                 12,764
  State                                          304                   (194)                    148
                                             ------------------------------------------------------
Total deferred expense (benefit)               2,964                 (5,323)                 12,912
                                             ------------------------------------------------------
Total provision for income taxes             $15,403                 $9,643                 $19,058
                                             ======================================================

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

                                                        2004                     2003                     2002
                                                ----------------------------------------------------------------------
                                                AMOUNT       RATE          AMOUNT      RATE      AMOUNT           RATE
                                                ----------------------------------------------------------------------
Income tax expense at federal
  statutory rate                               $16,316          35%      $9,760          35%     $20,203          35%
State tax expense, net                           1,165           2          624           2        1,092           2
Nondeductible foreign losses                        --          --        1,239           4           --          --
Tax benefit from foreign stock
  deduction                                         --          --           --          --       (8,128)        (14)
TIP and work opportunity credits                (2,843)         (6)      (2,479)         (9)      (2,209)         (4)
Valuation allowance                                 --          --           --          --        7,411          13
Other items, net                                   765           2          499           2          689           1
                                                ----------------------------------------------------------------------
Provision for income taxes                     $15,403          33%      $9,643          34%     $19,058          33%
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

                                            DECEMBER 28,    DECEMBER 30,
                                                2004            2003
                                              -----------------------
Deferred tax assets:
  TXCC NOL carryforward                        $5,282         $    --
  Deferred rent liabilities                     3,387           3,126
  Accrued liabilities                           8,238           4,327
  Stock-based compensation                     15,158          20,582
  Deferred compensation                         5,818           4,775
  Other                                         1,050           2,080
                                              -----------------------
Total deferred tax assets                      38,933          34,890

Deferred tax liabilities:
  Property and equipment                        4,635           3,282
  Intangible assets                             1,596           2,220
  Other                                           736             582
                                              -----------------------
Total deferred tax liabilities                  6,967           6,084
                                              -----------------------
Net deferred tax assets                       $31,966         $28,806
                                              =======================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)

In prior years,  the Company  reported the tax benefits  associated with its net operating loss (NOL)  carryforwards  related to its  Australian  operations as a deferred tax asset that was offset in full by a valuation allowance. As a result of the Company's  decision to divest its Australian  operations  during the year ended December 30, 2003, the Company has determined that such NOL  carryforwards will not be realized  and  accordingly  has reduced the  deferred  tax asset and valuation  allowance by the amount of deferred tax asset previously  recognized.
In connection  with the  acquisition of TXCC, the Company has net operating loss carryforwards  of  approximately  $15,000 to reduce future taxable income.  Such carryforwards  expire at various times  through 2023. At December 28, 2004,  the
Company  has  recorded  a  deferred  tax asset of $5,282  pertaining  to the net operating  loss  carryforward.  The  Company  has  not  provided  any  valuation allowance with respect to this amount, as management believes its realization is
"more likely than not" based upon its  expectations  that future  taxable income will be sufficient to utilize the net operating loss carryforward.

11. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS

The  Company  periodically  reviews its  long-lived  assets for  indications  of impairment.  Based on  those  reviews,  the  trends  of  operations  of  certain restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived  assets of the restaurants.  As a result, the carrying values were written down to the Company's estimates of fair value.  Fair  value was  estimated  utilizing  the best  information  available, including  management's  estimates,  judgments,  and  projections  as considered necessary.

During the fourth quarter of 2004, the Company recorded a provision of $1,167 to write down the  estimated  fair value of  impaired  properties  relating to five underperforming restaurants.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. DISCONTINUED OPERATIONS

In December of fiscal 2003, the Company  announced its plan to divest all of its
Australian  operations.  Prior to and including  2003,  the Company  experienced operating losses in Australia and had closed over 20 restaurants. As a result of
the   underperforming   Australian   operations,   the  Company  determined  the
divestiture  and  discontinuance  of its  Australian  operations was in its best interests.  On December 29, 2003, the Company closed six of the  restaurants and on December 30, 2003, the Company completed the sale of its remaining Australian operations  to  an  investor  group  consisting  of  former  management  of  the
Australian  operations.  Pursuant to the terms of the sale, the Company received approximately  $3,150 in cash and  $2,750 in notes  secured by real  estate.  In connection  with its exit  activities  from  Australia,  the Company  incurred a pretax loss of approximately  $12,000,  including  impairment  losses related to assets either sold or held for sale of $3,600, termination costs associated with employees and certain lease obligations of $1,000,  and losses of $7,400 related to the realization of its cumulative foreign currency  translation  adjustments.
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

As described in Note 1 to the  consolidated  financial  statements,  the Company accounts for its closed  restaurants  in accordance  with the provisions of SFAS
No. 144.  Therefore,  when a restaurant is closed,  and the restaurant is either held for sale or abandoned,  the restaurant's operations are eliminated from the ongoing  operations.  Accordingly,  the operations of such  restaurants,  net of applicable  income taxes,  are presented as  discontinued  operations  and prior period  consolidated  financial  statements  are  reclassified.  The table below reflects as discontinued  operations the applicable  operations of the Company's
Australian  business and certain other  restaurants  closed subsequent to fiscal
2001, which meet the criteria for such presentation.

                                                     2004    2003       2002
                                                   ---------------------------

Loss from operations                               $(86)   $(10,774)   $(1,322)
Income tax benefit                                   17       2,117        467
                                                   ---------------------------
Net loss from discontinued operations              $(69)   $ (8,657)     $(855)
                                                   ===========================

Net sales from discontinued operations             $ --    $ 25,631    $24,460
                                                   ===========================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. RETIREMENT PLANS

In August  1999,  the Company  approved  the  adoption of two plans that provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified  deferred  compensation  plan
(the Plans).  Under the Plans,  employees who meet minimum service  requirements and elect to  participate  may make  contributions  of up to 15% of their annual salaries  under the 401(k)  plan and up to 80% under the  deferred  compensation plan.  The Company may make  additional  contributions  at the discretion of the
Board of Directors.  During 2004, 2003, and 2002, the Company's contributions to the Plans were $3,509, $2,146, and $1,984, respectively.

14. ABANDONED MERGER EXPENSES

On May 4, 2002, a nonbinding  letter of intent previously signed with Bruckmann,
Rosser,  Sherrill & Co., Inc. (BRS) with respect to the proposed sale and merger of the  Company  expired,  as the  Company  and BRS were  unable to  complete  a definitive  agreement.  The direct costs incurred by the Company associated with the  proposed  merger,  primarily  consisting  of  fees  paid  to the  Company's investment  advisors and legal counsel,  as well as certain costs  reimbursed by the Company to BRS in connection with its due diligence  efforts pursuant to the terms of the letter of  intent,  were  expensed  and have been  included  in the accompanying  consolidated  statements  of income  under the  caption  abandoned merger expenses.

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The table below sets forth  consolidated  quarterly  results of  operations  for fiscal  2004 and  2003.  As  described  more  fully in Note 1, the  Company  has restated the results of fiscal 2004 and 2003, including the individual quarters, to reflect  adjustments to certain rent and  depreciation  expense  amounts.  In addition,  net  sales  has been  adjusted  to  reflect  the  impact  of  certain discontinued operations to the extent such amounts were reclassified.

Fiscal 2004 and 2003 each include 52 weeks of operations. Quarters one, two, and three each include twelve weeks of operations and the fourth quarter includes 16 weeks of operations.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                                      FIRST QUARTER 2004                  SECOND QUARTER 2004
                                             ------------------------------------------------------------------------
                                              AS ORIGINALLY                           AS ORIGINALLY
                                                REPORTED            RESTATED             REPORTED            RESTATED
                                             ------------------------------------------------------------------------

Net sales (A)                                   $160,596            $160,596            $155,529            $155,529
Income from continuing operations                 11,047              10,936               5,381               5,270
Net income (A)                                    11,113              11,002               5,372               5,261
Basic earnings per share (C):
    Continuing operations                           0.53                0.52                0.25                0.25
    Net income                                      0.53                0.52                0.25                0.25
Diluted earnings per share (C):
    Continuing operations                           0.47                0.46                0.22                0.22
    Net income (loss)                               0.47                0.46                0.22                0.22

                                                   THIRD QUARTER 2004
                                             ---------------------------
                                             AS ORIGINALLY                        FOURTH
                                                REPORTED        RESTATED        QUARTER 2004
                                             -----------------------------------------------

Net sales (A)                                  $148,045         $148,045           $205,357
Income from continuing operations                 4,580            4,468             10,608
Net income (A)                                    4,521            4,409             10,541
Basic earnings per share (C):
    Continuing operations                          0.21             0.21               0.52
    Net income                                     0.21             0.21               0.52
Diluted earnings per share (C):
    Continuing operations                          0.18             0.17               0.47
    Net income                                     0.18             0.17               0.47

                                                FIRST QUARTER 2003                  SECOND QUARTER 2003
                                       ------------------------------------------------------------------------
                                       AS ORIGINALLY                           AS ORIGINALLY
                                          REPORTED           RESTATED             REPORTED            RESTATED
                                       ------------------------------------------------------------------------

Net sales                              $139,373            $139,373            $137,942            $137,942
Income from continuing operations         8,971               8,874               6,898               6,801
Net income                                8,730               8,633               7,628               7,531
Basic earnings per share (C):
    Continuing operations                  0.43                0.42                0.33                0.33
    Net income                             0.41                0.41                0.37                0.36
Diluted earnings per share (C):
    Continuing operations                  0.37                0.37                0.29                0.29
    Net income                             0.36                0.36                0.32                0.32

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                                THIRD QUARTER 2003                   FOURTH QUARTER 2003
                                       ------------------------------------------------------------------------
                                       AS ORIGINALLY                           AS ORIGINALLY
                                          REPORTED           RESTATED             REPORTED            RESTATED
                                       ------------------------------------------------------------------------

Net sales                                      $130,312           $130,312           $183,774            $183,774
Income from continuing operations                 3,638              3,541              7,816               7,686
Net income (loss) (B)                             3,664              3,567             (1,356)             (1,486)
Basic earnings (loss) per share (C):
    Continuing operations                          0.18               0.17               0.37                0.37
    Net income                                     0.18               0.17              (0.06)              (0.07)
Diluted earnings (loss) per share (C):
    Continuing operations                          0.15               0.15               0.33                0.32
    Net income (loss)                              0.16               0.15              (0.06)              (0.06)

(A)  On January 28, 2004,  the Company  acquired  TXCC,  which operated 20 Texas
     Land &  Cattle  Steak House  restaurants.  The  operations  of TXCC are
     included  in  the  Company's   consolidated   results  since  the  date  of
     acquisition date. See Note 19 for additional information.

(B)  The  fourth  quarter  of fiscal  2003  includes  a charge  to  discontinued
     operations of approximately $12,000 ($9,270 net of income taxes) related to the Company's  divestiture  of its Australian  operations.  See Note 12 for additional information.

(C)  Earnings  per  share is  computed  independently  for each of the  quarters presented.  Therefore,  the sum of the quarterly per share amounts does not necessarily  equal  the  total  for the  year  due to the  impact  of stock transactions that occurred during the periods presented.

16. OTHER INCOME, NET

The components of other income, net are as follows:

                                                            2004      2003       2002
                                                          -----------------------------

Interest income                                           $1,394       $789     $1,312
Interest expense, principally credit
  availability fees                                         (185)      (194)      (297)
Gain (loss) on sale of assets                              1,250        (42)     1,971
Foreign exchange loss                                       (521)        --         --
Other expense                                               (201)        --         --
                                                          -----------------------------
                                                          $1,737       $553     $2,986
                                                          =============================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. LITIGATION

California  Public  Employees  Retirement  System (CalPERS) filed a shareholders derivative  action on October  16,  2001,  against  certain  present  and former
Directors,  alleging  breach of fiduciary  duties by certain  present and former
Directors and that certain of such  defendants  were unjustly  enriched  through related-party transactions and the repricing of stock options previously issued.
The  lawsuit  also seeks to  prevent  enforcement  of certain  change of control agreements granted to executive  officers of the Company,  seeks declaratory and injunctive relief, and seeks damages to be paid to the Company. The Company is a nominal defendant.

On  January  9,  2002,  CalPERS  filed a motion  to amend its  complaint,  which included a claim to attempt to certify a class  action  based on its  allegation that a provision in the change of control  agreements  violates  Delaware law. A motion to dismiss was filed by certain  defendants on February 8, 2002,  seeking to dismiss all claims of CalPERS.  The Delaware Court took under  advisement the motion to amend and stayed  discovery  pending a court decision on the motion to dismiss.

On  December  18,  2002,  the  Delaware  Court  dismissed a number of claims and retained several others. On January 7, 2003, the Delaware Court agreed to permit
CalPERS to proceed with its discovery,  requesting specific  documents,  if any, from certain third parties and from the named  defendants and ordered CalPERS to timely file its motion to amend its complaint.

On April 16, 2003,  CalPERS filed a Motion for Leave to Amend  Plaintiff's First
Amended  Complaint,  which  complaint  added  no  additional  causes  but  added allegations  that  are  subsequent  to the  date  of  the  first  complaint  and allegations  that also address counts that were dismissed by the Vice Chancellor on December 18, 2002. All  defendants  filed  objections to CalPERS'  attempt to amend, and an oral argument was heard by the Vice Chancellor on August 21, 2003.
On May 26, 2004,  the Court  rendered its decision and allowed  CalPERS to amend its complaint. The parties are involved in pre-trial discovery.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18. DIVIDEND DECLARATION

On December 15, 2004,  the Board of Directors  declared the Company's  quarterly cash dividend of $.175 per share,  payable  January 10, 2005, to stockholders of record on December  27,  2004.  In  addition,  on January 4, 2005,  the Board of
Directors  increased its quarterly dividend from $.175 to $.195 beginning in the second quarter of 2005.

19. ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

On January 28, 2004, the Company's  Joint Plan of  Reorganization  (the Plan) to
purchase   TX.C.C.,    Inc.   and   affiliated    entities    TXCC-Preston   and
TXLC-Albuquerque,  (collectively,  TXCC)  was  confirmed  by the  United  States
Bankruptcy  Court for the District of Texas,  Dallas  Division,  and the Company
acquired  100% of  TXCC  on that  date.  The  Company's  consolidated  financial statements  include TXCC's  operations  from January 28, 2004.  TXCC operates 20
Texas Land & Cattle Steak House(R)  restaurants  located primarily in Texas. The acquisition  of TXCC  allows  the  Company to expand  its  steakhouse  concepts,
provides  strategic  growth  opportunities,   and  significantly  increases  its
presence in the Texas market. Pursuant to the terms of the Plan, the prepetition creditors at their option were  entitled to receive  either cash or common stock of Lone Star Steakhouse & Saloon,  Inc. in settlement of their claims.  The cash portion of the acquisition was funded from the Company's existing cash balances.

The aggregate  purchase  price was $23,496 and consisted of $12,579 of cash, net of $2,145 in cash acquired, $6,093 of assumed liabilities, and 119,485 shares of the Company's common stock valued at $2,679.

The  following  table  summarizes  the fair  values of the assets  acquired  and liabilities assumed at the date of acquisition.

Current assets (net of cash acquired of $2,145)                           $1,221
Property, plant, and equipment                                            14,027
Deferred income taxes                                                      5,762
Other assets                                                                 341
                                                                         -------
Total assets acquired                                                     21,351
Total liabilities assumed                                                  6,093
                                                                         -------
Net assets acquired                                                      $15,258
                                                                         =======

Pro forma results giving effect to the acquisition of TXCC are not presented for the periods as such amounts are not significant.

