Form 10-K/A
period 2004-12-28
LONE STAR STEAKHOUSE & SALOON INC
filed 2005-04-27
CIK 883670

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

            As of April 23, 2005,  there were 20,519,094  shares  outstanding of the Registrant's Common Stock.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

            The  following  table sets forth the names and ages of the Directors of the Company:

        Name                                             Age
        ----                                             ---
William B. Greene, Jr.                                   67

Anthony Bergamo                                          58

Fred B. Chaney                                           68

Thomas C. Lasorda                                        77

Michael A. Ledeen                                        63

Clark R. Mandigo                                         61

Mark G. Saltzgaber                                       37

John D. White                                            57

            William B. Greene, Jr. has been Chairman of the Board since July 14,
2003 and a Director  of the  Company  since  August  1999.  Mr.  Greene has been
Chairman,  Chief Executive Officer and President of BancTenn Corp since 1974 and
Chairman,  Chief Executive Officer and President of Carter County BancCorp since
1972. At the age of 26, Mr.  Greene was the youngest  bank  President and CEO in the United States and formed the first  statewide  banking  organization  in the history of Tennessee, United Tennessee Bancshares Corporation. Mr. Greene is the
immediate  past  Chairman of the Wake Forest  University  Board of Trustees  and
Chairman of the Wake Forest University  Trustee  Investment Policy Committee for
the last nine years, which oversees the University's  billion-dollar  endowment.
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

            Anthony  Bergamo has been a Director  of the  Company  since May 29,
2002.  Mr.  Bergamo has served in a variety of capacities  with  Milstein  Hotel
Group since  April  1996,  most  recently  as Vice  Chairman  and has been Chief
Executive  Officer of Niagara Falls  Redevelopment,  Ltd. since August 1998. Mr.
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
Dr. Chaney, through the TEC program, formed a worldwide network of CEO's and key executives  serving over 8,000 mid-sized  growth  companies.  Dr. Chaney's early business  career was with the Boeing Company and Rockwell,  where he implemented management systems and quality  motivational  programs.  In 1968, he co-authored the book HUMAN FACTORS IN QUALITY  ASSURANCE  with Dr. D. H. Harris.  Dr. Chaney has been a guest  lecturer on customer  service at UCLA,  Loyola,  University of
Southern  California and  University of Colorado  Business  Schools.  Dr. Chaney
previously served as a Director of Rusty Pelican Seafood, Inc. Dr. Chaney earned his Bachelors (1959),  Masters (1960), and Ph.D. (1962) in managerial psychology
at  Purdue   University.   He  also  completed  a  National  Science  Foundation
Post-Doctorial Fellowship at University of London in 1964.

            Thomas C. Lasorda has been a Director of the Company since  November
2001. Mr. Lasorda, a member of the Baseball Hall of Fame, was recently appointed as Special Advisor to the Chairman of the Los Angeles Dodgers and was previously a Senior Vice President of the Los Angeles Dodgers since February 1998 and prior thereto was a Vice  President of such team since July 1996.  Mr. Lasorda is also an internationally renowned motivational speaker. He was the manager of the gold medal winning  United States  Baseball Team for the 2000 Summer Olympic Games in
Sydney, Australia and was the manager of the Los Angeles Dodgers for 20 years.

            Michael A. Ledeen,  Ph.D.,  has been a Director of the Company since
November  2001.  Dr. Ledeen has been a resident  scholar in the Freedom Chair at the American  Enterprise  Institute  since 1989 and was the Vice Chairman of the
U.S.-  China  Security  Review  Commission  from  2001 to  2004.  An  expert  in contemporary  history  and  international  affairs,  Dr.  Ledeen  is a  frequent contributor to the Wall Street Journal,  the Weekly  Standard,  National Review,
and  Commentary  and  serves as a  contributing  editor to the  National  Review
Online.  During the Reagan  administration,  from 1981 to 1987,  Dr. Ledeen held numerous positions including a consultant to the National Security Adviser,  the
Office of the Secretary of Defense,  and the State  Department and was a special adviser to the Secretary of State.  Dr. Ledeen is the author of eighteen  books, including  most  recently  "The War Against the Terror  Masters"  (St.  Martin's
Press, 2003).

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

            John D. White is Executive Vice President,  Treasurer and a Director
of the Company,  and was the Chief  Financial  Officer from 1992 to 1999 and has been the Chief  Financial  Officer since  September  2004.  Prior to joining the
Company,  Mr. White was employed as Senior Vice President of Finance for Coulter
Enterprises,  Inc.  Prior to that,  Mr.  White was a principal of Arthur Young &
Company and taught  management  development  and computer  auditing  seminars in their  National  Training  Program.  Mr. White earned a BBA in  accounting  from
Wichita  State  University  in 1970 and is a graduate of the Stanford  Executive
Program.

            In  addition  to Mr.  White,  the other  Executive  Officers  of the
Company are as follows:

            Jamie B. Coulter,  64, has served as Chief Executive  Officer of the
Company  since  January  1992,  served as President of the Company from January,
1992 to June,  1995 and served as Chairman  from January  1992 to July 2001.  In
1993,  Mr.  Coulter was  inducted  into the Pizza Hut Hall of Fame and was named
INC.  Magazine's  Midwest  Region Master  Entrepreneur  of the year. Mr. Coulter received  the  Nation's  Restaurant  News  Golden  Chain  Award  in 1995 and was
Restaurants  &  Institutions  CEO of the year in  1996.  In  1997,  Mr.  Coulter received  the  Nation's  Restaurant  News Hot  Concept  Award.  Mr.  Coulter has
previously served as Chairman of the Board of Directors of the Young Presidents'
Organization.  Mr.  Coulter  received a BS degree in Business from Wichita State
University  in 1963  and is a  graduate  of the  Stanford  University  Executive
Program.

            Tomlinson D. O'Connell, 36, joined the Company in 1995, and has been
President of Lone Star  Restaurants  since  September  2002 and Chief  Operating
Officer of Lone Star  Restaurants  since  December  2003.  From December 1999 to
September  2002,  Mr.  O'Connell was Senior Vice President of Operations of Lone
Star Steakhouse & Saloon,  Inc. Mr.  O'Connell is currently  responsible for the operation of all Lone Star Steakhouse & Saloon  restaurants.  Mr.  O'Connell was with the Ritz-Carlton  Hotel Company from 1992 to 1995.  During his tenure there the company was awarded the Malcolm Baldrige Award. Mr. O'Connell graduated from the  University of Nevada at Las Vegas in 1992 with a Bachelor of Science degree in Hotel Administration.

            Gerald T. Aaron,  64, has been Senior Vice  President -- Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General  Counsel for Coulter  Enterprises,  Inc.  From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice  President  -- Counsel for Pizza Hut,  Inc.
and from  1984 to 1989,  Mr.  Aaron was  President  of  International  Pizza Hut
Franchise Holders Association.

            Deidra  Lincoln,  45, has been Vice  President of Del Frisco's since
January,  2000. Ms. Lincoln is the co-founder of Del Frisco's Double Eagle Steak
House ("Del  Frisco's"),  which was acquired by the Company in 1995. Since 1995,
Ms. Lincoln has served in various  managerial  capacities and is responsible for all of the Company's Del Frisco's operations.

            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

            CODE OF ETHICS

            The Company has adopted a code of ethics (the  "Code")  that applies to all  directors  and  officers.  The  Code is  reasonably  designed  to  deter wrongdoing  and promote (i) honest and ethical  conduct,  including  the ethical handling  of actual or  apparent  conflicts  of interest  between  personal  and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents  filed with, or submitted to, the SEC and in
other  public  communications  made  by  the  Company,   (iii)  compliance  with
applicable  governmental  laws, rules and regulations,  (iv) the prompt internal reporting of violations  of the Code to  appropriate  persons  identified in the
Code, and (v) accountability  for adherence to the Code.  Amendments to the Code and any grant of a waiver  from a  provision  of the Code  requiring  disclosure under  applicable  SEC rules  will be  disclosed  on the  Company's  website  at
www.lonestarsteakhouse.com.  The Code was filed as an exhibit  to the  Company's
Form 10-KA for the fiscal year ended  December 30, 2003 and is also available on the Company's website referenced above.

ITEM 11.     EXECUTIVE COMPENSATION

            The following table sets forth, for the fiscal years indicated,  all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company
(collectively  with the CEO the "Named  Executive  Officers") other than the CEO whose salary and bonus  exceeded  $100,000 with respect to the fiscal year ended
December 28, 2004.

                                       ANNUAL COMPENSATION                                            LONG TERM COMPENSATION
                                   ---------------------------------                            --------------------------------
                                                                                                NUMBER OF
                                                                                                SECURITIES
                                                                                                UNDERLYING
                                                                         OTHER ANNUAL            OPTIONS              ALL OTHER
    NAME AND PRINCIPAL                                                   COMPENSATION             (# OF             COMPENSATION
        POSITION                   YEAR       SALARY        BONUS ($)        (1)                  SHARES)               (2)
        --------                   ----       ------        ---------        ---                  -------               ---
Jamie B. Coulter...............    2004      $856,731    $  414,000(3)    $  148,162(4)           65,000           $  110,823
Chief Executive Officer            2003      $823,558    $  145,493       $  110,104(4)             --             $   95,318
                                   2002      $750,000    $1,051,500       $  109,848(4)             --             $  180,150

John D. White..................    2004      $623,077    $  176,500       $   93,878              60,000           $   79,958
Chief Financial Officer,           2003      $600,000    $  158,583       $   61,047(5)             --             $   74,704
Executive Vice President and
   Treasurer                       2002      $600,000    $  270,353       $   50,522(5)             --             $   87,035

Tomlinson D. O'Connell.........    2004      $363,462    $  176,500       $   68,361             100,000           $   53,996
President and                      2003      $347,115    $  151,500             --                  --             $   49,189
   Chief Operating Officer of      2002      $200,000    $  301,500       $   57,785(6)             --             $   50,150
    Lone Star Restaurants

Deidra Lincoln.................    2004      $270,000    $   42,500             --                20,000           $   31,250
Vice President of Del              2003      $260,000    $   34,035             --                  --             $   28,904
   Frisco's                        2002      $260,000    $   70,918(3)          --                  --             $   33,092

Gerald T. Aaron................    2004      $259,615    $   74,000             --                35,000           $   33,362
Senior Vice President,             2003      $250,000    $   66,951             --                  --             $   31,214
   Counsel & Secretary             2002      $250,000    $   80,189             --                  --             $   25,000

-----------------------
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
(3)     Of such bonus $162,500 was paid in 2005 for services performed in 2004.
(4)     During the fiscal years ended  December 28, 2004,  December 30, 2003 and
        December 31, 2002, Mr. Coulter received benefits  primarily  relating to
        tax,   accounting  and  administrative   services  provided  by  Company
        personnel, $80,136, $87,038 and $82,850,  respectively.  The balance was primarily for reimbursement  for certain medical insurance  premiums and expenses.
(5)     During the fiscal year ended  December  28,  2004,  Mr.  White  received benefits  primarily  relating to personal use of the Company's  airplane
        ($28,962).  The  balance was  primarily  for  reimbursement  for certain medical  insurance  premiums and expenses.  During the fiscal year ended
        December  30, 2003 Mr. White  received  benefits  primarily  relating to personal  use of the  Company's  airplane  ($38,209).  The  balance  was primarily for reimbursement  for certain medical insurance  premiums and expenses.  During the fiscal  year ended  December  31,  2002 Mr.  White received  benefits  primarily  relating  to  certain  medical  insurance premiums  and  expenses  ($28,909)  The  balance was  primarily  for the personal use of the Company's airplane.
(6)     During the fiscal  years ended  December 28, 2004 and December 31, 2002,
        Mr. O'Connell  received benefits  primarily relating to the personal use of the Company's  airplane  ($37,230) and ($54,396),  respectively.  The balance was primarily for  reimbursement  for certain medical  insurance premiums and expenses.

OPTION GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain  information  regarding stock option  grants made to the CEO and other Named  Executive  Officers for services performed during the fiscal year ended December 28, 2004.

OPTION GRANT TABLE

                                            OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                              ----------------------------------------------------------------       ----------------------------
                               NUMBER OF
                              SECURITIES        % OF TOTAL
                               UNDERLYING        OPTIONS
                                OPTIONS         GRANTED TO      EXERCISE OR
                                 (# OF         EMPLOYEES IN     BASE PRICE          EXPIRATION
    NAME                       SHARES)(1)       FISCAL YEAR        (#/SH)               DATE                 5%          10%
-----------------------        ----------       -----------     ------------        -----------       ------------    -----------
Jamie B. Coulter                65,000           4.9             $    27.80            12/28/14       $  1,136,413    $ 2,879,893
John D. White                   60,000           4.6             $    27.80            12/28/14       $  1,048,996    $ 2,658,362
Tomlinson D. O'Connell         100,000           7.6             $    27.80            12/28/14       $  1,748,327    $ 4,430,604
Deidra Lincoln                  20,000           1.5             $    27.80            12/28/14       $    349,665    $   886,121
Gerald T. Aaron                 35,000           2.7             $    27.80            12/28/14       $    611,914    $ 1,550,711

------------------------------------------------------------------------------------------------------------------------------------------------------------
(1)     The options indicated were granted on December 28, 2004 and vest ratably over a four-year  period.  Such  options  were  granted  pursuant to the
        Company's  2004 Stock  Option Plan which was  approved by the  Company's stockholders in December 2004 (the "2004 Plan").
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

            OPTION EXERCISE TABLE

            The  following  table  provides  information  with  respect  to  the exercise of stock  options by Named  Executive  Officers  during the fiscal year ended  December 28, 2004,  and also sets forth  certain  information  concerning unexercised  options held as of December 28, 2004 by the CEO and the other Named
Executive  Officers.  At December 28, 2004,  the closing  price of the Company's
Common Stock, as reported by the Nasdaq National Market, was $27.80.

                                           FISCAL YEAR-END OPTION VALUES

                                 SHARES                        NUMBER OF SECURITIES
                                ACQUIRED                      UNDERLYING UNEXERCISED                  VALUE OF UNEXCERCISED
                                   ON         VALUE           OPTIONS AT DECEMBER 28,                IN-THE-MONEY OPTIONS AT
      NAME                      EXERCISE     REALIZED(1)               2004                            DECEMBER 28, 2004(4)
      ----                      --------     -----------               ----                            --------------------
                                                           EXERCISABLE      UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
                                                           -----------      -------------        -----------        -------------
Jamie B. Coulter                 737,611     13,819,253     1,162,389            65,000            22,470,432             --
John D. White                    125,000      2,040,932       700,000            60,000            13,531,875             --
Tomlinson D. O'Connell             --             --           88,449           100,000             1,676,806             --
Deidra Lincoln                    28,174        597,226        79,576            20,000             1,528,147             --
Gerald T. Aaron                  100,000      1,648,650       375,000            35,000             7,249,219             --

-------------
(1)     Based on the  difference  between the exercise  price of the options and the  fair  market  value  of a share  of  Common  Stock  at the  date of exercise, as reported on the Nasdaq National Market.
(2)     All of the  unexerciseable  options  held by the CEO and the other Named
        Executive  Officers  were  granted  on  December  28,  2004  and have an exercise  price  equal to $27.80,  the  closing  price of the  Company's
        Common Stock on such date.

DIRECTORS COMPENSATION

            Directors  who are not  employees  receive an annual fee of $20,000;
each Chairman of a Committee  receives an additional annual fee of $5,000;  each member of the Audit  Committee  receives  an  additional  annual  fee of $5,000;
directors who are not employees also receive $1,000 for each telephonic meeting,
$2,000 for each Committee  Meeting attended (if no Board of Directors Meeting is being  held on the same  day) and  $2,500  for  attending  Board  and  Committee
Meetings held on the same day. In addition,  the Chairman of the Board is paid a
Chairman's fee of $100,000 per year. The Company  revised the directors' fees as a result of the additional time and effort required from the directors to ensure that they are fulfilling their increased  obligations  under the  Sarbanes-Oxley
Act. The Company previously granted options to non-employee  directors under the
Company's 1992 Directors Stock Option Plan (the  "Directors  Plan") and the 2004
Plan.  Currently,  options to purchase an aggregate of 462,300  shares of Common
Stock are  outstanding  under the  Directors  Plan and the 2004 Plan at exercise prices ranging from $7.438 per share to $27.59 per share.

EMPLOYMENT AGREEMENTS

            The Company entered into separate employment  agreements,  with each of Messrs.  White, Aaron, and O'Connell,  dated on April 29, 2003, providing for the employment of these  individuals as Executive  Vice  President,  Senior Vice
President  -- Counsel and  Secretary  and  President  of Lone Star  Restaurants,
respectively.  Each employment  agreement provides that the officer shall devote their  entire  business  time to the  business of the  Company.  The  Employment
Agreements  provide  base  salaries in the  amounts of  $600,000,  $250,000  and
$350,000,  respectively,  for Messrs.  White,  Aaron and  O'Connell,  subject to increases as determined by the Compensation/ Stock Option Committee and ratified
by  the  Board  of  Directors.   Each   agreement   terminates  in  April  2006.
Additionally,  each  agreement  contains  non-competition  and  non-solicitation provisions which apply for twenty-four  months after cessation of employment and confidentiality  provisions  which  apply  for  ten  years  after  cessation  of employment.  Mr.  Coulter  does  not  have  an  employment,  non-competition  or non-solicitation  agreement with the Company. Mr. Coulter's  non-competition and non-solicitation  agreement  expired  in 2001.  In  2001,  Mr.  Coulter  was not re-elected to the Board of Directors of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

            The following table sets forth information  concerning  ownership of the Company's  Common  Stock,  as of April 23, 2005, by each person known by the
Company  to be the  beneficial  owner of more than five  percent  of the  Common
Stock,  each director,  each  executive  officer as defined in Item 402(a)(3) of
Regulation  S-K and by all directors and executive  officers of the Company as a group. Unless otherwise  indicated,  the address for five percent  stockholders, directors and executive officers of the Company is 224 East Douglas,  Suite 700,
Wichita,  Kansas  67202-3414.  The  percentage  of  shares  owned  is  based  on
20,519,094 shares outstanding as of April 23, 2005.

                                                          SHARES                                                                                       PERCENTAGE
                                                       BENEFICIALLY     PERCENTAGE
           NAME AND ADDRESS OF BENEFICIAL OWNER            HELD          OF CLASS
Jamie B. Coulter....................................  3,557,782(1)        16.4%
John D. White.......................................    848,025(2)         4.0%
Gerald T. Aaron.....................................    412,707(3)         2.0%
Tomlinson D. O'Connell..............................     89,449(4)          *
Deidra Lincoln .....................................     84,576(5)          *
Fred B. Chaney......................................     15,600(6)          *
William B. Greene, Jr...............................     64,300(7)          *
Clark R. Mandigo....................................     43,600(8)          *
Mark Saltzgaber.....................................     39,300(9)          *
Thomas Lasorda......................................     48,100(10)         *
Michael Ledeen......................................     46,800(10)         *
Anthony Bergamo.....................................      3,194             *
Dimensional Fund Advisors Inc.......................  1,810,903(11)        8.8%
Barclays Global Investors, NA and Barclays Global
 Fund Advisors......................................  1,253,433(12)        6.0%
Pioneer Global Asset Management.....................  1,318,000(13)        6.4%
All directors and executive officers as
 a group (16) persons (1-10)........................  5,253,433(14)        22.8%

--------------
*    Less than 1%
(1)  Includes  presently  exercisable  options to purchase  1,162,389  shares of
     Common  Stock.  Does not include  177,145  shares  held by Intrust  Bank as
     Trustee  of a Rabbi  Trust for the  Company.  Under the terms of a Deferred

     Compensation  Agreement,  Mr.  Coulter  defers  receipt of the value of his deferred  compensation  account until 30 days after the  termination of his employment with the Company.
(2)  Includes presently exercisable options to purchase 700,000 shares of Common
     Stock.
(3)  Includes presently exercisable options to purchase 375,000 shares of Common
     Stock.
(4)  Includes presently  exercisable options to purchase 88,449 shares of Common
     Stock.
(5)  Includes presently  exercisable options to purchase 79,576 shares of Common
     Stock.
(6)  Includes presently  exercisable options to purchase 13,600 shares of Common
     Stock.
(7)  Includes presently  exercisable options to purchase 13,600 shares of Common
     Stock.
(8)  Includes presently  exercisable options to purchase 13,600 shares of Common
     Stock.
(9)  Includes presently  exercisable options to purchase 31,800 shares of Common
     Stock.
(10) Includes or consists of presently  exercisable  options to purchase  46,800 shares of Common Stock.
(11) Based on a Schedule 13G filed in February 2005,  Dimensional  Fund Advisors
     Inc.  beneficially  holds 1,810,903  shares of the Company's  Common Stock.
     Dimensional  Fund  Advisors  Inc.  disclaims  beneficial  ownership  to the
     1,810,903  shares  of the  Company's  Common  Stock  due to its  role as an investment advisor or manager to numerous funds. The address of Dimensional
     Fund  Advisors  Inc. is 1299 Ocean Avenue,  11th Floor,  Santa  Monica,  CA
     90401.
(12) Based on a Schedule 13G filed in February 2005,  Barclays Global Investors,
     N.A. beneficially holds sole voting power over 573,285 and sole dispositive power over 756,326 shares of the Company's common stock and Barclays Global
     Fund Advisors  beneficially  holds 476,391  shares of the Company's  Common
     Stock. The address of Barclays Global  Investors,  N.A. and Barclays Global
     Fund Advisors is 45 Fremont Street, San Francisco, CA 94105.
(13) Based on a  Schedule  13G filed in  December  2001,  Pioneer  Global  Asset
     Management  beneficially  holds  1,318,000  shares of the Company's  Common
     Stock. The address of Pioneer Global Asset Management is Galleria San Carlo
     6, 20122 Milan, Italy.
(14) Includes  presently  exercisable  options to purchase  2,571,614  shares of
     Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

            The Company  previously  issued options under the Directors Plan and the Company's 1992 Incentive and  Non-Qualified  Stock Option Plan (the "Plan").
The ability to issue options under both plans has expired. In December 2004, the
Company's  stockholders  approved the adoption of the 2004 Plan.  The  following table gives  information about stock option awards under the Directors Plan, the
Plan and the 2004 Plan as of December 28, 2004. The plans are discussed  further in Note 6 to the Company's  Consolidated  Financial  Statements  included in the
Company's  Annual  Report on Form 10-K for the fiscal  year ended  December  28,
2004.

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
                                               NUMBER OF                                   REMAINING AVAILABLE
                                             SECURITIES TO BE                              FOR FUTURE ISSUANCE
                                               ISSUED UPON          WEIGHTED-AVERAGE          UNDER EQUITY
                                               EXERCISE OF          EXERCISE PRICE OF        COMPENSATION PLANS
                                               OUTSTANDING            OUTSTANDING               (EXCLUDING
                                            OPTIONS, WARRANTS       OPTIONS, WARRANTS      SECURITIES REFLECTED
                                               AND RIGHTS              AND RIGHTS            IN COLUMN (A))
     PLAN CATEGORY                                 (A)                     (B)                   (C)
-----------------------------------         -----------------       ------------------     --------------------
Equity compensation plans
   approved by security holders.........        4,596,335                15.02                 1,547,500
Equity compensation plans not
   approved by security holders.........            --                    --                        --
                                                ---------            -------------             ----------
   Total................................        4,596,335                15.02                 1,547,500
                                                =========            =============             ==========

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Not Applicable.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Aggregate fees for professional  services rendered to the Company by
Ernst & Young LLP for the years ended  December  28, 2004 and December 30, 2003, were:

                                                         2004                2003
                                                  --------------      --------------
Audit..........................................   $     951,807       $     297,317
Audit Related..................................         120,790              89,360
Tax............................................         316,437             232,948
Other..........................................           --                  --
                                                  -------------            ---------
   Total.......................................       1,389,034             619,625
                                                  =============            =========

Audit Fees
----------

            Audit fees for 2004 and 2003 were for professional services rendered for  the  audits  of the  consolidated  financial  statements  of  the  Company,
statutory  and  subsidiary  audits,   timely  reviews  of  quarterly   financial
statements,  consents and  assistance  with review of  documents  filed with the
Securities Exchange Commission.

Audit Related Fees
------------------

            Audit related fees for 2004 were  primarily  for matters  related to
Sarbanes-Oxley Act advisory services. Audit Related fees for 2003 were primarily
for  consultations   relating  to   Stock-Repurchase   and  matters  related  to
Sarbanes-Oxley Act advisory services.

Tax Fees
--------

            Tax fees for 2004 and  2003  were for  services  related  to (i) tax compliance  ($221,425  for the fiscal year ended  December 28, 2004 and $159,428 for the fiscal year ended December 30, 2003 and),  including the  preparation of tax  returns  and (ii) tax  planning  and tax advice  related  primarily  to the
Company's 2004 acquisition of Texas Land and Cattle Steakhouse and the Company's
Australian operations which were discontinued in December 2003.

All Other Fees
--------------

            There  were no other  fees paid to Ernst & Young LLP for the  fiscal years ended December 28, 2004 and December 30, 2003.

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

            All of the engagements and fees for the Company's  fiscal year ended
December 28, 2004 were approved by the Audit  Committee.  In connection with the audit of the Company's Financial  Statements for the Fiscal Years ended December

28, 2004 and December 30, 2003, Ernst & Young LLP only used full-time, permanent employees.

            The Audit Committee of the Board of Directors considered whether the provision of  non-audit  services by Ernst & Young LLP was  compatible  with its ability to maintain  independence  from an audit  standpoint  and concluded that
Ernst & Young LLP's independence was not compromised.

                                       10

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

              (a) The required  Financial  Statements were  previously  filed on this Form 10-K.

Exhibits
        INDEX TO EXHIBITS
           Exhibit
           Number      Exhibit
           ------      -------
            **3.1      Company's Certificate of Incorporation as amended
           ***3.3      Company's Amended and Re-Stated By-Laws
       ******10.2      1992 Lone Star Steakhouse & Saloon, Inc. Directors' Stock
                       Option Plan, as amended (the "Director's Plan")
         ****10.3      1992 Lone Star  Steakhouse & Saloon,  Inc.  Incentive and
                       Non-qualified Stock Option Plan, as amended (the "Plan").
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
     *******10.27      Amendment to the Plan
  **********10.28      Revolver  Credit  Loan  Agreement  dated  October 8, 2004
                       between the Company and Suntrust Bank
 ***********10.29      2004 Stock Option Plan
    *********14.1      Code of Ethics
 ************21.1      Subsidiaries of the Company
 ************23.1      Independent  Auditors'  consent to the  incorporation  by
                       reference in the  Company's  Registration  Statements  on
                       Form S-8 of the  independent  auditors'  report  included
                       herein
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

                                       11

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
   *********           Incorporated by Reference to the Company's  Annual Report
                       on Form 10-K/A for the year ended December 30, 2003.
  **********           Incorporated  by  Reference  to  the  Company's  Periodic
                       Report on Form 8-K,  filed with the Commission on October
                       14, 2004.
 ***********           Incorporated  by  Reference  to  the  Company's  Periodic
                       Report on Form 8-K, filed with the Commission on December
                       20, 2004.
 ************          Incorporated by Reference to the Company's  Annual Report
                       on Form 10-K, for the year ended December 28, 2004.

SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LONE STAR STEAKHOUSE & SALOON, INC.

                                 By: /s/ John D. White
                                     ------------------------------------------
                                     John D. White, Chief Financial Officer

Dated: April 27, 2005