Form 10-Q
period 2005-03-22
LONE STAR STEAKHOUSE & SALOON INC
filed 2005-05-02
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended                              Commission file number
         MARCH 22, 2005                                      0-19907
         --------------                                      -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      48-1109495
             --------                                      ----------
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

                 Class                        Outstanding at April 23, 2005
COMMON STOCK, $.01 PAR VALUE                        20,519,094 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS                                 2
      AT MARCH 22, 2005 AND DECEMBER 28, 2004

      CONDENSED CONSOLIDATED STATEMENTS OF                                  3
      INCOME FOR THE TWELVE WEEKS ENDED
      MARCH 22, 2005 AND MARCH 23, 2004

      CONDENSED CONSOLIDATED STATEMENTS OF                                  4
      CASH FLOWS FOR THE TWELVE WEEKS ENDED
      MARCH 22, 2005 AND MARCH 23, 2004

      NOTES TO CONDENSED CONSOLIDATED                                       5
      FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND                                        9
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE                                       14
DISCLOSURES ABOUT MARKET RISKS

ITEM 4.  CONTROLS AND PROCEDURES                                           14

PART II.  OTHER INFORMATION
---------------------------
ITEMS 1, 3, 4 AND 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       14

ITEM 6.  EXHIBITS                                                          15

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      March 22, 2005    December 28, 2004
                                                                      --------------    -----------------
                        ASSETS

Current assets:
    Cash and cash equivalents                                           $  27,568         $  38,515
    Short-term investments                                                 53,770            33,500
                                                                        ---------         ---------
                                                                           81,338            72,015
    Inventories                                                            11,989            12,765
    Prepaid insurance deposits                                             14,250            14,537
    Other current assets                                                   13,609            13,757
                                                                        ---------         ---------
        Total current assets                                              121,186           113,074
Property and equipment                                                    546,960           539,087
Less accumulated depreciation and amortization                           (222,845)         (217,837)
                                                                        ---------         ---------
                                                                          324,115           321,250

Other assets:
    Deferred income taxes                                                  25,239            24,434
    Intangible and other assets, net                                       39,877            39,534
                                                                        ---------         ---------
           Total assets                                                 $ 510,417         $ 498,292
                                                                        =========         =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  17,549         $  13,845
    Accrued self insurance                                                 16,618            15,094
    Other current liabilities                                              42,575            44,813
                                                                        ---------         ---------
           Total current liabilities                                       76,742            73,752

Long term liabilities, principally defered compensation obligations        22,322            21,263
Deferred rent obligations                                                  10,706            10,496
                                                                        ---------         ---------
           Total liabilities                                              109,770           105,511

Stockholders' equity:
    Preferred stock                                                          --                --
    Common stock                                                              205               205
    Additional paid-in capital                                            140,108           139,570
    Retained earnings                                                     263,997           256,669
    Common stock held by Trust                                             (3,663)           (3,663)
                                                                        ---------         ---------
           Total stockholders' equity                                     400,647           392,781
                                                                        ---------         ---------
           Total liabilities and stockholders' equity                   $ 510,417         $ 498,292
                                                                        =========         =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  For the twelve weeks ended
                                                         -----------------------------------------
                                                         March 22, 2005            March 23, 2004
                                                         ---------------           ---------------
                                                                                    As Restated

Net sales                                                 $ 165,353                   $ 160,596
Costs and expenses:
    Costs of sales                                           56,085                      55,953
    Restaurant operating expenses                            76,412                      72,984
    Depreciation and amortization                             4,396                       4,622
                                                          ---------                   ---------
Restaurant costs and expenses                               136,893                     133,559
General and administrative expenses                          11,453                      10,295
Non-cash stock compensation expense                             692                         910
                                                          ---------                   ---------
Income from operations                                       16,315                      15,832
Other income, net                                               146                         447
                                                          ---------                   ---------
Income from continuing operations before income taxes        16,461                      16,279
Provision for income taxes                                    5,472                       5,343
                                                          ---------                   ---------
Income from continuing operations                            10,989                      10,936
Discontinued operations:
    Income (loss) from operations before income tax             (78)                         51
    Income tax provision (benefit)                                2                         (15)
                                                          ---------                   ---------
    Income (loss) from discontinued operations                  (80)                         66
                                                          ---------                   ---------
Net income                                                $  10,909                   $  11,002
                                                          =========                   =========

Basic earnings per share:
    Continuing operations                                 $    0.54                   $    0.52
    Discontinued operations                                    --                          --
                                                          ---------                   ---------
    Basic earnings per share                              $    0.54                   $    0.52
                                                          =========                   =========
Diluted earnings per share:
    Continuing operatons                                  $    0.49                   $    0.46
    Discontinued operations                                    --                          --
                                                          ---------                   ---------
    Diluted earnings per share                            $    0.49                   $    0.46
                                                          =========                   =========

Dividends per share                                       $   0.175                   $   0.175
                                                          =========                   =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the twelve weeks ended
                                                                     ---------------------------------
                                                                      March 22, 2005   March 23, 2004
                                                                     ----------------  ---------------
Cash flows from operating activities:                                                    As Restated
    Net income                                                         $  10,909          $  11,002
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                      5,051              5,262
        Non-cash stock compensation expense                                  692                910
        Loss (gain) on sale of assets                                         95                (63)
        Deferred income taxes                                               (991)            (2,050)
        (Income) loss from discontinued operations                            80                (66)
        Net change in operating assets and liabilities:
             Change in operating assets                                    1,397              4,041
             Change in operating liabilities                               3,320              5,296
                                                                       ---------          ---------
Net cash provided by operating activities of continuing operations        20,553             24,332
Cash flows from investing activities:
    Acquisition of TX.C.C. Inc., net of cash acquired                       --              (12,505)
    Purchases of short-term investments                                  (20,270)              --
    Purchases of property and equipment                                   (7,885)            (3,804)
    Proceeds from sale of assets                                             113                 69
    Other                                                                    173                778
                                                                       ---------          ---------
Net cash used in investing activities of continuing operations           (27,869)           (15,462)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                30                672
    Cash dividends                                                        (3,581)            (3,688)
                                                                       ---------          ---------
Net cash used in financing activities of continuing operations            (3,551)            (3,016)
Net cash provided by (used in) discontinued operations                       (80)               837
                                                                       ---------          ---------
Net increase (decrease) in cash and cash equivalents                     (10,947)             6,691
Cash and cash equivalents at beginning of period                          38,515             96,230
                                                                       ---------          ---------
Cash and cash equivalents at end of period                             $  27,568          $ 102,921
                                                                       =========          =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                         $   1,437          $     900
                                                                       =========          =========

Non cash investing activities:
    Issuance of common stock in connection with acquisition            $    --            $   1,542
                                                                       =========          =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    BASIS OF PRESENTATION

      The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the  instructions to Form 10-Q and
Article  10 of  Regulation  S-X.  Accordingly,  they  do  not  include  all  the information and footnotes required by generally accepted  accounting  principles for complete financial statements. In the opinion of management all adjustments, consisting of normal,  recurring accruals,  which Lone Star Steakhouse & Saloon,
Inc.  (the  "Company")  considers  necessary  for a  fair  presentation  of  the financial  position and the results of operations for the periods presented have been  included.  The results  for the twelve  weeks ended March 22, 2005 are not necessarily  indicative  of the results to be expected  for the full year ending
December  27,  2005.  This  quarterly  report  on Form  10-Q  should  be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 28, 2004.

      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    RESTATEMENT OF PRIOR FINANCIAL INFORMATION

      In December 2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information  for the twelve  weeks ended March 23,  2004,  has been  restated to reflect  depreciation for certain  leasehold  improvements and to recognize rent expense on a straight line basis over the expected lease term, including renewal option  periods  where  failure to  exercise  such  options  would  result in an economic  penalty.  See Note 1 to the Consolidated  Financial  Statements in the
Company's 2004 Form 10-K for further discussion.

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

                                             For the twelve weeks ended
                                          --------------------------------
                                          March 22, 2005    March 23, 2004
                                          --------------    --------------

Basic average shares outstanding             20,296            20,955
Diluted average shares outstanding           22,211            23,682

4.    TERM REVOLVER

      The  Company has a credit  facility  pursuant  to an  unsecured  revolving credit agreement with a group of banks led by SunTrust Bank. The credit facility allows the Company to borrow up to $30,000 with an accordian feature  permitting for an increase in the credit  facility in an amount up to $20,000 such that the total amount of the credit  facility  does not exceed  $50,000.  The  additional borrowing  is subject  to the  approval  of the  lenders.  The credit  agreement terminates in October 2007;  however, it is subject to acceleration in the event of a change of  control  of the  Company  as that term is  defined in the credit agreement. At the time of each borrowing,  the Company may elect to pay interest at the higher of SunTrust Bank's  published prime rate or the Federal Funds Rate plus  one-half  of one  percent  (0.50%);  or LIBOR  rate plus one and  one-half percent (1.50%). The Company is required to achieve certain financial ratios and to maintain certain net worth  requirements as defined in the credit  agreement.
The Company is required to pay on a quarterly basis a facility fee equal to .25%
per annum on the daily unused amount of the credit  facility.  At March 22, 2005 and at December 28, 2004, there were no borrowings  outstanding  pursuant to the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings  were  outstanding at March 22, 2005 and
December 28, 2004. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    COMMON STOCK TRANSACTIONS

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twelve weeks ended March 22,  2005,  or during the twelve weeks ended
March  23,  2004.  The  Company  is  accounting  for  any  purchases  using  the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital. At March 22, 2005, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

      In  September   2002,  the  Company   adopted  a  Stock  Option   Deferred
Compensation  Plan (the "Plan"),  which allows  certain key  executives to defer compensation  arising  from the  exercise  of stock  options  granted  under the
Company's  1992  Incentive and  Nonqualified  Stock Option Plan. In fiscal 2003, pursuant to the terms of the  Deferred  Plan in the  exercise  of certain  stock options by a  participant,  the Company  issued  177,145 shares to a Rabbi trust
(the "Trust") with Intrust Bank, NA serving as the trustee.  The Trust holds the shares for the benefit of the participating  employees  ("Participants").  Under the terms of the Plan,  Participants may elect to change the Plan's  investments from time to time which may result in the sale of the  shares.  Since the shares held by the Trust  are held  pursuant  to a  deferred  compensation  arrangement whereby  amounts earned by an employee are invested in the stock of the employer and placed in the Trust, the Company accounts for the arrangement as required by
Emerging Issues Task Force ("EITF") consensus on Issue No. 97-14, ACCOUNTING FOR
DEFERRED  COMPENSATION  ARRANGEMENTS  WHERE  AMOUNTS  EARNED ARE HELD IN A RABBI
TRUST AND INVESTED ("EITF No. 97-14").  Accordingly,  shares issued to the Trust were  recorded  at fair  market  value at the date  issued by the Company in the amount of $3,663, which is reflected in the accompanying  Condensed Consolidated
Balance  Sheets as Common  Stock  Held By Trust.  The  corresponding  amount was credited to deferred compensation obligations.  Each period, the shares owned by the Trust are valued at the closing market price, with corresponding  changes in the underlying shares being reflected as adjustments to compensation expense and deferred  compensation  obligations.  At March 22, 2005,  the Trust held 177,145 shares of the Company's  common stock.  Included in non-cash stock  compensation expense  for the twelve  weeks  ended  March 22,  2005 and March 23,  2004 was a charge of $204 and $760,  respectively,  relating to the changes in market price for such shares.

6.    ACQUISITION OF TEXAS LAND AND CATTLE STEAK HOUSE

      On January 28, 2004,  the  Company's  Joint Plan of  Reorganization  ("the
Plan") to purchase  TX.C.C.,  Inc. and  affiliated  entities,  TXCC-Preston  and
TXLC-Albuquerque,  (collectively,  "TXCC") was  confirmed  by the United  States
Bankruptcy  Court for the  District of Texas,  Dallas  Division  and the Company
acquired  100% of  TXCC  on that  date.  The  Company's  consolidated  financial statements  include  TXCC's  results of operations  from January 28, 2004.  TXCC presently operates 20 Texas Land & Cattle Steak House(R) restaurants located primarily  in Texas.  The  acquisition  of TXCC allows the Company to expand its steakhouse  concepts,  provides strategic growth opportunities and significantly increases  its  presence  in  the  Texas  market.  Pursuant  to  the  Plan,  the pre-petition  creditors at their option were entitled to receive  either cash or common stock of Lone Star Steakhouse &  Saloon,  Inc. in settlement of their claims.  The aggregate  purchase price was $23,496 and consisted of cash, shares of the Company's  common stock and the  assumption of certain  liabilities.  The cash portion of the  acquisition  was funded from the  Company's  existing  cash balances. In connection with the acquisition, the Company issued an aggregate of
119,485  shares of its common  stock valued at $2,679.  At March 23,  2004,  the
Company  had issued  68,747  shares of such shares  valued at $1,542.  Pro forma results  giving  effect to the  acquisition  of TXCC are not  presented  for the periods as such amounts are not significant.

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

                                                  For the twelve weeks ended
                                              ---------------------------------
                                                March 22,             March 23,
                                                  2005                  2004
                                                  ----                  ----

Income (loss) from operations                $      (78)            $       51
Income tax benefit (expense)                         (2)                    15
                                             -----------            ----------
Net income (loss) from
discontinued operations                      $      (80)            $       66
                                             ===========            ==========

8.    INCOME TAX

      The effective  income tax rate from  continuing  operations  was 33.2% and
32.8%  for  the  twelve   weeks  ended  March  22,  2005  and  March  23,  2004,
respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related amortization  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to incentive  stock options at the time the options are exercised to the extent  that the  exercise is followed  by a  disqualifying  disposition  of the shares by the optionee. The 2004 effective tax rates reflect a greater amount of tax benefits  arising from the impact of incentive  stock options as compared to
2005.

9.    SUBSEQUENT EVENTS

      On March 31, 2005, the Board of Directors declared the Company's quarterly cash  dividend  of $.195 per share  payable  April 25, 2005 to  shareholders  of record on April 11, 2005.

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

     The Company  opened no  restaurants  in either the twelve weeks ended March
22, 2005, or the twelve weeks ended March 23, 2004.

     There were 251  operating  domestic  Lone Star  Steakhouse & Saloon  ("Lone
Star") restaurants as of March 22, 2005. In addition,  a licensee operates three
Lone Star restaurants in California.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     In December  2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information  for the twelve  weeks ended March 23,  2004,  has been  restated to reflect  depreciation for certain  leasehold  improvements and to recognize rent expense on a straight line basis over the expected lease term, including renewal option  periods  where  failure to  exercise  such  options  would  result in an economic  penalty.  See Note 1 to the Consolidated  Financial  Statements in the
Company's 2004 Form 10-K for further discussion.

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

                                                             TWELVE WEEKS ENDED (1)
                                                         -------------------------------
                                                         MARCH 22, 2005   MARCH 23, 2004
                                                         --------------   --------------
                                                                           AS RESTATED
STATEMENT OF OPERATIONS DATA:
Net sales ...........................................       100.0%              100.0%
Costs and expenses:
      Costs of sales ................................        33.9                34.8
      Restaurant operating expenses .................        46.2                45.5
      Depreciation and amortization .................         2.7                 2.9
                                                            -----               -----

           Restaurant costs and expenses ............        82.8                83.2

General and administrative expenses .................         6.9                 6.4
 Non-cash stock compensation expense ................         0.4                 0.6
                                                            -----               -----

Income from operations ..............................         9.9                 9.8
Other income, net ...................................         0.1                 0.3
                                                            -----               -----

Income from continuing operations before income taxes        10.0                10.1
Provision for income taxes ..........................         3.3                 3.3
                                                            -----               -----
Income from continuing operations ...................         6.7                 6.8
Income (loss) from discontinued operations, net of
  applicable income taxes ...........................        (0.1)                0.1
                                                            -----               -----
Net income ..........................................         6.6%                6.9%
                                                            =====               =====

(1)  The Company  operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal  quarters for the Company consist of accounting  periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

   TWELVE WEEKS ENDED MARCH 22, 2005 COMPARED TO TWELVE WEEKS ENDED MARCH 23,
          2004 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  increased  $4,757 or 3.0% to $165,353 for the twelve weeks ended
March 22, 2005,  compared to $160,596 for the twelve weeks ended March 23, 2004.
Sales for the twelve  weeks ended March 22, 2005  include  twelve weeks of sales for TXCC as compared with the prior period for fiscal 2004 which  includes sales of TXCC of  approximately  $9,800 covering an eight week period from the date of acquisition.  The Company's blended same store sales, representing net sales, by store,  for all the Company owned  restaurant  concepts  opened for more than 18 months in the  current  and  comparable  prior year period  decreased  .7%.  The
Company's average check increased 2.1% and guest counts decreased 2.75%.

     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 33.9% from 34.8% due primarily to decreased costs for beef which is partly offset by increased costs for seafood items as a result of changes in the menu-mix.

     Restaurant  operating  expenses  for the twelve  weeks ended March 22, 2005 increased  $3,428 to $76,412  compared  to $72,984 in the prior year  period and increased  as a  percentage  of net  sales  to 46.2%  from  45.5%.  Labor  costs increased  .4% primarily as the result of increased  management  staffing at the restaurants.  Building  maintenance  costs  increased  .3%  and  utility  costs, primarily for natural gas, increased .2%. The increases were partially offset by a decrease in the costs  related to  preopening  expenses as such  expenses  for fiscal 2005 were approximately $46 compared to $287 in the prior year period.

     Depreciation  and  amortization  decreased  $226 for the twelve weeks ended
March 22, 2005 compared with the prior period.  The decrease is  attributable to the  continued  reduction in  depreciation  for certain  assets that have become fully  depreciated  for the  Company's  historical  concepts  which is partially offset by the depreciation of assets related to the TXCC acquisition.

     General and  administrative  expenses increased $1,158 for the twelve weeks ended March 22, 2005  compared to the prior period.  General and  administrative expenses reflect an increase of approximately  $300 for increases related to the
TXCC  acquisition for the additional four week period included in fiscal 2005 as compared with the prior period. In addition,  general and  administrative  costs reflect higher compensation related costs, increased travel expenses,  increased
Sarbanes-Oxley compliance costs as well as increased costs for legal services.

     Non-cash  stock  compensation  expense for the twelve weeks ended March 22,
2005  was $692  compared  to $910 for the  prior  year  period.  The  change  is primarily  attributable  to a charge of $204 compared to a charge of $760 in the prior year period relating to the accounting for certain shares of the Company's common  stock  held  by  a  Rabbi  Trust  pursuant  to a  deferred  compensation arrangement  (See  Note 5 to  the  Notes  to  Condensed  Consolidated  Financial
Statements).   In  addition,  the  change  also  reflects  an  increase  in  the amortization of other stock based compensation in 2005 compared to 2004.

      Other  income,  net for the twelve  weeks  ended  March 22,  2005 was $146 compared  to $447 for the prior  year.  The  decrease  in other  income  results primarily  from a decrease in  interest  income and a decrease in gains from the sale of assets in 2005 as compared to 2004.

     The  effective  income tax rate from  continuing  operations  was 33.2% and
32.8%  for  the  twelve   weeks  ended  March  22,  2005  and  March  23,  2004,
respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related amortization  associated with such options in the income  statement.  However,  tax benefits may arise at the time  incentive  options are  exercised  to the extent that the  exercise is followed by a disqualifying  disposition of the shares by the optionee. The 2004 period reflects a greater amount of tax benefits associated with the impact from incentive stock options during the period as compared to 2005.
      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 7 to the  Notes to  Condensed
Consolidated Statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increase in its entirety. Historically, inflation has not had a
material  impact  on  operating   margins.   During  fiscal  2004,  the  Company
experienced  significant  volatility  in beef prices as such prices for the year were generally above historical  levels.  During the first quarter of 2005, beef prices were below 2004 levels.  However,  to the extent that beef prices  during the remainder of fiscal 2005 were to rise significantly above historical levels, it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following table presents a summary of the Company's cash flows for the twelve weeks ended March 22, 2005 and March 23, 2004:

                                                             Twelve weeks ended
                                                             ------------------
                                                        March 22, 2005      March 23, 2004
                                                        --------------      --------------

Net cash provided by operating activities ............     $ 20,553            $ 24,332
Net cash used in investing activities ................      (27,869)            (15,462)
Net cash used in financing activities ................       (3,551)             (3,016)
Net cash provided by (used in) discontinued operations          (80)                837
                                                           --------            --------
Net increase (decrease) in cash and cash equivalents .     $(10,947)           $  6,691
                                                           ========            ========

      The decrease in net cash provided by operating  activities  for the twelve week period ended March 22, 2005  compared to the prior period is due  primarily to  decreases in certain  operating  assets and  increases in certain  operating liabilities during fiscal 2005 as compared to fiscal 2004.

      Net cash used in investing activities increased primarily due to increases in property and equipment  additions  and the purchase of short-term  securities partially offset by the acquisition of TXCC in 2004.

      During  the  twelve  week  period  ended  March 22,  2005,  the  Company's investment in property and equipment was $7,885  compared to $3,804 for the same period in 2004.

      During the twelve weeks ended March 22, 2005, the Company invested $20,270 in short term  securities  primarily  consisting of  investments in auction rate securities  with  contractual  maturities  of up  to 30  years.  There  were  no investments  in short-term  securities in the comparable  period of 2004.  These auction rate securities have interest re-set dates that occur every 7 to 90 days and can be actively  marketed at ongoing auctions that occur every 7 to 90 days.
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

      On January 28, 2004, the Company  acquired TXCC for an aggregate  purchase price of $23,496 which consisted of cash,  shares of the Company's  common stock and the assumption of certain  liabilities.  The cash portion of the acquisition was funded from the Company's  existing  cash  balances and was $12,505,  net of cash acquired.

      During the twelve week period ended March 22, 2005,  the Company  received net proceeds of $30 from the issuance of 3,367 shares of its common stock due to the exercise of stock options  compared to proceeds of $672 from the issuance of
75,213 shares in the comparable period of fiscal 2004.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the  Company's  common  stock.  During the twelve weeks ended March 22, 2005 and
March 23, 2004, the Company made no purchases of its common stock.  At March 22,
2005,  the  Company  may  purchase up to  2,026,190  shares of its common  stock pursuant to its current authorization by the Board of Directors.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2005,  the Company  increased its quarterly  cash dividend from $.175 to $.195 per share  commencing in the second quarter of fiscal  2005.  During the twelve  weeks  ended  March 22,  2005,  the
Company  paid  dividends  of $3,581 or $.175 per share as  compared to $3,688 or
$.175 per share in the same period in 2004.

      At March 22,  2005,  the Company had $81,338 in cash and cash  equivalents and short term  investments.  As  described  in Note 4 to the Notes to Condensed
Consolidated  Financial  Statements in the Form 10-Q,  the Company has unsecured revolving  credit  facilities that may permit  borrowings of up to $55,000 which expire in October  2007.  At March 22,  2005,  the  Company  had no  outstanding borrowings.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the twelve  weeks ended March 22,  2005,  the  Company had no  positions  in futures contracts.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            The Company's  exposure to market risks was not  significant  during the twelve weeks ended March 22, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

            Under the supervision and with the  participation of our management, including our principal  executive  officer and principal  financial officer,  we conducted an evaluation of our disclosure  controls and procedures,  as such term is defined  under Rules  13a-15(e)  of the
            Securities  Exchange Act of 1934, as amended (the  "Exchange  Act").
            Based on this evaluation,  our principal  executive  officer and our principal  financial officer concluded that our disclosure  controls and procedures were effective as of the end of the period covered by this Form 10-Q.

            No change in the Company's internal control over financial reporting
            (as defined in Rule  13a-15(f) of the Exchange Act) occurred  during the period  covered by this  report that  materially  affected or is reasonably  likely  to  materially  affect  the  Company's  internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The table below  provides  information  concerning the repurchase of shares of the  Company's  common stock during the twelve weeks ended
            March  22,  2005.  The  Board of  Directors  on  November  17,  2004
            authorized  the Company to repurchase up to 2,026,190  shares of the
            Company's   common   stock.   Since   commencing   the  most  recent
            authorization for share repurchase,  the Company has not repurchased any shares of its common stock through March 22, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                               (c)Total number        (d) Maximum
                                                                                  of shares         Number of Shares
                                         (a) Total                            Purchased as Part     that May Yet Be
                                         Number of         (b) Average            of Publicly       Purchased Under
                                           Shares         Price Paid per        Announced Plans       the Plans or
                Period                   Purchased            Share               or Programs           Programs

            December 29, through              -                 -                      -                2,026,190
            January 25

            January 26, through               -                 -                      -                2,026,190
            February 22

            February 23, through              -                 -                      -                2,026,190
            March 22

            Total                             -                 -                      -                2,026,190

            (1) Repurchases are subject to prevailing market prices, may be made in open market or in privately negotiated transactions, may occur or be  discontinued  at any time.  There can be no  assurance  that the
            Company will repurchase any shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     EXHIBITS

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

                                          LONE STAR STEAKHOUSE & SALOON, INC.
                                          (Registrant)

      Date:  May 2, 2005                  /s/ John D. White
                                          ------------------------
                                          John D. White
                                          Chief Financial Officer

