Form 10-Q
period 2005-06-14
LONE STAR STEAKHOUSE & SALOON INC
filed 2005-07-25
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                             Commission file number
June 14, 2005                                      0-19907
-------------                                      -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  48-1109495
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

             Class                                 Outstanding at July 18, 2005
             -----                                 ----------------------------
COMMON STOCK, $.01 PAR VALUE                          20,638,764 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
      AT JUNE 14, 2005 AND DECEMBER 28, 2004                                 2

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWELVE WEEKS ENDED
      JUNE 14, 2005 AND JUNE 15, 2004                                        3

      CONDENSED CONSOLIDATED STATEMENTS OF
      INCOME FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 14, 2005 AND JUNE 15, 2004                                        4

      CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
      JUNE 14, 2005 AND JUNE 15, 2004                                        5

      NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS                                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS                                              16

ITEM 4.  CONTROLS AND PROCEDURES                                            16

PART II.  OTHER INFORMATION

ITEMS 3, 4 AND 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 1.  LEGAL PROCEEDINGS                                                  16
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        16
ITEM 6.  EXHIBITS                                                           17

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                      JUNE 14, 2005   DECEMBER 28, 2004
                                                                      -------------   -----------------
               ASSETS

Current assets:
    Cash and cash equivalents                                           $  18,922         $  38,515
    Short-term investments                                                 54,611            33,500
                                                                        ---------         ---------
                                                                           73,533            72,015
    Inventories                                                            12,061            12,765
    Prepaid insurance deposits                                             14,868            14,537
    Other current assets                                                   13,081            13,757
                                                                        ---------         ---------
        Total current assets                                              113,543           113,074
Property and equipment                                                    555,907           539,087
Less accumulated depreciation and amortization                           (227,463)         (217,837)
                                                                        ---------         ---------
                                                                          328,444           321,250

Other assets:
    Deferred income taxes                                                  24,392            24,434
    Intangible and other assets, net                                       41,166            39,534
                                                                        ---------         ---------
           Total assets                                                 $ 507,545         $ 498,292
                                                                        =========         =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  16,696         $  13,845
    Accrued self insurance                                                 17,112            15,094
    Other current liabilities                                              35,205            44,813
                                                                        ---------         ---------
           Total current liabilities                                       69,013            73,752

Long term liabilities, principally defered compensation obligations        22,779            21,263
Deferred rent obligations                                                  10,825            10,496
                                                                        ---------         ---------
           Total liabilities                                              102,617           105,511

Stockholders' equity:
    Preferred stock                                                          --                --
    Common stock                                                              206               205
    Additional paid-in capital                                            143,126           139,570
    Retained earnings                                                     265,259           256,669
    Common stock held by Trust                                             (3,663)           (3,663)
                                                                        ---------         ---------
           Total stockholders' equity                                     404,928           392,781
                                                                        ---------         ---------
           Total liabilities and stockholders' equity                   $ 507,545         $ 498,292
                                                                        =========         =========

                             See accompanying notes.

                      LONE STAR STEAKHOUSE & SALOON, INC.
                  Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           FOR THE TWELVE WEEKS ENDED
                                                        --------------------------------
                                                        JUNE 14, 2005    JUNE 15, 2004
                                                        -------------    -------------
                                                                         AS RESTATED

Net sales                                                 $ 153,581      $ 155,529
Costs and expenses:
    Costs of sales                                           54,931         57,828
    Restaurant operating expenses                            74,277         74,228
    Depreciation and amortization                             4,444          4,710
                                                          ---------      ---------
Restaurant costs and expenses                               133,652        136,766
General and administrative expenses                          10,884         10,624
Non-cash stock compensation expense (credit)                    949           (114)
                                                          ---------      ---------
Income from operations                                        8,096          8,253
Other income, (expense), net                                     55           (421)
                                                          ---------      ---------
Income from continuing operations before income taxes         8,151          7,832
Provision for income taxes                                    2,812          2,562
                                                          ---------      ---------
Income from continuing operations                             5,339          5,270
Discontinued operations:
    Loss from operations before income tax                      (77)            (7)
    Income tax provision                                          5              2
                                                          ---------      ---------
    Loss from discontinued operations                           (82)            (9)
                                                          ---------      ---------
Net income                                                $   5,257      $   5,261
                                                          =========      =========

Basic earnings per share:
    Continuing operations                                 $    0.26      $    0.25
    Discontinued operations                                    --             --
                                                          ---------      ---------
    Basic earnings per share                              $    0.26      $    0.25
                                                          =========      =========
Diluted earnings per share:
    Continuing operatons                                  $    0.24      $    0.22
    Discontinued operations                                    --             --
                                                          ---------      ---------
    Diluted earnings per share                            $    0.24      $    0.22
                                                          =========      =========

Dividends per share                                       $   0.195      $   0.175
                                                          =========      =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   Condensed Consolidated Statements of Income
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        FOR THE TWENTY-FOUR WEEKS ENDED
                                                        ------------------------------
                                                        JUNE 14, 2005   JUNE 15, 2004
                                                        -------------   -------------
                                                                        AS RESTATED

Net sales                                                 $ 318,935      $ 316,126
Costs and expenses:
    Costs of sales                                          111,016        113,781
    Restaurant operating expenses                           150,690        147,212
    Depreciation and amortization                             8,840          9,332
                                                          ---------      ---------
Restaurant costs and expenses                               270,546        270,325
General and administrative expenses                          22,337         20,921
Non-cash stock compensation expense                           1,642            795
                                                          ---------      ---------
Income from operations                                       24,410         24,085
Other income, net                                               201             27
                                                          ---------      ---------
Income from continuing operations before income taxes        24,611         24,112
Provision for income taxes                                    8,284          7,906
                                                          ---------      ---------
Income from continuing operations                            16,327         16,206
Discontinued operations:
    Income (loss) from operations before income tax            (156)            44
    Income tax (provision) benefit                               (6)            13
                                                          ---------      ---------
    Income (loss) from discontinued operations                 (162)            57
                                                          ---------      ---------
Net income                                                $  16,165      $  16,263
                                                          =========      =========

Basic earnings per share:
    Continuing operations                                 $    0.80      $    0.77
    Discontinued operations                                    --             --
                                                          ---------      ---------
    Basic earnings per share                              $    0.80      $    0.77
                                                          =========      =========
Diluted earnings per share:
    Continuing operatons                                  $    0.73      $    0.68
    Discontinued operations                                    --             --
                                                          ---------      ---------
    Diluted earnings per share                            $    0.73      $    0.68
                                                          =========      =========

Dividends per share                                       $    0.37      $    0.35
                                                          =========      =========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    FOR THE TWENTY-FOUR WEEKS ENDED
                                                                    --------------------------------
                                                                    JUNE 14, 2005   JUNE 15, 2004
                                                                    -------------   -------------
Cash flows from operating activities:                                               AS RESTATED
    Net income                                                         $ 16,165      $ 16,263
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                    10,205        10,596
        Non-cash stock compensation expense                               1,642           795
        Loss (gain) on sale of assets                                       179          (551)
        Deferred income taxes                                              (858)       (2,021)
        (Income) loss from discontinued operations                          162           (57)
        Net change in operating assets and liabilities:
             Change in operating assets                                   1,949         1,232
             Change in operating liabilities                             (3,611)       (9,421)
                                                                       --------      --------
Net cash provided by operating activities of continuing operations       25,833        16,836
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                   (1,200)      (12,505)
    Purchases of short-term investments                                 (21,111)         --
    Purchases of property and equipment                                 (17,847)       (9,245)
    Proceeds from sale of assets                                            113           783
    Other                                                                   278         1,232
                                                                       --------      --------
Net cash used in investing activities of continuing operations          (39,767)      (19,735)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                            1,629         4,028
    Cash dividends                                                       (7,575)       (7,415)
                                                                       --------      --------
Net cash used in financing activities of continuing operations           (5,946)       (3,387)
Net cash provided by discontinued operations                                287         1,516
                                                                       --------      --------
Net decrease in cash and cash equivalents                               (19,593)       (4,770)
Cash and cash equivalents at beginning of period                         38,515        96,230
                                                                       --------      --------
Cash and cash equivalents at end of period                             $ 18,922      $ 91,460
                                                                       ========      ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                         $  9,447      $ 13,723
                                                                       ========      ========

Non cash investing activities:
    Issuance of common stock in connection with acquisition            $   --        $  2,633
                                                                       ========      ========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    BASIS OF PRESENTATION

      The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the  instructions to Form 10-Q and
Article  10 of  Regulation  S-X.  Accordingly,  they  do  not  include  all  the information and footnotes required by generally accepted  accounting  principles for complete financial statements. In the opinion of management all adjustments, consisting of normal,  recurring accruals,  which Lone Star Steakhouse & Saloon,
Inc.  (the  "Company")  considers  necessary  for a  fair  presentation  of  the financial  position and the results of operations for the periods presented have been included. The results for the twenty-four weeks ended June 14, 2005 are not necessarily  indicative  of the results to be expected  for the full year ending
December  27,  2005.  This  quarterly  report  on Form  10-Q  should  be read in conjunction with the Company's audited consolidated  financial statements in its annual report on Form 10-K for the year ended December 28, 2004.

      Certain amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.    RESTATEMENT OF PRIOR FINANCIAL INFORMATION

      In December 2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information for the twelve weeks and the twenty-four  weeks ended June 15, 2004, has been restated to reflect depreciation for certain leasehold improvements and to recognize rent expense on a straight line basis over the expected lease term, including  renewal  option  periods where failure to exercise such options would result in an economic  penalty to the  Company.  See Note 1 to the  Consolidated
Financial Statements in the Company's 2004 Form 10-K for further discussion.

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

                                            FOR THE TWELVE WEEKS ENDED        FOR THE TWENTY-FOUR WEEKS ENDED
                                          ------------------------------     --------------------------------
                                          JUNE 14, 2005    JUNE 15, 2004     JUNE 14, 2005      JUNE 15, 2004
                                          -------------    -------------     -------------      -------------

Basic average shares outstanding             20,370            21,264             20,333           21,110
Diluted average shares outstanding           22,255            24,021             22,234           23,764

4.    TERM REVOLVER

      The Company has an unsecured  revolving  credit  agreement with a group of banks led by SunTrust Bank. The credit  facility allows the Company to borrow up to $30,000 with an accordian  feature  permitting  for an increase in the credit facility  in an amount up to  $20,000  such that the total  amount of the credit facility does not exceed  $50,000.  The  additional  borrowing is subject to the approval  of the  lenders.  The credit  agreement  terminates  in October  2007;
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the  Company  may elect to pay  interest  at the higher of  SunTrust
Bank's  published  prime rate or the  Federal  Funds Rate plus  one-half  of one percent  (0.50%);  or LIBOR  rate plus one and  one-half  percent  (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily unused amount of the credit facility. At June 14, 2005 and at December
28, 2004, there were no borrowings outstanding under the credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings  were  outstanding  at June 14, 2005 and
December 28, 2004. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.    COMMON STOCK TRANSACTIONS

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the  twenty-four  weeks ended June 14,  2005,  or during the  twenty-four weeks ended June 15, 2004. The Company is accounting for any purchases using the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.  At June 14, 2005, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

      During the twenty-four weeks ended June 14, 2005, the Company received net proceeds of $1,629 for the issuance of 164,083 shares of its common stock due to the exercise of stock options. During the twenty-four weeks ended June 15, 2004, the Company  received net proceeds of $4,028 from the issuance of 468,034 shares of its common stock in connection with the exercise of stock options.

      In  September   2002,  the  Company   adopted  a  Stock  Option   Deferred
Compensation  Plan (the "Plan"),  which allows  certain key  executives to defer compensation  arising  from the  exercise  of stock  options  granted  under the
Company's  1992  Incentive and  Nonqualified  Stock Option Plan. In fiscal 2003, pursuant  to the terms of the Plan  relating to the  exercise  of certain  stock options by a  participant,  the Company  issued  177,145 shares to a Rabbi trust

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
TRUST AND INVESTED ("EITF No. 97-14").  Accordingly,  shares issued to the Trust were  recorded  at fair  market  value at the date  issued by the Company in the amount of $3,663, which is reflected in the accompanying  Condensed Consolidated
Balance  Sheets as Common  Stock  Held By Trust.  The  corresponding  amount was credited to deferred compensation obligations.  Each period, the shares owned by the Trust are valued at the closing market price, with corresponding  changes in the underlying shares being reflected as adjustments to compensation expense and deferred  compensation  obligations.  At June 14,  2005,  the Trust held 177,145 shares of the Company's  common stock.  Included in non-cash stock  compensation expense for the twelve  weeks ended June 14, 2005 and June 15, 2004 was a charge
(credit)  of $450 and  ($205),  respectively,  relating to the changes in market price for such shares. The charges for the twenty-four weeks ended June 14, 2005 and June 15, 2004 were $654 and $554, respectively.

6.    ACQUISITIONS

      On January 28,  2004,  the  Company's  Joint Plan of  Reorganization  (the
"Plan") to purchase  TX.C.C.,  Inc. and affiliated  entities,  TXCC-Preston  and
TXLC-Albuquerque,  (collectively,  "TXCC") was  confirmed  by the United  States
Bankruptcy  Court for the  District of Texas,  Dallas  Division  and the Company
acquired  100% of  TXCC  on that  date.  The  Company's  consolidated  financial statements  include  TXCC's  results of operations  from January 28, 2004.  TXCC presently  operates 20 Texas Land & Cattle Steak  House(R)  restaurants  located primarily  in Texas.  The  acquisition  of TXCC allows the Company to expand itS steakhouse  concepts,  provides strategic growth opportunities and significantly increases  its  presence  in  the  Texas  market.  Pursuant  to  the  Plan,  the pre-petition  creditors at their option were entitled to receive  either cash or common  stock of Lone Star  Steakhouse  & Saloon,  Inc. in  settlement  of their claims.  The aggregate  purchase price was $23,496 and consisted of cash, shares of the Company's  common stock and the  assumption of certain  liabilities.  The cash portion of the  acquisition  was funded from the  Company's  existing  cash balances. In connection with the acquisition, the Company issued an aggregate of
119,485  shares of its common  stock  valued at $2,679.  At June 15,  2004,  the
Company had issued  117,466  shares of its common  stock  valued at $2,633.  Pro forma results giving effect to the acquisition of TXCC are not presented for the periods as such amounts are not significant.

      In May 2005,  the Company  acquired for $1,200 in cash the  remaining  40%
interest of certain  limited  partners in  TXCC-Preston,  L.P., a Texas  limited partnership in which the Company owned a 60% interest.  The limited partnerships owned two of the TXCC restaurants which were operated by the Company.

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

                                      FOR THE TWELVE WEEKS ENDED      FOR THE TWENTY-FOUR WEEKS ENDED
                                    -----------------------------     -------------------------------
                                      June 14,         June 15,        June 14,        June 15,
                                       2005              2004            2005           2004
                                       ----              ----            ----           ----

Income (loss) from operations       $     (77)        $     (7)       $  (156)         $     44
Income tax benefit (expense)               (5)              (2)            (6)               13
                                    ----------        ----------      --------         --------

Income (loss) from
 discontinued operations            $     (82)        $     (9)       $  (162)         $     57
                                    ==========        ==========      ========         ========

8.   INCOME TAX

     The  effective  income tax rate from  continuing  operations  was 34.5% and
32.7% for the twelve weeks ended June 14, 2005 and June 15, 2004,  respectively, and 33.7% and 32.8% for the  twenty-four  weeks ended June 14, 2005 and June 15,
2004, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA
Tip and other credits,  certain  non-deductible  expenses, and the tax effect of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to the incentive  stock options at the time the options are exercised to the extent that the exercise is followed by a  disqualifying  disposition of the shares by the optionee. The 2004 effective tax rates reflect a greater amount of tax benefits arising from disqualifying  dispositions of incentive stock options as compared to 2005.

9.   LITIGATION

     On  June  1,  2005,  the  Company  announced  that  it had  entered  into a
Stipulation  of  Settlement  agreement  with  the  California  Public  Employees
Retirement System ("CalPERS") relating to the settlement of the class action and derivative  lawsuit brought by CalPERS against Lone Star. The settlement,  which is subject to court  approval,  resolves  all  claims  raised by the  parties in litigation.  As part of the  Stipulation  of  Settlement,  the parties agreed to release  each other from any and all  current and future  claims  related to the litigation.

10.  SUBSEQUENT EVENTS

     On June 30, 2005, the Board of Directors  declared the Company's  quarterly cash dividend of $.195 per share payable July 25, 2005 to shareholders of record on July 11, 2005.

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
     The Company opened one restaurant in each of twenty-four week periods ended
June 14, 2005 and June 15, 2004.
     There were 252  operating  domestic  Lone Star  restaurants  as of June 14,
2005.  In  addition,   a  licensee  operates  three  Lone  Star  restaurants  in
California.
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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     In December  2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information for the twelve weeks and twenty-four  weeks ended June 15, 2004, has been restated to reflect depreciation for certain leasehold  improvements and to recognize  rent expense on a straight  line basis over the expected  lease term, including  renewal  option  periods where failure to exercise such options would result  in an  economic  penalty.  See  Note  1 to  the  Consolidated  Financial
Statements in the Company's 2004 Form 10-K for further discussion.

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

                                                                   TWELVE WEEKS ENDED (1)            TWENTY-FOUR WEEKS ENDED
                                                                -----------------------------      -----------------------------
                                                                JUNE 14, 2005   JUNE 15, 2004      JUNE 14, 2005    JUNE 15, 2004
                                                                -------------   -------------      -------------    -------------
                                                                                 AS RESTATED                         AS RESTATED
STATEMENT OF OPERATIONS DATA:
      Net sales ...............................................    100.0%           100.0%             100.0%              100.0%
      Costs and expenses:
            Costs of sales ....................................     35.8             37.2                34.8               36.0
            Restaurant operating expenses .....................     48.3             47.7                47.2               46.6
            Depreciation and amortization .....................      2.9              3.0                 2.8                2.9
                                                                   -----            -----              ------              -----
                  Restaurant costs and expenses ...............     87.0             87.9                84.8               85.5

      General and administrative expenses .....................      7.1              6.8                 7.0                6.6
      Non-cash stock compensation expense (credit) ............      0.6             (0.1)                0.5                0.3
                                                                   -----            -----              ------              -----

      Income from operations ..................................      5.3              5.4                 7.7                7.6
      Other income (expense), net .............................       --             (0.3)                 --                --
                                                                   -----            -----              ------              -----

      Income from continuing operations before income taxes ...      5.3              5.1                 7.7                7.6
      Provision for income taxes ..............................      1.8              1.7                 2.6                2.5
                                                                   -----            -----              ------              -----

      Income from continuing operations .......................      3.5              3.4                 5.1                5.1
      Income (loss) from discontinued operations, net of
       applicable income taxes ................................     (0.1)             --                   --                 --
                                                                   -----            -----              ------              -----

      Net income  .............................................      3.4%             3.4%                5.1%               5.1%
                                                                   =====            =====              ======              =====

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

 TWELVE WEEKS ENDED JUNE 14, 2005 COMPARED TO TWELVE WEEKS ENDED JUNE 15, 2004
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  decreased  $1,948 or 1.3% to $153,581 for the twelve weeks ended
June 14,  2005,  compared to $155,529  for the twelve weeks ended June 15, 2004.
The Company's  blended same store sales,  representing  net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the current and comparable prior year period  decreased 1.2%. The Company's  average check increased 3.5% and guest counts decreased 4.6%.
     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 35.8% from 37.2% due  primarily to decreased  costs for beef partly offset by  increased  costs for  seafood  items as a result  of  changes  in the menu-mix.
     Restaurant  operating  expenses  for the twelve  weeks  ended June 14, 2005 increased  $49 to $74,277  compared  to  $74,228  in the prior  year  period and increased  as a  percentage  of net  sales  to 48.3%  from  47.7%.  Labor  costs increased  .7% primarily as the result of increased  management  staffing at the
restaurants.   Advertising  costs  decreased  .4%.  Building  maintenance  costs increased .2% and utility costs,  primarily for natural gas,  increased .1%. The increases were partially offset by a .2% decrease in certain insurance costs and a decrease in the costs  related to  preopening  expenses as such  expenses  for fiscal 2005 were approximately $137 compared to $220 in the prior year period.
     Depreciation  and  amortization  decreased  $266 for the twelve weeks ended
June 14, 2005 compared with the prior period.  The decrease is  attributable  to the  continued  reduction in  depreciation  for certain  assets that have become fully depreciated for the Company's  historical  concepts is partially offset by the depreciation of assets related to the TXCC acquisition.
     General and  administrative  expenses  increased  $260 for the twelve weeks ended June 14, 2005  compared to the prior  period.  General and  administrative
expenses  reflect  increases  for  travel  expenses,   increased  Sarbanes-Oxley
compliance  costs as well as increased costs for legal  services.  The increases are partially offset by decreases in certain insurance costs.
     Non-cash  stock  compensation  expense for the twelve  weeks ended June 14,
2005 was $949 compared to a credit of $114 for the prior year period. The change is primarily  attributable  to a charge of $450  compared to a credit of $205 in the prior year period  relating  to the  accounting  for  certain  shares of the
Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement  (See  Note 5 to  the  Notes  to  Condensed  Consolidated  Financial
Statements).   In  addition,  the  change  also  reflects  an  increase  in  the amortization of stock based  compensation  in 2005 compared to 2004,  reflecting the impact of stock options granted in December 2004.
      Other income  (expense),  net for the twelve weeks ended June 14, 2005 was
$55  compared to an expense of ($421) for the prior  year.  The expense for 2004 was  incurred  primarily  as the result of foreign  exchange  losses  related to
Australian funds which were repatriated during 2004.
     The  effective  income tax rate from  continuing  operations  was 34.5% and
32.7% for the twelve weeks ended June 14, 2005 and June 15, 2004,  respectively.
The  factors  which  cause the  effective  tax  rates to vary  from the  federal statutory  rate of 35% include  state income  taxes,  the impact of FICA Tip and other credits,  certain non-deductible  expenses and the tax effect of incentive stock options.  There is generally no tax impact to the Company  associated with incentive  stock  options  and the  related  compensation  associated  with such options in the income  statement.  However,  tax  benefits may arise at the time incentive options are exercised to the extent that the exercise is followed by a disqualifying  disposition  of the  shares  by the  optionee.  The  2004  period reflects a greater  amount of tax benefits  associated  with the impact from the exercise of incentive stock options during the period as compared to 2005.

      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 7 to the  Notes to  Condensed
Consolidated Statements).

LONE STAR STEAKHOUSE & SALOON, INC.

   TWENTY-FOUR WEEKS ENDED JUNE 14, 2005 COMPARED TO TWENTY-FOUR WEEKS ENDED
     JUNE 15, 2004 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  increased  $2,809 or .9% to $318,935 for the  twenty-four  weeks ended June 14, 2005,  compared to $316,126 for the twenty-four  weeks ended June
15,  2004.  Sales  for  the  twenty-four  weeks  ended  June  14,  2005  include twenty-four  weeks of sales for TXCC  compared  with the prior period for fiscal
2004 which includes  sales of TXCC covering a twenty week period.  The Company's blended same store sales,  representing net sales, by store, for all the Company owned  restaurant  concepts  opened for more than 18 months in the  current  and comparable  prior year  period  decreased  1.0%.  The  Company's  average  check increased 2.8% and guest counts decreased 3.7%.
     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 34.8% from 36.0% due  primarily to decreased  costs for beef partly offset by  increased  costs for  seafood  items as a result  of  changes  in the menu-mix.
     Restaurant operating expenses for the twenty-four weeks ended June 14, 2005 increased  $3,478 to $150,690  compared to $147,212 in the prior year period and increased  as a  percentage  of net  sales  to 47.2%  from  46.6%.  Labor  costs increased  .6% primarily as the result of increased  management  staffing at the
restaurants.   Advertising  costs  decreased  .2%.  Building  maintenance  costs increased .3% and utility costs,  primarily for natural gas,  increased .1%. The increases were partially offset by a .3% decrease in certain insurance costs and a decrease in the costs  related to  preopening  expenses as such  expenses  for fiscal 2005 were approximately $183 compared to $507 in the prior year period.
     Depreciation  and  amortization  decreased $492 for the  twenty-four  weeks ended June 14, 2005 compared with the prior period. The decrease is attributable to the continued  reduction in depreciation  for certain assets that have become fully depreciated for the Company's  historical concepts partially offset by the depreciation of assets related to the TXCC acquisition.
     General and  administrative  expenses  increased $1,416 for the twenty-four
weeks  ended  June  14,  2005  compared  to  the  prior   period.   General  and
administrative  expenses reflect an increase of approximately $300 for increases related to the TXCC  acquisition for the additional four week period included in fiscal  2005 as  compared  with the  prior  period.  In  addition,  general  and administrative costs reflect higher compensation related costs, increased travel expenses,  increased Sarbanes-Oxley  compliance costs as well as increased costs for legal services.
     Non-cash stock  compensation  expense for the twenty-four  weeks ended June
14, 2005 was $1,642  compared to $795 for the prior year  period.  The change is primarily  attributable to an increase in the amortization of stock compensation expense in 2005 compared to 2004, reflecting the impact of stock options granted in  December  2004.  In  addition,  the 2005  period  includes  a charge of $654 compared to $554 in the prior year period relating to the accounting for certain shares  of the  Company's  common  stock  held by a Rabbi  Trust  pursuant  to a deferred  compensation  arrangement  (See  Note  5 to  the  Notes  to  Condensed
Consolidated Financial Statements).
      Other income,  net for the twenty-four  weeks ended June 14, 2005 was $201 compared  to $27 for the  prior  year.  The  increase  in other  income  results primarily from a decrease in foreign exchange losses incurred in 2004 related to
Australian funds which were repatriated during 2004.
     The  effective  income tax rate from  continuing  operations  was 33.7% and
32.8%  for the  twenty-four  weeks  ended  June 14,  2005  and  June  15,  2004, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such options in the income  statement.  However,  tax benefits may arise at the time  incentive  options are  exercised  to the extent that the  exercise is followed by a disqualifying  disposition of the shares by the optionee. The 2004 period reflects a greater amount of tax benefits associated with the impact from the exercise of incentive stock options during the period as compared to 2005.
      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144,  (see Note 7 to the  Notes to  Condensed
Consolidated Statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor increased,  the Company has been able to offset  these  increases  through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a  material  impact on  operating  margins.  During  fiscal  2004,  the  Company experienced  significant  volatility  in beef prices as such prices for the year were generally above historical  levels.  During the first two quarters of 2005, beef  prices  were below 2004  levels.  However,  to the extent that beef prices during the remainder of fiscal 2005 were to rise to 2004 levels or significantly above previous  historical  levels,  it will have a material  negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the twenty-four weeks ended June 14, 2005 and June 15, 2004:

                                                               TWENTY-FOUR WEEKS ENDED
                                                               -----------------------
                                                       JUNE 14, 2005            JUNE 15, 2004
                                                       -------------            -------------

Net cash provided by operating activities..............$    25,833              $    16,836
Net cash used in investing activities..................    (39,767)                 (19,735)
Net cash used in financing activities..................     (5,946)                  (3,387)
Net cash provided by discontinued operations...........        287                    1,516
                                                       -----------            -------------
Net decrease in cash and cash equivalents..............$   (19,593)            $     (4,770)
                                                       ============            =============

      The  increase  in net  cash  provided  by  operating  activities  for  the twenty-four  week period ended June 14, 2005 compared to the prior period is due primarily to the increase in non-cash stock  compensation,  decreases in certain operating  assets and  decreases  in income tax payments  during  fiscal 2005 as compared to fiscal 2004.

      Net cash used in investing activities increased primarily due to increases in property and equipment  additions  and the purchase of short-term  securities partially offset by a reduction in cash used for acquisitions.

      During the  twenty-four  week period  ended June 14, 2005,  the  Company's investment in property and equipment was $17,847 compared to $9,245 for the same period in 2004.

      During the  twenty-four  weeks ended June 14, 2005,  the Company  invested
$21,111 in short term securities  primarily consisting of investments in auction rate securities  with  contractual  maturities of up to 30 years.  There were no investments  in short-term  securities in the comparable  period of 2004.  These auction rate securities have interest re-set dates that occur every 7 to 90 days and can be actively  marketed at ongoing auctions that occur every 7 to 90 days.
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

      On January 28, 2004, the Company  acquired TXCC for an aggregate  purchase price of $23,496 which consisted of cash,  shares of the Company's  common stock and the assumption of certain  liabilities.  The cash portion of the acquisition was funded from the Company's  existing  cash  balances and was $12,505,  net of cash  acquired.  In May 2005,  the  Company  acquired  for  $1,200 in cash,  the remaining minority interest of certain limited partners in TXCC - Preston,  L.P.
in which the Company owned a 60% interest.

      During the  twenty-four  week  period  ended June 14,  2005,  the  Company received  net  proceeds  of $1,629 from the  issuance  of 164,083  shares of its common stock due to the exercise of stock options compared to proceeds of $4,028 from the issuance of 468,034 shares in the comparable period of 2004.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's common stock. During the twenty-four weeks ended June 14, 2005 and
June 15, 2004,  the Company made no purchases of its common  stock.  At June 14,
2005,  the  Company  may  purchase up to  2,026,190  shares of its common  stock pursuant to its current authorization by the Board of Directors.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2005,  the Company  increased its quarterly  cash dividend from $.175 to $.195 per share  commencing in the second quarter of fiscal 2005.  During the  twenty-four  weeks ended June 14, 2005, the
Company  paid  dividends  of $7,575 or $0.37 per share as  compared to $7,415 or
$0.35 per share in the same period in 2004.

      At June 14, 2005, the Company had $18,922 in cash and cash equivalents and
$54,611  in short  term  investments.  As  described  in Note 4 to the  Notes to
Condensed  Consolidated  Financial  Statements in the Form 10-Q, the Company has
unsecured  revolving  credit  facilities  that may  permit  borrowings  of up to
$55,000  which  expire in October  2007.  At June 14,  2005,  the Company had no
outstanding borrowings.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the twenty-four  weeks ended June 14, 2005,  the Company had no positions in futures contracts.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            The Company's  exposure to market risks was not  significant  during the twenty-four weeks ended June 14, 2005.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On June 1, 2005,  the Company  announced  that it had entered into a
            Stipulation  of  Settlement  agreement  with the  California  Public
            Employees  Retirement System ("CalPERS")  relating to the settlement of the class  action  and  derivative  lawsuit  brought  by  CalPERS against  Lone  Star.  The  settlement,  which  is  subject  to court approval,  resolves all claims raised by the parties in  litigation.
            As part of the  Stipulation  of  Settlement,  the parties  agreed to release  each  other  from any and all  current  and  future  claims related to the litigation.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The table below  provides  information  concerning the repurchase of shares of the  Company's  common stock during the twelve weeks ended
            June  14,  2005.  The  Board  of  Directors  on  November  17,  2004
            authorized  the Company to repurchase up to 2,026,190  shares of the
            Company's   common   stock.   Since   commencing   the  most  recent
            authorization for share repurchase,  the Company has not repurchased any shares of its common stock through June 14, 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES
                                                                          (c)Total number         (d) Maximum
                                                                             of Shares           Number of shares Number
                                    (a) Total                             Purchased as Part        that May Yet Be
                                    Number of           (b)  Average         of Publicly           Purchased Under
                                      Shares           Price Paid per      Announced Plans          the Plans or
            Period                  Purchased             Share             or Programs               Programs
           March 23,
           through                      -                   -                   -                     2,026,190
           April 19,

           April 20,
           through                      -                   -                   -                     2,026,190
           May 17,

           May 18,
           through                      -                   -                   -                     2,026,190
           June 14,

           Total                        -                   -                   -                     2,026,190

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

                                       LONE STAR STEAKHOUSE & SALOON, INC.
                                       (Registrant)

Date: July 25, 2005                    /s/ John D. White
                                       -------------------
                                       John D. White
                                       Chief Financial Officer