Form 10-Q
period 2005-09-06
LONE STAR STEAKHOUSE & SALOON INC
filed 2005-10-17
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarter ended                    Commission file number
           September 6, 2005                           0-19907
           -----------------                           -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              48-1109495
               --------                              ----------
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

Indicate by check mark whether the  registrant  (1) has filed all  documents and reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days.     /X/ YES /_/ NO

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.)   /X/ YES /_/ NO

Indicate by check mark whether the  registrant is a shell Company (as defined in
Rule 12b-2 of the Exchange Act).   /_/ YES  /X/ NO

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

                Class                         Outstanding at October 10, 2005
                -----                         -------------------------------
      Common Stock, $.01 Par Value                 20,668,226 Shares

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                       Page
                                                                       Number
                                                                       ------
PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS                              2
      AT SEPTEMBER 6, 2005 AND DECEMBER 28, 2004

      CONDENSED CONSOLIDATED STATEMENTS OF                               3
      INCOME FOR THE TWELVE WEEKS ENDED
      SEPTEMBER 6, 2005 AND SEPTEMBER 7, 2004

      CONDENSED CONSOLIDATED STATEMENTS OF                               4
      INCOME FOR THE THIRTY-SIX WEEKS ENDED
      SEPTEMBER 6, 2005 AND SEPTEMBER 7, 2004

      CONDENSED CONSOLIDATED STATEMENTS OF                               5
      CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
      SEPTEMBER 6, 2005 AND SEPTEMBER 7, 2004

      NOTES TO CONDENSED CONSOLIDATED                                    6
      FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND                                    11
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE                                    17
DISCLOSURES ABOUT MARKET RISKS

ITEM 4.  CONTROLS AND PROCEDURES                                        17

PART II.  OTHER INFORMATION
---------------------------
ITEMS 3 AND 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 1.  LEGAL PROCEEDINGS                                              18
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    18
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS                  19
ITEM 6.  EXHIBITS                                                       19

                                                 LONE STAR STEAKHOUSE & SALOON, INC.
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)
                                                             (Unaudited)

                                                                                September 6, 2005          December 28, 2004
                                                                                -----------------          -----------------
                                           ASSETS

Current assets:
    Cash and cash equivalents                                                   $          12,963            $        38,515
    Short-term investments                                                                 54,825                     33,500
                                                                                -----------------          -----------------
                                                                                           67,788                     72,015
    Inventories                                                                            11,904                     12,765
    Prepaid insurance deposits                                                             15,629                     14,537
    Other current assets                                                                   14,110                     13,757
                                                                                -----------------          -----------------
        Total current assets                                                              109,431                    113,074
Property and equipment                                                                    567,572                    539,087
Less accumulated depreciation and amortization                                           (232,596)                  (217,837)
                                                                                -----------------          -----------------
                                                                                          334,976                    321,250

Other assets:
    Deferred income taxes                                                                  22,495                     24,434
    Intangible and other assets, net                                                       42,285                     39,534
                                                                                -----------------          -----------------
           Total assets                                                         $         509,187            $       498,292
                                                                                =================            ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $          19,472            $        13,845
    Accrued self insurance                                                                 18,527                     15,094
    Other current liabilities                                                              35,207                     44,813
                                                                                -----------------          -----------------
           Total current liabilities                                                       73,206                     73,752

Long term liabilities, principally deferred compensation obligations                       23,576                     21,263
Deferred rent obligations                                                                  10,864                     10,496
                                                                                -----------------          -----------------
           Total liabilities                                                              107,646                    105,511
Stockholders' equity:
    Preferred stock                                                                           -                          -
    Common stock                                                                              207                        205
    Additional paid-in capital                                                            142,799                    139,570
    Retained earnings                                                                     262,198                    256,669
    Common stock held by Trust                                                             (3,663)                    (3,663)
                                                                                -----------------          -----------------
           Total stockholders' equity                                                     401,541                    392,781
                                                                                -----------------          -----------------
           Total liabilities and stockholders' equity                           $         509,187            $       498,292
                                                                                =================            ===============

                                                       See accompanying notes.

                                                 LONE STAR STEAKHOUSE & SALOON, INC.
                                             Condensed Consolidated Statements of Income
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)

                                                                                          For the twelve weeks ended
                                                                                -------------------------------------------
                                                                                September 6, 2005          September 7, 2004
                                                                                -----------------          -----------------
                                                                                                             As Restated

Net sales                                                                       $       148,802            $      148,045
Costs and expenses:
    Costs of sales                                                                       51,776                    54,271
    Restaurant operating expenses                                                        78,405                    72,147
    Depreciation and amortization                                                         4,535                     4,696
                                                                                ---------------            --------------
Restaurant costs and expenses                                                           134,716                   131,114
General and administrative expenses                                                      10,585                    11,431
Hurricane disaster relief donation                                                        1,853                         -
Provision for casualty losses                                                               800                         -
Non-cash stock compensation expense (credit)                                                 36                      (290)
                                                                                ---------------            --------------
Income from operations                                                                      812                     5,790
Other income,  net                                                                          584                       787
                                                                                ---------------            --------------
Income from continuing operations before income taxes                                     1,396                     6,577
Provision for income taxes                                                                  472                     2,109
                                                                                ---------------            --------------
Income from continuing operations                                                           924                     4,468
Discontinued operations:
    Income (loss) from operations before income tax                                          42                       (30)
    Income tax provision                                                                     (2)                      (29)
                                                                                ---------------            --------------
    Income (loss) from discontinued operations                                               40                       (59)
                                                                                ---------------            --------------
Net income                                                                      $           964            $        4,409
                                                                                ===============            ==============

Basic earnings per share:
    Continuing operations                                                       $          0.05            $         0.21
    Discontinued operations                                                                 -                         -
                                                                                ---------------            --------------
    Basic earnings per share                                                    $          0.05            $         0.21
                                                                                ===============            ==============
Diluted earnings per share:
    Continuing operatons                                                        $          0.02            $         0.17
    Discontinued operations                                                                 -                         -
                                                                                ---------------            --------------
    Diluted earnings per share                                                  $          0.02            $         0.17
                                                                                ===============            ==============

Dividends per share                                                             $         0.195            $        0.175
                                                                                ===============            ==============

                                                       See accompanying notes.

                                                 LONE STAR STEAKHOUSE & SALOON, INC.
                                             Condensed Consolidated Statements of Income
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)

                                                                                      For the thirty-six weeks ended
                                                                                --------------------------------------------
                                                                                September 6, 2005          September 7, 2004
                                                                                -----------------          -----------------
                                                                                                             As Restated

Net sales                                                                       $       467,737            $      464,171
Costs and expenses:
    Costs of sales                                                                      162,792                   168,051
    Restaurant operating expenses                                                       229,094                   219,361
    Depreciation and amortization                                                        13,376                    14,028
                                                                                ---------------            --------------
Restaurant costs and expenses                                                           405,262                   401,440
General and administrative expenses                                                      32,922                    32,351
Hurricane disaster relief donation                                                        1,853                       -
Provision for casualty losses                                                               800                       -
Non-cash stock compensation expense                                                       1,677                       505
                                                                                ---------------            --------------
Income from operations                                                                   25,223                    29,875
Other income, net                                                                           785                       814
                                                                                ---------------            --------------
Income from continuing operations before income taxes                                    26,008                    30,689
Provision for income taxes                                                                8,756                    10,015
                                                                                ---------------            --------------
Income from continuing operations                                                        17,252                    20,674
Discontinued operations:
    Income (loss) from operations before income tax                                        (115)                       13
    Income tax provision                                                                     (8)                      (15)
                                                                                ---------------            --------------
    Loss from discontinued operations                                                      (123)                       (2)
                                                                                ---------------            --------------
Net income                                                                      $        17,129            $       20,672
                                                                                ===============            ==============

Basic earnings per share:
    Continuing operations                                                       $          0.85            $         0.97
    Discontinued operations                                                               (0.01)                      -
                                                                                ---------------            --------------
    Basic earnings per share                                                    $          0.84            $         0.97
                                                                                ===============            ==============
Diluted earnings per share:
    Continuing operatons                                                        $          0.77            $         0.87
    Discontinued operations                                                               (0.01)                      -
                                                                                ---------------            --------------
    Diluted earnings per share                                                  $          0.76            $         0.87
                                                                                ===============            ==============

Dividends per share                                                             $         0.565            $        0.525
                                                                                ===============            ==============

                                                       See accompanying notes.

                                                 LONE STAR STEAKHOUSE & SALOON, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                        For the thirty-six weeks ended
                                                                                --------------------------------------------
                                                                                September 6, 2005          September 7, 2004
                                                                                -----------------          -----------------

Cash flows from operating activities:                                                                        As Restated
    Net income                                                                  $        17,129            $       20,672
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                                    15,465                    15,983
        Non-cash stock compensation expense                                               1,677                       505
        Loss (gain) on sale of assets                                                       155                    (1,271)
        Provision for asset impairments                                                     122                         -
        Provision for casualty loss                                                         800                         -
        Deferred income taxes                                                            (1,375)                      458
        Loss from discontinued operations                                                   123                         2
        Net change in operating assets and liabilities:
             Change in operating assets                                                     985                     2,016
             Change in operating liabilities                                                321                    (8,999)
                                                                                ---------------            --------------
Net cash provided by operating activities of continuing operations                       35,402                    29,366
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                                   (1,200)                  (12,579)
    Purchases of short-term investments, net                                            (21,325)                       -
    Purchases of property and equipment                                                 (30,704)                  (16,399)
    Proceeds from sale of assets                                                            113                     1,816
    Other                                                                                   191                     1,317
                                                                                ---------------            --------------
Net cash used in investing activities of continuing operations                          (52,925)                  (25,845)
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                            2,038                     5,855
    Common stock repurchased and retired                                                      -                   (15,607)
    Cash dividends                                                                      (11,600)                  (11,205)
                                                                                ---------------            --------------
Net cash used in financing activities of continuing operations                           (9,562)                  (20,957)
Net cash provided by discontinued operations                                              1,533                     1,434
                                                                                ---------------            --------------
Net decrease in cash and cash equivalents                                               (25,552)                  (16,002)
Cash and cash equivalents at beginning of period                                         38,515                    96,230
                                                                                ---------------            --------------
Cash and cash equivalents at end of period                                      $        12,963            $       80,228
                                                                                ===============            ==============

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                  $        12,089            $       13,758
                                                                                ===============            ==============

Non cash investing activities:
    Issuance of common stock in connection with acquisition                     $          -               $        2,679
                                                                                ===============            ==============

Non cash financing activities:
    Impact of litigation settlement on deferred taxes and additional
      paid-in capital                                                           $         1,744            $          -
                                                                                ===============            ==============

                                                      See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.  Accordingly,  they do not include all the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements.  In the opinion of management all adjustments,  consisting of normal,  recurring  accruals,  which Lone Star Steakhouse & Saloon, Inc. (the
"Company") considers necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The results for the  thirty-six  weeks ended  September 6, 2005 are not  necessarily indicative  of the results to be expected for the full year ending  December 27,
2005. This quarterly  report on Form 10-Q should be read in conjunction with the
Company's audited consolidated financial statements in its annual report on Form
10-K for the year ended December 28, 2004.

     Certain  amounts for the prior year have been  reclassified to conform with the current year's presentation.

2.   RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     In December  2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information  for the twelve weeks and the  thirty-six  weeks ended  September 7,
2004,  has  been  restated  to  reflect   depreciation  for  certain   leasehold
improvements  and to recognize  rent  expense on a straight  line basis over the expected lease term,  including renewal option periods where failure to exercise such options would result in an economic  penalty to the Company.  See Note 1 to the  Consolidated  Financial  Statements  in the  Company's  2004  Form 10-K for
further discussion.

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
In addition, for purposes of diluted computations,  net income has been adjusted for all periods  presented to reflect the  dilutive  effect on net income of the assumed settlement of certain deferred compensation liabilities.

                       The following table sets forth the computation of basic and diluted earnings per share
                                          (amounts in thousands, except per share amounts):

                                                                 For the twelve              For the thirty-six
                                                                   weeks ended                   weeks ended
                                                         -----------------------------   -----------------------------
                                                            Sept. 6,         Sept. 7,       Sept. 6,         Sept. 7,
                                                              2005             2004           2005             2004
                                                              ----             ----           ----             ----

Basic earnings per share computation:

Numerator:
Income from continuing operations                          $    924         $  4,468       $ 17,252         $ 20,674
Discontinued operations, net of income tax                       40              (59)          (123)              (2)
                                                           --------         --------       --------         --------
Net income                                                 $    964         $  4,409       $ 17,129         $ 20,672
                                                           ========         ========       ========         ========

Denominator:
  Weighted average number of shares outstanding              20,476           21,452         20,381           21,224
                                                           ========         ========       ========         ========

Basic earnings per share:
  Continuing operations                                    $   0.05         $   0.21       $   0.85         $   0.97
  Discontinued operations                                      --               --            (0.01)            --
                                                           --------         --------       --------         --------
Basic earnings per share                                   $   0.05         $   0.21       $   0.84         $   0.97
                                                           ========         ========       ========         ========

Diluted earnings per share computation:

Numerator:
Income from continuing operations                          $    924         $  4,468       $ 17,252         $ 20,674

Adjustment for assumed settlement of deferred
   compensation liabilities                                    (474)            (237)           (65)             110
                                                           --------         --------       --------         --------
Diluted income from continuing operations                       450            4,231         17,187           20,784
Discontinued operations, net of income tax                       40              (59)          (123)              (2)
                                                           --------         --------       --------         --------
Diluted net income                                         $    490         $  4,172       $ 17,064         $ 20,782
                                                           ========         ========       ========         ========

Denominator:
  Weighted average number of shares outstanding              20,476           21,452         20,381           21,224
  Effect of dilutive employee stock options                   1,799            2,394          1,867            2,567
  Effect of shares issuable to settle deferred
   compensation liabilities                                     177              177            177              177
                                                           --------         --------       --------         --------
                                                             22,452           24,023         22,425           23,968
                                                           ========         ========       ========         ========

Diluted earnings per share:
  Continuing operations                                    $   0.02         $   0.17       $   0.77         $   0.87
  Discontinued operations                                      --               --            (0.01)            --
                                                           --------         --------       --------         --------
Diluted earnings per share                                 $   0.02         $   0.17       $   0.76         $   0.87
                                                           ========         ========       ========         ========

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
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the  Company  may elect to pay  interest  at the higher of  SunTrust
Bank's  published  prime rate or the  Federal  Funds Rate plus  one-half  of one percent (0.50%);  or the LIBOR rate plus one and one-half  percent (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily  unused  amount of the credit  facility.  At  September 6, 2005 and at
December  28,  2004,  there  were no  borrowings  outstanding  under the  credit facility.

     The Company also has entered into a $5,000  revolving  term loan  agreement with a bank, under which no borrowings were outstanding at September 6, 2005 and
December 28, 2004. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

5.   COMMON STOCK TRANSACTIONS

     The Board of  Directors  has from time to time  authorized  the  Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the  thirty-six  weeks ended  September  6, 2005.  The Company  purchased
670,300 shares of its common stock during the thirty-six  weeks ended  September
7, 2004.  The Company is  accounting  for any purchases  using the  constructive retirement method of accounting  wherein the aggregate par value of the stock is charged to the  common  stock  account  and the excess of cost over par value is charged to paid-in capital. At September 6, 2005, the Company may purchase up to
2,026,190  shares of its common stock pursuant to its current  authorization  by the Board of Directors.

     During the thirty-six  weeks ended September 6, 2005, the Company  received net proceeds of $2,038 from the  issuance of 198,686  shares of its common stock due to the  exercise  of  stock  options.  During  the  thirty-six  weeks  ended
September 7, 2004, the Company received net proceeds of $5,855 from the issuance of 689,565  shares of its common stock in connection  with the exercise of stock options.

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
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  Condensed  Consolidated Balance
Sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred compensation obligations.  At September 6, 2005, the Trust held 177,145 shares of the Company's  common stock.  Included in non-cash stock  compensation expense for the twelve weeks ended September 6, 2005 and September 7, 2004 was a credit of ($758) and  ($379),  respectively,  relating  to the changes in market price for such shares.  The charges  (credits)  for the  thirty-six  weeks ended
September 6, 2005 and September 7, 2004 were ($105) and $175, respectively.

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

                                                   For the Twelve Weeks Ended      For the Thirty-six Weeks Ended
                                                   --------------------------      ------------------------------
                                                   September 6,   September 7,     September 6,    September 7,
                                                      2005           2004            2005              2004
                                                      ----           ----            ----              ----
Income (loss) from operations                      $    42        $   (30)         $ (115)         $     13
Income tax expense                                      (2)           (29)             (8)              (15)
                                                   -----------    -----------      -----------     -------------

Income (loss) from
 discontinued operations                           $    40        $   (59)         $ (123)         $     (2)
                                                   ===========    ===========      ===========     =============

8.   INCOME TAX

     The  effective  income tax rate from  continuing  operations  was 33.8% and
32.1% for the  twelve  weeks  ended  September  6, 2005 and  September  7, 2004, respectively,  and 33.7% and 32.6% for the thirty-six  weeks ended  September 6,
2005 and September 7, 2004, respectively.  The factors which cause the effective tax rates to vary from the federal  statutory  rate of 35% include  state income taxes,  the  impact  of  FICA  Tip and  other  credits,  certain  non-deductible expenses,  and the tax effect of incentive stock options.  There is generally no tax impact to the  Company  associated  with  incentive  stock  options  and the related  compensation  associated  with such  options in the  income  statement.
However,  tax benefits may arise related to the  incentive  stock options at the time the options are  exercised to the extent that the exercise is followed by a disqualifying  disposition of the shares by the optionee. The 2004 effective tax rates  reflect  a greater  amount of tax  benefits  arising  from  disqualifying dispositions of incentive stock options as compared to 2005.

9.   LITIGATION

     On August 15, 2005,  the Company  received an Order and Final Judgment from the Court of Chancery of the state of Delaware  relating to the  Stipulation  of
Settlement of the class action and derivative  lawsuit brought by the California
Public  Employees   Retirement  System  ("CalPERS")  against  the  Company.  The settlement  resolves  all  claims  raised  by  the  parties  in  litigation.  In connection  with the  settlement,  the parties agreed to release each other from any and all current and future claims related to the litigation.  As part of the settlement,  certain of the Company's  current and former Directors agreed to an upward  repricing of certain stock  options or  personally  make payments to the
Company as additional  proceeds in connection  with certain  options  previously exercised.  In addition,  the Company's insurance provider made a payment in the amount of $3,000 under the Company's Directors, Officers and Corporate insurance policy of which $2,500 was awarded for attorneys' fees and expenses on behalf of
CalPERS.  The remaining $500 was paid to the Company for  reimbursement of legal costs and expenses and is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

     The aggregate  effect of the repricing  provisions of the  settlement  will result in  additional  proceeds  to the Company of  approximately  $4,700 if all options are ultimately exercised. The Company received $115 in cash from certain
Directors  which  represented   additional   proceeds  from  options  previously
exercised and  accordingly,  such amounts were  recorded as  Additional  Paid-in
Capital.  The upward  repricing of the  remaining  stock  options will result in additional  proceeds  when the options are  exercised  which will be credited to
Additional Paid-in Capital. In connection with the upward repricing of the stock options,  the Company  recorded a charge to  Additional  Paid-in  Capital in the amount of $1,744 to  reflect a  reduction  of the  related  deferred  tax assets applicable to such repricing.

10.  HURRICANE RELATED COSTS

     In connection  with disaster  relief for the victims of Hurricane  Katrina, the Company  donated to the American  Red Cross an amount of $1,853.  The amount donated was 100% of its restaurant sales on Labor Day, September 5, 2005.

     In  addition,  the  Company  provided  $800 as a  casualty  loss  provision associated with its  restaurants  which were damaged by Hurricane  Katrina.  The principal  amount of such losses relate to estimated  property damages for which insurance  recoveries  will not be  available  due to  limitations  of insurance deductible amounts.

11.  SUBSEQUENT EVENTS

     On October 4, 2005, the Board of Directors declared the Company's quarterly cash dividend of $.195 per share  payable  October 28, 2005 to  shareholders  of record on October 14, 2005.

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
     The Company opened one restaurant in each of thirty-six  week periods ended
September  6, 2005 and  September 7, 2004.  In June 2005,  a domestic  Lone Star restaurant was destroyed by fire.
     There were 251 operating  domestic Lone Star restaurants as of September 6,
2005  including  three  restaurants  in New Orleans,  temporarily  closed due to
Hurricane  Katrina.  These  restaurants will not likely be repaired and reopened until 2006.  In addition,  a licensee  operates  four Lone Star  restaurants  in
California.
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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     In December  2004, the Company  commenced a review of its lease  accounting and leasehold  depreciation  policies.  As a result of that review,  the Company determined  it  appropriate  to  restate  its prior  financial  statements.  The information  for the twelve weeks and thirty-six  weeks ended September 7, 2004, has been restated to reflect depreciation for certain leasehold improvements and to recognize rent expense on a straight line basis over the expected lease term, including  renewal  option  periods where failure to exercise such options would result  in an  economic  penalty.  See  Note  1 to  the  Consolidated  Financial
Statements in the Company's 2004 Form 10-K for further discussion.

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

                                                                      Twelve Weeks Ended (1)            Thirty-six Weeks Ended
                                                                  -----------------------------    ------------------------------
                                                                  Sept. 6, 2005   Sept. 7, 2004    Sept. 6, 2005    Sept. 7, 2004
                                                                  -------------   -------------    -------------    -------------
                                                                                   As Restated                       As Restated
STATEMENT OF OPERATIONS DATA:
      Net sales..................................................     100.0%          100.0%             100.0%         100.0%

      Costs and expenses:
            Costs of sales ......................................      34.8            36.7               34.8           36.2
            Restaurant operating expenses .......................      52.7            48.7               49.0           47.3
            Depreciation and amortization .......................       3.0             3.2                2.8            3.0
                                                                      -----           -----              -----          -----
                  Restaurant costs and expenses .................      90.5            88.6               86.6           86.5

      General and administrative expenses .......................       7.1             7.7                7.0            7.0
      Hurricane disaster relief donation ........................       1.3              --                0.4             --
      Provision for casualty losses .............................       0.5              --                0.2             --
      Non-cash stock compensation expense (credit) ..............        --            (0.2)               0.4            0.1
                                                                      -----           -----              -----          -----

      Income from operations ....................................       0.6             3.9                5.4            6.4
      Other income, net .........................................       0.4             0.5                0.2            0.2
                                                                      -----           -----              -----          -----

      Income from continuing operations before income taxes .....       1.0             4.4                5.6            6.6
      Provision for income taxes ................................       0.3             1.4                1.9            2.1
                                                                      -----           -----              -----          -----

      Income from continuing operations .........................       0.7             3.0                3.7            4.5
      Income (loss) from discontinued operations, net of
       applicable income taxes ..................................        --              --                 --             --
                                                                      -----           -----              -----          -----

      Net income ................................................       0.7%            3.0%               3.7%           4.5%
                                                                      =====           =====              =====          =====

(1)  The Company  operates on a fifty-two or fifty-three  week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve, twelve, twelve and sixteen or seventeen weeks, respectively

LONE STAR STEAKHOUSE & SALOON, INC.

       TWELVE WEEKS ENDED SEPTEMBER 6, 2005 COMPARED TO TWELVE WEEKS ENDED
   SEPTEMBER 7, 2004 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  increased  $757 or 0.5% to $148,802  for the twelve  weeks ended
September 6, 2005,  compared to $148,045 for the twelve weeks ended September 7,
2004. The Company's blended same store sales,  representing net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the current and  comparable  prior year period  increased  0.4%.  The  Company's average check increased 1.9% and guest counts decreased 1.4%.
     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 34.8% from 36.7% due  primarily to decreased  costs for beef partly offset by  increased  costs for  seafood  items as a result  of  changes  in the menu-mix.
     Restaurant  operating expenses for the twelve weeks ended September 6, 2005 increased  $6,258 to $78,405  compared  to $72,147 in the prior year  period and increased  as a  percentage  of net  sales  to 52.7%  from  48.7%.  Labor  costs increased 1.2% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs increased 1.2% as the result of increased media print costs related to direct  marketing.  Building  maintenance costs increased
..6% and  utility  costs,  primarily  for  electricity,  increased  .3%.  Remodel expenses increased .2%.
     Depreciation  and  amortization  decreased  $161 for the twelve weeks ended
September 6, 2005 compared with the prior period.  The decrease is  attributable to the continued  reduction in depreciation  for certain assets that have become fully  depreciated  for the  Company's  historical  concepts.  This  decrease is partially offset by the depreciation of assets related to the TXCC acquisition.
     General and  administrative  expenses  decreased  $846 for the twelve weeks ended September 6, 2005 compared to the prior period. General and administrative expense reflects a decrease in bonus compensation expense and professional fees.
In  addition,  general  and  administrative  expenses  were lower as a result of approximately  $500  received from an insurance  company in connection  with the settlement of the CalPERS litigation against the Company.
     Hurricane  disaster relief donation for the twelve weeks ended September 6,
2005 reflects the Company's contribution to the American Red Cross in connection with disaster relief for the victims of Hurricane  Katrina.  The Company donated
100% of its restaurant sales of $1,853 on Labor Day, September 5, 2005.
     Provision  for casualty  loss for the twelve weeks ended  September 6, 2005 reflects the Company's  estimate of losses associated with its restaurants which were damaged by Hurricane Katrina. The principal amount of such losses relate to estimated property damages for which insurance  recoveries will not be available due to limitations of insurance deductible amounts.
     Non-cash stock compensation expense for the twelve weeks ended September 6,
2005 was $36 compared to a credit of $290 for the prior year period.  The change reflects  an  increase  of $705  related  to the  amortization  of  stock  based compensation  in 2005 compared to 2004,  reflecting  the impact of stock options granted in December 2004 and during 2005. The increase is partially offset by an increase in the credit  arising from the  accounting  for certain  shares of the
Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement  (See Note 5 to Condensed  Financial  Statements)  as the credit was
$758 for 2005 compared to $379 in the prior year.
      Other  income,  net for the twelve weeks ended  September 6, 2005 was $584 compared to $787 for the prior year. The decrease for 2005 primarily  reflects a reduction from gains on sale of assets as compared to 2004.
     The  effective  income tax rate from  continuing  operations  was 33.8% and
32.1% for the  twelve  weeks  ended  September  6, 2005 and  September  7, 2004, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such options in the income  statement.  However,  tax benefits may arise at the time  incentive  options are  exercised  to the extent that the  exercise is followed by a disqualifying  disposition of the shares by the optionee. The 2004 period reflects a greater amount of tax benefits associated with the impact from the exercise of incentive stock options as compared to 2005.
      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144  (see  Note 7 to the  Notes to  Condensed
Consolidated Statements).

LONE STAR STEAKHOUSE & SALOON, INC.

      THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 2005 COMPARED TO THIRTY-SIX WEEKS
                             ENDED SEPTEMBER 7, 2004
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  increased  $3,566 or 0.8% to $467,737 for the  thirty-six  weeks ended  September 6, 2005,  compared to $464,171 for the  thirty-six  weeks ended
September  7, 2004.  Sales for the  thirty-six  weeks  ended  September  6, 2005 include  thirty-six  weeks of sales for TXCC  compared with the prior period for fiscal 2004 which includes sales of TXCC covering a thirty-two week period.  The
Company's  blended same store sales,  representing  net sales, by store, for all the  Company  owned  restaurant  concepts  opened for more than 18 months in the current and comparable prior year period  decreased 0.5%. The Company's  average check increased 2.4% and guest counts decreased 2.9%.
     Costs of sales, primarily food and beverages,  decreased as a percentage of net sales to 34.8% from 36.2% due  primarily to decreased  costs for beef partly offset by  increased  costs for  seafood  items as a result  of  changes  in the menu-mix.
     Restaurant  operating  expenses for the thirty-six weeks ended September 6,
2005 increased $9,733 to $229,094  compared to $219,361 in the prior year period and  increased  as a  percentage  of net sales to 49.0% from 47.3%.  Labor costs increased  .8% primarily as the result of increased  management  staffing at the
restaurants.   Advertising  costs  increased  .2%.  Building  maintenance  costs increased .4% and utility costs increased .2%. Remodel  expenses  increased .1%.
The increases were partially offset by a decrease in certain insurance costs and a decrease in preopening expenses.
     Depreciation and amortization decreased $652 for the thirty-six weeks ended
September 6, 2005 compared with the prior period.  The decrease is  attributable to the continued  reduction in depreciation  for certain assets that have become fully  depreciated  for the  Company's  historical  concepts.  This  decrease is partially offset by the depreciation of assets related to the TXCC acquisition.
     General and administrative expenses increased $571 for the thirty-six weeks ended September 6, 2005 compared to the prior period. General and administrative expenses reflect an increase of approximately  $300 for increases related to the
TXCC  acquisition for the additional four week period included in fiscal 2005 as compared with the prior period. In addition,  general and  administrative  costs reflect higher travel  expenses,  increased  Sarbanes-Oxley  compliance costs as well as increased costs for legal services.  The increases are offset in part by approximately  $500  received from an insurance  company in connection  with the settlement of the CalPERS litigation against the Company.
     Hurricane disaster relief donation for the thirty-six weeks ended September
6,  2005  reflects  the  Company's  contribution  to the  American  Red Cross in connection  with  disaster  relief for the  victims of  Hurricane  Katrina.  The

Company donated 100% of its restaurant  sales of $1,853 on Labor Day,  September
5, 2005.
     Provision for casualty  loss for the  thirty-six  weeks ended  September 6,
2005 reflects the Company's  estimate of losses  associated with its restaurants which were damaged by Hurricane  Katrina.  The  principal  amount of such losses relate to estimated property damages for which insurance  recoveries will not be available due to limitations of insurance deductible amounts.
     Non-cash  stock  compensation   expense  for  the  thirty-six  weeks  ended
September  6, 2005 was $1,677  compared to $505 for the prior year  period.  The change is primarily  attributable  to an increase in the  amortization  of stock compensation  expense in 2005 compared to 2004,  reflecting  the impact of stock options  granted in December 2004 and during 2005. In addition,  the 2005 period includes a credit of $105  compared to a charge of $175 in the prior year period relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred compensation  arrangement (See Note 5 to the Notes to Condensed Consolidated Financial Statements).
      Other income,  net for the  thirty-six  weeks ended  September 6, 2005 was
$785 compared to $814 for the prior year.  The decrease in other income  results primarily  from a  decrease  in gains on sale of assets in 2005 as  compared  to
2004.
     The  effective  income tax rate from  continuing  operations  was 33.7% and
32.6% for the  thirty-six  weeks ended  September 6, 2005 and September 7, 2004, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such options in the income  statement.  However,  tax benefits may arise at the time  incentive  options are  exercised  to the extent that the  exercise is followed by a disqualifying  disposition of the shares by the optionee. The 2004 period reflects a greater amount of tax benefits associated with the impact from the exercise of incentive stock options as compared to 2005.
      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent  to fiscal 2002 which are  required  to be  reported as  discontinued
operations  pursuant  to SFAS No.  144  (see  Note 7 to the  Notes to  Condensed
Consolidated Statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor increased,  the Company has been able to offset  these  increases  through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a  material  impact on  operating  margins.  During  fiscal  2004,  the  Company experienced  significant  volatility  in beef prices as such prices for the year were generally above historical levels. During the first three quarters of 2005, beef  prices  were below 2004  levels.  However,  to the extent that beef prices during the  remainder  of fiscal 2005 or in future  periods were to rise to 2004 levels  or  significantly  above  previous  historical  levels,  it will  have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the thirty-six weeks ended September 6, 2005 and September 7, 2004:

                                                                Thirty-six Weeks Ended
                                                                ----------------------
                                                       September 6, 2005    September 7, 2004
                                                       -----------------    -----------------

Net cash provided by operating activities...........      $    35,402         $  29,366
Net cash used in investing activities...............          (52,925)          (25,845)
Net cash used in financing activities...............           (9,562)          (20,957)
Net cash provided by discontinued operations........            1,533             1,434
                                                          -----------         ---------
Net decrease in cash and cash equivalents...........      $   (25,552)        $ (16,002)
                                                          ===========         =========

     The  increase  in  net  cash  provided  by  operating  activities  for  the thirty-six  week period ended  September 6, 2005 compared to the prior period is due  primarily  to the  increase  in stock  compensation,  decreases  in certain operating  assets and decreases in operating  liabilities  related to income tax payments during fiscal 2005 as compared to fiscal 2004.

     Net cash used in investing  activities increased primarily due to increases in property and equipment  additions and the purchase of short-term  investments partially offset by a reduction in cash used for acquisitions.

     During the  thirty-six  week period ended  September 6, 2005, the Company's investment  in property and  equipment  was $30,704  compared to $16,399 for the same period in 2004.

     During the thirty-six  weeks ended September 6, 2005, the Company  invested
$21,325  in  short  term  investments   primarily  consisting  of  auction  rate
securities  with  contractual  maturities  of up  to 30  years.  There  were  no investments in short-term  investments in the comparable  period of 2004.  These auction rate securities have interest re-set dates that occur every 7 to 90 days and can be actively  marketed at ongoing auctions that occur every 7 to 90 days.
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

      On January 28, 2004, the Company  acquired TXCC for an aggregate  purchase price of $23,496 which consisted of cash,  shares of the Company's  common stock and the assumption of certain  liabilities.  The cash portion of the acquisition was funded from the Company's  existing  cash  balances and was $12,579,  net of cash  acquired.  In May 2005,  the  Company  acquired  for  $1,200 in cash,  the remaining minority interest of certain limited partners in TXCC - Preston,  L.P.
in which the Company owned a 60% interest.

     During the  thirty-six  week period ended  September  6, 2005,  the Company received  net  proceeds  of $2,038 from the  issuance  of 198,686  shares of its common stock due to the exercise of stock options compared to proceeds of $5,855 from the issuance of 689,565 shares in the comparable period of 2004.

     The Company's  Board of Directors has  authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's common stock. During the thirty-six weeks ended September 6, 2005, the Company made no purchases of its common stock. The Company purchased 670,300 shares  of its  common  stock  at an  average  cost of  $23.28  per  share or an aggregate cost of $15,067 during the thirty-six  weeks ended  September 7, 2004.
At  September 6, 2005,  the Company may  purchase up to 2,026,190  shares of its common stock pursuant to its current authorization by the Board of Directors.

     The Company has paid quarterly cash dividends on its common stock since the second  quarter of fiscal  2000.  In January  2005,  the Company  increased  its quarterly  cash dividend from $.175 to $.195 per share  commencing in the second quarter of fiscal 2005. During the thirty-six weeks ended September 6, 2005, the
Company paid  dividends of $11,600 or $0.565 per share as compared to $11,205 or
$0.525 per share in the same period in 2004.

     At September 6, 2005, the Company had $12,963 in cash and cash  equivalents and $54,825 in short term  investments.  As  described in Note 4 to the Notes to
Condensed  Consolidated  Financial  Statements in the Form 10-Q, the Company has
unsecured  revolving  credit  facilities  that may  permit  borrowings  of up to
$55,000 which expire in October  2007. At September 6, 2005,  the Company had no
outstanding borrowings.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the thirty-six  weeks ended  September  6, 2005,  the Company  had no  positions  in futures contracts.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company's  exposure to market risks was not significant during the thirty-six weeks ended September 6, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On August 15, 2005,  the Company  received an Order and Final Judgment from the Court of Chancery  of the state of  Delaware  relating to the
          Stipulation of Settlement of the class action and  derivative  lawsuit
          brought  by  the  California   Public  Employees   Retirement   System
          ("CalPERS")  against the Company.  The settlement  resolves all claims
          raised  by  the  parties  in  litigation.   In  connection   with  the
          settlement,  the parties agreed to release each other from any and all current and future claims  related to the  litigation.  As part of the settlement,  certain of the  Company's  current  and former  Directors agreed to an upward  repricing of certain  stock options or personally make payments to the Company as additional proceeds in connection with certain  options  previously  exercised.  In addition,  the  Company's insurance  provider  made a payment in the amount of $3,000  under the
          Company's Directors,  Officers and Corporate insurance policy of which
          $2,500 was  awarded  for  attorneys'  fees and  expenses  on behalf of
          CalPERS.  The remaining $500 was paid to the Company for reimbursement of legal costs and expenses.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The table below  provides  information  concerning  the  repurchase of shares of the  Company's  common  stock  during the twelve weeks ended
          September  6,  2005.  The Board of  Directors  on  November  17,  2004
          authorized  the Company to  repurchase  up to 2,026,190  shares of the
          Company's  common  stock.   Since  this  date,  the  Company  has  not
          repurchased any shares of its common stock through September 6, 2005.

                               ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c)Total number
                                                                   of Shares         (d) Maximum
                                                                  Purchased as     Number of shares
                              (a) Total                         Part of Publicly   that May Yet Be
                              Number of      (b)Average             Announced      Purchased Under
                               Shares       Price Paid Per          Plans or         the Plans or
            Period            Purchased         Share               Programs           Programs

          June 15,
          through
          July 12                    -                 -                      -          2,026,190

          July 13,
          through                    -                 -                      -          2,026,190
          August 9,

          August 10,
          through                    -                 -                      -          2,026,190
          September 6,

          Total                      -                 -                      -          2,026,190

(1)  Repurchases  are subject to prevailing  market prices,  may be made in open
     market  or  in  privately   negotiated   transactions,   may  occur  or  be
     discontinued  at any time.  There can be no assurance that the Company will repurchase any shares.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

          On June 21, 2005, the Company held its Annual Meeting of  Stockholders
          (the "Meeting").  At the Meeting, the stockholders  re-elected William
          B. Greene, Jr. and Fred B. Chaney,  Ph.D. to the Board of Directors to
          serve until the 2008 Annual  Meeting of  Stockholders  and until their successors  have  been duly  elected  and  qualified.  As to the newly re-elected  Directors,  there were 19,254,891  votes "For" and 554,079 votes "Abstain" for Mr. Greene,  18,713,150  votes "For" and 1,095,820 votes "Abstain" for Fred B. Chaney,  Ph.D. The  stockholders  ratified the  appointment of Ernst & Young LLP for the year ending December 27,
          2005. As to the ratification of auditors,  there were 19,485,611 votes
          "For", 245,450 votes "Against" and 77,909 votes "Abstained".

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

                                         LONE STAR STEAKHOUSE & SALOON, INC.
                                         (Registrant)

     Date:  October 17, 2005             /s/ John D. White
                                         -------------------------
                                         Chief Financial Officer