Form 10-K
period 2005-12-27
LONE STAR STEAKHOUSE & SALOON INC
filed 2006-03-13
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                 [FEE REQUIRED]

      For the fiscal year ended DECEMBER 27, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                          Common Stock, $.01 par value

      Indicate by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if the registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act Yes |_| No |X|

      Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes |_| No |X|

      Indicate  by check mark  whether the  registrant(1)  has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. |X|

      Indicate  by check mark  whether  the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):

Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer  |_|

      Indicate  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12-b-2 of the Exchange Act). Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes |X| No |_|

      As of June 14, 2005, the aggregate market value of the Registrant's Common
Stock held by non-affiliates of the Registrant was $559,730,900. Solely for the
purpose of this  calculation,  shares  held by  directors  and  officers  of the
Registrant  have  been  excluded.   Such  exclusion   should  not  be  deemed  a
determination by or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      As of March 6,  2006,  there were  20,680,756  shares  outstanding  of the
Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information  required by Part III will be incorporated by reference to certain portions of a definitive proxy statement,  which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

                                     PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matter and Issuer's Purchases of Equity Securities..................    16
 6.   Selected Financial Data.............................................    16
 7.   Management's Discussion and Analysis of Financial Condition and

 9.   Changes in and Disagreements with Accountants on Accounting and

                                    PART III

 10.  Directors and Executive Officers of the Registrant..................    30
 11.  Executive Compensation..............................................    30
 12.  Security Ownership of Certain Beneficial Owners and Management

                                     PART IV

 15.  Exhibits and Financial Statement Schedules..........................    31
      Signatures..........................................................    33

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

ITEM 1. BUSINESS

BACKGROUND

      As of March 6, 2006, Lone Star  Steakhouse & Saloon,  Inc. (the "Company")
owned and operated 250  mid-priced,  full  service,  casual  dining  restaurants located  in the  United  States,  which  operate  under the trade name Lone Star
Steakhouse  & Saloon or Lone Star Cafe ("Lone  Star" or "Lone Star  Steakhouse &
Saloon"), 20 Texas Land & Cattle Co. ("Texas Land & Cattle") restaurants, and 20 upscale  steakhouse  restaurants,  five  operating as Del Frisco's  Double Eagle
Steak  House  ("Del  Frisco's")  restaurants  and  15  operating  as  Sullivan's
Steakhouse  ("Sullivan's")  restaurants.  The Company also operates a mid-priced restaurant operating as Frankie's Italian Grille  ("Frankie's").  In addition, a licensee  operates  four Lone Star  restaurants  in  California  and a  licensee operates  a  Del  Frisco's  restaurant  in  Orlando,  Florida.  Internationally, licensees operate 12 Lone Star Steakhouse & Saloon  restaurants in Australia and one in Guam.

      On March 11, 2006, the Company's Board of Directors approved  management's recommendation to close certain Lone Star Steakhouse &  Saloon  restaurants.
As a result, the Company will immediately close 30 under-performing stores. This group of stores consists of 13 owned locations and 17 leased  locations with net carrying  values of land,  buildings,  leasehold  improvements  and equipment of approximately $10,577,000,  $6,014,000, $3,984,000 and $812,000 respectively and deferred  rent  obligations  of  $1,343,000.  These  identified  store  closings resulted from management's  analysis of not only the performance of these stores but also related  return on investment  targets,  the  geographical  location of these stores as compared to other Company owned stores, and demographic  changes in the local markets surrounding these stores.

      The operations of the closed stores for the years ended December 27, 2005,
December 28, 2004, and December 30, 2003 are as follows:

                           2005                 2004                 2003
Net Sales               $32,900,000          $35,589,000           $36,787,000
Loss from operations    $ 4,637,000          $ 2,298,000           $ 1,267,000

      The  decision  to close  these  restaurants  is the  result  of a  lengthy process,  spanning several months, which included among other things,  analyzing the identified  restaurants  sales trends,  earnings  before  interest taxes and depreciation and amortization (EBITDA), and pretax profit contribution.

      Although  limited in number,  the  Company's  newest Lone Star  Steakhouse
&  Saloon  restaurants  are opening at  projected  volumes in excess of $3.4 million.  These  sales  levels are similar to the  opening  volumes  reported by several of the Company's  direct  competitors  and if these volumes are achieved should provide substantial  increases in all metrics when compared with those of the recently closed restaurants.

      Since the start of the 2006  fiscal  year,  the Company has opened two new
Lone  Star  Steakhouse  &  Saloon  restaurants  and  has  plans  to  open an additional 20 new units throughout the year, or early 2007. There are also seven
Texas Land &  Cattle  restaurants,  five Sullivan's  Steakhouses and one Del
Frisco Double Eagle Steakhouse that will open throughout 2006 or early in 2007.

      The Texas Land & Cattle  restaurants  were  purchased out of bankruptcy on
January 28, 2004,  and their  operating  results are  included in the  Company's accompanying financial information for the year ended December 28, 2004 from the date of acquisition.

      Steak continues to be one of the most frequently ordered dinner entrees at restaurants.  In 2005, the United States Department of Agriculture estimated the average  annual per capita  consumption of beef to be 66.5 pounds an increase of
..6 pounds over 2004.  Company  management  believes the limited menu of its Lone
Star  restaurants,  which feature high quality USDA graded and well aged steaks, and the appeal of its  roadhouse  ambiance and excellent  service  distinguishes
Lone Star restaurants.  Texas Land & Cattle restaurants are distinguished by warm and comfortable Texas ranch house ambiance  featuring  fireplaces,  a broad menu  featuring  high quality USDA choice and prime graded  steaks and attentive service. Company management believes Sullivan's restaurants are distinguished by featuring high quality,  top end choice of beef whereas Del Frisco's restaurants are  distinguished  by featuring  high  quality,  USDA prime graded  steaks.  In
addition,   Sullivan's  and  Del  Frisco's  feature   specialized  new  entrees,
award-winning wine lists, an exciting ambiance and attentive team service.

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

RESTAURANT CONCEPTS

      Lone Star  restaurants  embrace a Texas-style  concept that features Texas artifacts and country and western  music.  The authentic  roadhouse  concept was developed to capitalize on the enduring popularity of Texas related themes. Lone
Star is further  distinguished by its high quality, USDA graded well aged steaks which are hand-cut fresh daily at each restaurant and mesquite grilled to order.
Meals are generous "Texas-sized" portions and full bar service is available. The exciting and vibrant atmosphere  created by the restaurants'  roadhouse ambiance includes  neon beer signs and  specially  selected  upbeat  country  and western music. The decor includes planked wooden floors,  dim lighting,  flags and other
Texas  memorabilia,  all of which  enhance  the  casual  dining  experience  and establish a distinct identity.  Lone Star restaurants are open seven days a week and most serve both lunch and dinner with an average check per customer for 2005 of approximately $12.00 at lunch and $18.50 at dinner.

      Texas  Land &  Cattle  restaurants  are  mid-priced  full  service  dining restaurants  located in Texas  (19) and New Mexico  (1).  The  concept  features authentic  Texas ranch house settings with large  fireplaces,  serving lunch and dinner seven days a week. The average check per customer is approximately $13.60 at lunch and $20.60 at dinner.

      Sullivan's  was named after the legendary  boxer,  John L.  Sullivan,  and embraces a Chicago style 1940's steakhouse theme with nostalgic  influences that feature jazz and swing music. In 1997, Sullivan's was named a hot concept of the year by NATION'S  RESTAURANT  NEWS.  The bar  features  live jazz music  several nights a week. The decor includes an open kitchen,  separate dining rooms,  dark wood paneling, carpeted floors and warm lighting. Sullivan's is distinguished by its high quality,  well aged,  USDA inspected  beef,  chops,  and seafood.  Most
Sullivan's restaurants serve lunch and dinner, and are generally open seven days a week with an average guest check per customer of approximately $63.00.

      Del  Frisco's is designed to serve a  sophisticated  clientele,  including business related dining occasions, is the recipient of the prestigious Ivy Award and has been elected to the National Restaurant  Association Fine Dining Hall of
Fame. The Del Frisco's  concept embraces an elegant and timeless early twentieth century motif. The concept features old ways of cooking, such as master broiling and roasting.  Del Frisco's decor and ambiance include dark woods, fabric walls, fireplaces,  separate  dining rooms and soft  background  music.  These elements enhance  the  dining  experience  and  establish  a  distinct  identity  for Del
Frisco's.  Del Frisco's is further distinguished by featuring high quality, USDA prime-graded steaks hand cut in each restaurant.  Del Frisco's restaurants serve dinner only, except the New York City and Denver restaurants which are also open for lunch, and are generally open Monday through Saturday with an average dinner guest check of approximately $86.00.

      Frankie's   Italian  Grille  is  a  mid-priced  casual  dining  restaurant featuring  traditional  Italian cuisine in large portions.  Frankie's features a high energy, vibrant atmosphere and is open seven days a week, serving lunch and dinner,  with  check  averages  of  approximately  $13.00 at lunch and $30.00 at dinner.

CORPORATE STRATEGY

      The focus of the Company's corporate strategy is to increase the Company's earnings  per share and  Shareholder  value.  The  Company is in the  process of considering a number of initiatives to achieve this goal including:

      o     Opening new restaurants for all concepts;
      o     Evaluating opportunity for new concepts developed internally;
      o     Share repurchases from existing cashflow;
      o     Instituting  menu,  operational  and marketing  initiatives  aimed at incresing unit volumes and margins;
      o     Review and institute cost cutting initiatives;
      o     Reviewing  other   alternatives  for  enhancing   shareholder  value
            including closing and/or relocating additional underperforming units;
      o     Evaluating strategic acquisitions; and
      o     Franchising existing or undeveloped markets both domestically and internationally.

      There can be no  assurance  that these  initiatives  will be  successfully implemented or as to the timing of these  initiatives and the Company  currently has no agreements,  commitments or understandings  with respect to any strategic acquisition or franchising opportunity.

      Since the start of the 2006  fiscal  year,  the Company has opened two new
Lone Star Steakhouse & Saloon restaurants and has plans to open an additional 20 new units  throughout the year, or early 2007. There are also seven Texas Land &
Cattle  resturants,  five Sullivan  Steakhouses  and one Del Frisco Double Eagle
Steakhouse that will open throughout 2006 or early in 2007. In addition,  we are evaluating the results of our Lone Star remodel  program that began in 2004, and expect additional Lone Stars will be remodeled in 2006. While the results of the remodels of existing  Lone Stars has been mixed,  the new units  opened with the revised  decor  and  image  have  opened at  higher  volumes  than the  existing restaurants.

      We believe that our strong financial  position,  significant  ownership of properties,  and  consistent  cashflow  will allow us to  restart  growth in all concepts,  continue  returning  value  to  shareholders  through  dividends  and potentially share repurchases,  and still enable us to have the capacity through cash  reserves  or a  modest  amount  of  debt,  to be able to act  quickly  and strategically to effectuate  acquisitions or franchising  opportunities or other attractive options to increase shareholder value.

UNIT ECONOMICS

      The  Company's  management  team focuses on selecting  locations  with the
potential  of  producing   significant   revenues  while   controlling   capital
expenditures and occupancy  costs. The Company's Lone Star restaurants  averaged approximately  $1.9 million in sales. Of the 250 Lone Star  restaurants  open at
March 6, 2006, 89 were leased  facilities and had an average cash  investment of approximately  $1.1  million and 161 were owned and had an average cost for land acquisition, construction and equipment of approximately $2.0 million.

      The Company  expects the following  revenue and unit costs  excluding land for typical new restaurants:

                                                                    Projected
                                        Unit development costs       Initial
                                      -------------------------
Concept                               Capitalized   Pre-opening   Annual Revenue
-------                               -----------   -----------   ---------------

Lone Star Steakhouse & Saloon           $1,900          $250          $3,400

Texas Land & Cattle                      2,000          $250          $3,400

Sullivan's                               3,250          $350          $5,000

Del Frisco's                             5,500          $350          $8,000

      There are and the  Company  anticipates  that  there  will be  exceptional sites,  particuarly  for the  Sullivan's  and Del  Frisco's  concepts  where the
Company believes that the development costs and expected revenues should exceeed those shown above.

      There can be no assurance that these revenue and cost  assumptions will be achieved.

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
Alcoholic beverage service accounts for approximately 12% of Texas Land & Cattle net sales.

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

      Leases are  negotiated  generally  with short  initial terms with multiple renewal  options.  The  Company  generally  takes from 9 to 12 months  after the signing of a lease or the  closing of a purchase to  complete  construction  and open a new restaurant.  Additional time is sometimes  required to obtain certain government approvals and licenses, such as liquor licenses.

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

      A new prototype  Lone Star building has been  developed  which features an open view kitchen,  with the interior decor  utilizing  newer and vibrant colors and quality materials of granite and stone. The building exterior features earth tones  with  cultured  stone and a stucco  finish.  The  prototype  building  is approximately 6,800 sq. ft. with a seating count of approximately 260 people.

      Texas Land & Cattle restaurants  average  approximately  7,300 sq. ft. and have seating for approximately 280 customers.

      The Sullivan's restaurant in Austin, Texas is currently 12,000 square feet and seats 320 customers.  The other Sullivan's  restaurants  range from 7,000 to
9,000 square feet, with seating capacity for  approximately  250 customers.  The
Sullivan's  bar area is  separate  from the dining  room and is designed to be a destination  unto  itself,  featuring  live jazz music and an upbeat,  convivial atmosphere.  A separate  jazz bar area called  "Ringside" is utilized in four of the Sullivan's restaurants.

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

MARKETING

      The Company has  committed to sponsor a NASCAR car for 2006 and 2007.  For
17 races each  season,  Lone Star will be the primary  sponsor,  and will be the associate  sponsor for the remaining 19 races.  While the Company  believes that the  advertising  and  marketing  benefit  from this  commitment  will more than recover the cost,  there can be no assurance  that it will,  and the Company may
need  to  continue  and/or  increase  its  traditional   marketing  program  and
associated expense.

      Lone Star  restaurants  focus on the mid-priced full service casual dining market  segments.  The Company is  committed to customer  service,  providing an excellent price-value  relationship and coupled with the texas roadhouse ambiance of its restaurants attracts and retains customers.  Accordingly, the Company has focused its resources on providing customers with superior service, value and an exciting  and  vibrant  atmosphere,  and  relied  primarily  on word of mouth to attract new  customers.  The Company  also  utilizes  billboard  advertising  to promote its  restaurants  and build  customer  awareness.  The Company  utilizes direct mail featuring new products and limited price promotions in lieu of media advertising.  This marketing  strategy enables the Company to provide  marketing support for all of its Lone Star restaurants.

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

      Depending upon the volume of the units,  the typical Lone Star  management team consists of one general  manager and two to four managers.  Each restaurant also employs a staff consisting of approximately 50 to 90 hourly employees, many
of  whom  work   part-time.   The  regional   managers   report  to  a  regional
vice-president.  Typically,  each general manager reports directly to a district manager  who  reports to a regional  manager.  Restaurant  managers  complete an eight-week training program during which they are instructed in all areas of the operation including food quality, safety and preparation, customer satisfaction,
alcoholic  beverage  service,   governmental   regulations  compliance,   liquor
liability  avoidance  and  employee  relations.  Restaurant  management  is also provided  with a  proprietary  operations  manual  relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations.  Working in concert with restaurant managers,  the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. An incentive cash bonus program has been established in which each restaurant's management team participates. Awards under the incentive plan are tied to achievement of specified revenue and operating targets.  Senior management  regularly  visits Company  restaurants and meets with the respective management teams to ensure the Company's strategies and standards of quality are met in all respects of restaurant operations and personnel development.

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

PURCHASING

      Approximately  53% of the consumable  products used in the restaurants are distributed  through and delivered by a single  vendor.  The Company  negotiates directly  with  suppliers  for food and beverage  products to ensure  consistent quality and freshness of products and to obtain competitive  prices. The Company purchases  substantially  all food and beverage  products from local or national suppliers.  Food and supplies are shipped directly to the restaurants,  although invoices for purchases are sent to the Company for payment. The Company does not maintain  a  central  product  warehouse  or  commissary.  The  Company  has not
experienced  any  significant  delays  in  receiving   restaurant  supplies  and
equipment.  From time to time,  the  Company  may engage in  forward  pricing or consider other risk management strategies with regard to its meat and other food costs to minimize  the impact of potential  price  fluctuations.  This  practice could help  stabilize  the  Company's  food costs  during  times of  fluctuating prices. The Company did not engage in any forward pricing or hedging in 2005. As of March 6, 2006, the Company had no significant forward pricing contracts.

MANAGEMENT INFORMATION SYSTEMS

      The  Company  has spent the last ten  months  evaluating  various  new POS systems for use in its  restaurants.  Beginning in March 2006,  the Company will begin to  install  new,  web  based  POS  systems  in its  restaurants  with the conversion  of all  units  expected  by May  2006.  The  estimated  cost of this enhancement  is $5  million to $6  million.  The new  system  will also  feature enhancements  to the back of the house  cost  monitoring  and  reporting,  labor scheduling, and ease of training that we anticipate will reduce ongoing variable costs per unit.

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

EMPLOYEES

      As of March 6, 2006, the Company employed approximately 19,750 persons, 12 of whom are executive  officers,  95 of whom are office support personnel,  9 of whom are  regional  managers,  31 of whom are district  managers,  approximately
1,230 of whom are restaurant  management personnel and the remainder of whom are hourly  restaurant  personnel.  None of the  Company's  employees  are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

WEBSITE ACCESS

      The Company's website address is www.lonestarsteakhouse.com. The Company's filings with the Securities and Exchange  Commission ("SEC") are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

ITEM 1A. RISK FACTORS

CHANGING CONSUMER  PREFERENCES AND DISCRETIONARY  SPENDING  PATTERNS,  POTENTIAL
OUTBREAKS  OF "MAD COW  DISEASE"  OR  "FOOT/MOUTH  DISEASE"  AND  OTHER  FACTORS
AFFECTING  THE  AVAILABILITY  OF BEEF COULD FORCE US TO MODIFY OUR  RESTAURANTS'
CONCEPT AND MENU AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

      Even  if we  are  able  to  successfully  compete  with  other  restaurant companies with similar concepts, we may be forced to make changes in one or more of our  concepts  in order to respond to  changes in  consumer  tastes or dining patterns.  Consumer  preferences  could be affected by health concerns about the consumption of beef, the primary item on our menus,  or by specific  events such as cases of "mad cow disease" or "foot/mouth disease". In addition, these events could reduce the available  supply of beef or  significantly  raise the price of beef. If we change a restaurant concept, we may lose additional customers who do not  prefer  the new  concept  and  menu,  and we may not be able to  attract  a sufficient  new  customer  base to  produce  the  revenue  needed  to  make  the restaurant  profitable.  In  addition,  we  may  have  different  or  additional competitors for our intended  customers as a result of such a concept change and may not be able to successfully  compete against such  competitors.  Our success also depends on numerous  factors  affecting  discretionary  consumer  spending, including economic conditions, the cost of gasoline,  disposable consumer income and consumer  confidence.  Adverse  changes in these  factors could reduce guest traffic or impose  practical  limits on pricing,  either of which  could  reduce revenues and operating income.

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR PROFITABILITY.

      Our  profitability  is highly  sensitive to  increases in food,  labor and other  operating  costs.  During  fiscal  2005 and 2004,  our beef  prices  were generally above historical levels. To the extent that beef prices continue to be significantly  above historical  levels, it will have a material negative effect on operating  margins.  In addition,  our  dependence on frequent  deliveries of fresh food  supplies  means that  shortages  or  interruptions  in supply  could materially and adversely affect our operations.  Moreover, unfavorable trends or developments  concerning  the  following  factors  could  adversely  affect  our results:

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

OUR  BUSINESS  DEPENDS ON A LIMITED  NUMBER OF KEY  PERSONNEL,  THE LOSS OF WHOM
COULD ADVERSELY AFFECT US.

      Some of our senior  executives  are important to our success  because they have been  instrumental  in setting  the  strategic  direction  of our  Company, operating  our business,  identifying,  recruiting  and training key  personnel, identifying  areas for expansion and arranging  necessary  financing.  These key personnel  include Jamie B. Coulter,  our Chief Executive Officer and certain of our other executive officers. Although we believe there is a significant pool of talented  personnel in the restaurant  industry,  if these members of our senior management  team  become  unable  or  unwilling  to  continue  in their  present positions, it could adversely affect our business and development.

SHAREHOLDERS  MAY NOT BE ABLE TO  RESELL  THEIR  STOCK  OR MAY HAVE TO SELL AT A
PRICE SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.

      The  trading  price  for our  common  stock  has been  volatile  and could continue to be subject to significant  fluctuations in response to variations in our quarterly  operating results,  general conditions in the restaurant industry or the general  economy,  and other  factors.  In addition,  the stock market is subject to price and volume  fluctuations  affecting the market price for public companies generally,  or within broad industry groups, which fluctuations may be unrelated  to the  operating  results  or other  circumstances  of a  particular company.  Such  fluctuations  may  adversely  affect the liquidity of our common stock,  as well as the price that  holders may achieve for their shares upon any future sale.

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

A SINGLE VENDOR DISTRIBUTES MOST OF OUR CONSUMABLE PRODUCTS.

      Approximately  53% of the consumable  products used in our restaurants are distributed through and delivered by a single vendor.  While we believe we could replace this vendor,  any disruption of services by this vendor or any change to a new vendor could adversely affect our restaurants.

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

A KEY ELEMENT OF OUR  STRATEGY IS OPENING NEW  RESTAURANTS.  IF WE ARE UNABLE TO
OPEN A SIGNIFICANT  NUMBER OF THESE  RESTAURANTS  WHEN WE EXPECT THEM TO OPEN OR
OUR  SALES  VOLUMES  FOR  THESE   RESTAURANTS   ARE   SIGNIFICANTLY   BELOW  OUR
EXPECTATIONS, OUR RESULTS OF OPERATIONS WILL SUFFER.

Part of our corporate  strategy is to open new  restaurants.  Since the start of the 2006  fiscal  year,  we have  opened two new Lone Star  Steakhouse  & Saloon restaurants and have  commitments to open an additional 20 new units  throughout the  year,  or early  2007.  We also  believe  that  seven  Texas  Land & Cattle
restaurants,   five  Sullivan  Steakhouses  and  one  Del  Frisco  Double  Eagle
Steakhouse will open during 2006 or early in 2007. This time frame is predicated by our experience that,  assuming we can obtain certain  governmental  approvals and license,  such as liquor  licenses,  it generally  takes from 9 to 12 months after  the  signing  of a  lease  or  the  closing  of a  purchase  to  complete construction and open a new restaurant.  If a significant  number of restaurants do not open when we expect them to open, it could  negatively  impact our future results of operations. In addition,  although limited in number, our newest Lone
Star Steakhouse & Saloon  restaurants are opening at projected  annualized sales volumes in excess of $3.4 million.  If this trend continues for such restaurants and the additional Lone Star Steakhouse & Saloon  restaurants we intend to open, it should provide substantial  increases in all metrics when compared with those of our recently closed  restaurants.  If we fail to achieve our projected volume for our new Lone Star Steakhouse & Saloon restaurants as well as the volumes for the new  restaurants  in  other  concepts  our  results  of  operations  will be negatively impacted.

WE RECENTLY DECIDED TO CLOSE 30 RESTAURANTS AND PART OF OUR STRATEGY IS TO CLOSE
UNDER-PERFORMING UNITS.

On March 11, 2006, our Board of Directors approved  management's  recommendation to close certain Lone Star Steakhouse & Saloon restaurants. As a result, we will immediately close 30 under-performing  stores. Part of our corporate strategy is to review other  alternatives for enhancing  stockholder value including closing
and/or  relocating   under-performing   units.   Accordingly,   if  other  units
under-perform  we will need to consider closing  additional  restaurants and our results of operations could be negatively impacted.

WE ARE  UNABLE  TO  PREDICT  WHETHER  WE  WILL  RECEIVE  ANY  BENEFIT  FROM  OUR
ADVERTISING AND MARKETING EFFORTS.

While we have primarily  relied on word of mouth to promote our  restaurants and build  customer  awareness,  we  do  utilize  other  marketing  and  advertising strategies.  Recently we agreed to sponsor a NASCAR car for 2006 and 2007. While
we  believe  that  the  advertising  and  marketing   benefit  from  the  NASCAR
sponsorship  and other  advertising  strategies will more than recover the cost, there  can be no  assurance  that it will  and we may  need to  continue  and/or increase our traditional marketing programs and associated expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

      Not Applicable.

ITEM 2. PROPERTIES

     As of March 6, 2006,  the Company  leased 89 and owned 161 of its Lone Star restaurant locations.  On March 11, 2006, the Comapny approved the closing of 30 under-performing  restaurants, of which 13 are owned locations and 17 are leased locations.  At such date,  the Company  leased  three and owned two Del Frisco's restaurants locations. Of the 15 Sullivan's  restaurants,  13 are leased and two are owned.  The Company  leases 18 Texas Land & Cattle  restaurants  and two are owned. Lease terms are generally five years, with multiple renewal options.  All of the Company's  leases  provide for a minimum annual rent and some provide for additional rent based on sales volume at the particular  location over specified minimum levels.  Generally,  the leases are triple net leases, which require the
Company  to pay the costs of  insurance,  taxes  and  maintenance.  The  Company intends to continue to purchase restaurant  locations where  cost-effective.  In addition to the restaurant  properties  described above,  the Company  currently owns land at nine additional locations.

                    RESTAURANT LOCATIONS AS OF MARCH 6, 2006

     The following table sets forth the location of the Company's existing, domestic Lone Star Steakhouse & Saloon (250) Restaurants, Del Frisco's (5)
restaurants, Sullivan's (15) restaurants, Texas Land & Cattle (20) restaurants, and (1) Frankie's Restaurant

LONE STAR           Effingham             Dundee              Salisbury             Salt Lake City
---------           Hodgkins              Flint               Southern Pines        Sugarhouse
                    Mt. Vernon            Grand Rapids        Winston-Salem
ALABAMA             Peoria                Jackson                                   VIRGINIA
Anniston            Rockford              Mt. Pleasant        NORTH DAKOTA          Alexandria
Birmingham (2)      Springfield           Saginaw             Fargo                 Centreville
Huntsville                                Ypsilanti                                 Chesapeake
Mobile              INDIANA                                   OHIO                  Fairfax
Montgomery          Anderson              MISSISSIPPI         Akron                 Fredericksburg
Trussville          Evansville            Hattiesburg         Canton                Hampton
Tuscaloosa          Ft. Wayne             Jackson             Cincinnati (2)        Herndon
                    Indianapolis (4)                          Cleveland (3)         Norfolk
ALASKA              Lafayette             MISSOURI            Columbus (3)          Potomac Mills
Anchorage           Merrillville          Branson             Dayton (2)            Richmond (3)
                    South Bend            Independence        Findlay               Sterling
ARIZONA             Terre Haute           Kansas City         Lancaster             Virginia Beach
Mesa                                      Springfield         Mentor
Phoenix (4)         IOWA                  St. Louis (5)       Middletown            WEST VIRGINIA
                    Cedar Rapids                              Niles                 Beckley
ARKANSAS            Coralville            NEBRASKA            Springfield           Charleston
Ft. Smith           Davenport             Lincoln             Toledo (2)            Huntington
Little Rock (2)     Des Moines            Omaha (2)           Youngstown
Springdale          Waterloo                                                        WISCONSIN
                                          NEVADA              OKLAHOMA              Racine
COLORADO            KANSAS                Las Vegas (4)       Lawton
Colorado Springs    Garden City                               Oklahoma City         SULLIVAN'S
Denver  (6)         Hutchinson            NEW JERSEY          Tulsa (2)             ----------
Ft. Collins         Overland Park         Atlantic City                             Anchorage, AK
Loveland                                  Bridgewater         PENNSYLVANIA          Austin, TX
                    KENTUCKY              Cherry Hill         Allentown             Baton Rouge, LA
DELAWARE            Bowling Green         Delran              Easton                Charlotte, NC
Dover               Florence              Hanover Township    Harrisburg            Chicago, IL
Wilmington (2)      Lexington             Hazlet              Johnstown             Dallas, TX
                    Louisville            Marlton             King of Prussia       Denver, CO
FLORIDA                                   Ocean County        Lancaster             Houston, TX
Bradenton           LOUISIANA             Scotch Plains       Middletown            Indianapolis, IN
Clearwater          Baton Rouge (2)       Turnersville        Philadelphia          King of Prussia, PA
Ft. Lauderdale      Houma                 Voorhees            Pittsburgh (5)        Naperville, IL
Ft. Myers           Lafayette             Wayne               Pottstown             Palm Desert, CA
Lakeland            Monroe                                    Reading               Raleigh, NC
Ocala               New Orleans (3)       NEW MEXICO          Scranton              Tucson, AZ
Orlando                                   Albuquerque         Wilkes-Barre          Wilmington, DE
Pensacola           MAINE                                     York
Port Orange         South Portland        NEW YORK                                  TEXAS LAND & CATTLE
Port Richey                               Albany              SOUTH CAROLINA        -------------------
Sarasota            MARYLAND                                  Greenville            Dallas, TX (7)
St. Petersburg      Bel Air               NORTH CAROLINA      Myrtle Beach (2)      Austin, TX (4)
Tampa               Columbia              Asheville                                 Houston, TX (4)
                    Frederick             Boone               SOUTH DAKOTA          San Antonio, TX (3)
GEORGIA             Gaithersburg          Clayton             Sioux Falls           Lubbock, TX
Augusta             Laurel                Charlotte (4)                             Albuquerque, NM
                    Lexington Park        Durham              TENNESSEE
IDAHO               Waldorf               Fayetteville        Jackson               DEL FRISCO'S
Boise               Westminster           Greensboro (2)      Johnson City          ------------
                                          Greenville          Memphis               Denver, CO
ILLINOIS            MICHIGAN              Jacksonville                              Dallas, TX
Bloomington         Battle Creek          Mt. Airy            UTAH                  Fort Worth, TX
Bradley             Bay City              Raleigh (3)         Centerville           Las Vegas, NV
Carbondale          Brighton              Roanoke Rapids      Layton                New York, NY
Champaign           Dearborn Heights      Rocky Mount
Chicago (10)        Detroit (6)                                                     FRANKIE'S
Decatur                                                                             ---------
                                                                                    Charlotte, NC

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      The   Company's   Common   Stock   (ticker   symbol:   STAR)   is   traded
over-the-counter  on the Nasdaq  National Market  (Nasdaq).  The following table sets forth,  for the periods  indicated,  the high and low prices during the day for the Common Stock, as reported by Nasdaq.

                                                                 Prices
                                                                 ------
     Calendar 2005                                       High               Low
     -------------                                       ----               ---
First Quarter                                           $29.60            $25.66
Second Quarter                                          $31.98            $27.61
Third Quarter                                           $31.14            $24.02
Fourth Quarter                                          $27.07            $22.56

                                                                 Prices
                                                                 ------
     Calendar 2004                                       High               Low
     -------------                                       ----               ---
First Quarter                                           $29.98            $23.15
Second Quarter                                          $33.03            $24.73
Third Quarter                                           $27.47            $20.70
Fourth Quarter                                          $28.17            $23.84

DIVIDENDS

      The Company  initiated  the payment of quarterly  cash  dividends in April
2000 and paid cash  dividends at the rate of $0.125 per share each quarter until
January 2002.  The Company  increased  its quarterly  cash dividend to $0.15 per share in January 2002,  to $.165 per share in February  2003, to $.175 per share in February  2004,  to $.195 in January 2005 and to $.205 in January  2006.  The
Company plans to continue the quarterly  dividend  payments for the  foreseeable future;  however,  there  can be no  assurance  that such  cash  dividends  will continue to be paid or as to the amount of the cash dividend.

NUMBER OF STOCKHOLDERS

     As of March 6, 2006, there were  approximately 350 holders of record of the
Company's  Common  Stock.  The  Company  believes  there  are in excess of 6,000 beneficial owners of the Company's Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

      The information  required by this item will be in the Company's definitive proxy  materials to be filed with the Securities and Exchange  Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 6. SELECTED FINANCIAL DATA

      The following  table sets forth selected  consolidated  financial data and certain pro forma data and is  qualified  by  reference to and should be read in conjunction with the consolidated financial statements and the notes thereto and
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations"  included  elsewhere in this Form 10-K.  The  selected  consolidated financial  data of the  Company  has been  derived  from the  Company's  audited consolidated  financial  statements.  The pro forma data set forth below for the periods  presented are unaudited and have been prepared by management  solely to facilitate  period-to-period  comparison and do not represent the actual results of  operations  for the periods  presented.  The pro forma  amounts  reflect the adjusted amounts  applicable for fiscal year 2001 to give retroactive effect for the  non-amortization  provisions  of SFAS No. 142  requiring  that goodwill and intangible

assets deemed to have indefinite  lives no longer be amortized,  but are subject to annual impairment tests in accordance with SFAS No. 142, which was adopted by the Company effective as of the beginning of fiscal 2002.

                                                                                  Year Ended In December(1)
                                                       ----------------------------------------------------------------------------

                                                                        (Amounts in thousands, except share data)

                                                               2005        2004 (2)            2003            2002            2001
                                                               ----        --------            ----            ----            ----

Income Statement Data:

Net sales                                              $    669,355    $    667,546    $    589,235    $    591,442    $    568,816

Costs and expenses:

   Costs of sales                                           235,903         238,925         211,785         193,442         194,864
   Restaurant operating expenses                            332,648         315,621         273,640         265,192         264,260
   Restaurant depreciation and amortization                  19,362          20,181          20,638          24,376          25,816
   Provision for impaired assets                                410           1,167              --             792             565
   General and administrative expenses                       46,650          45,269          43,346          45,085          41,884
   Abandoned merger expenses                                     --              --              --           2,990              --
   Hurricane disaster relief donation                         1,853
   Provision for casualty losses                                535
   Non-cash stock compensation expense                        1,575           1,193           1,474           2,949           3,212
   Contribution - "Dine for America"                             --              --              --              --           2,124
                                                       ------------    ------------    ------------    ------------    ------------

Total costs and expenses                                    638,936         622,356         550,883         534,826         532,725
                                                       ------------    ------------    ------------    ------------    ------------

Income from operations                                       30,419          45,190          38,352          56,616          36,091

Other income, net                                             1,258           1,737             553           2,986           4,906
                                                       ------------    ------------    ------------    ------------    ------------

Income from continuing operations before
   provision for income taxes                                31,677          46,927          38,905          59,602          40,997

Provision for income taxes                                   10,371          15,503          11,850          19,732          14,366
                                                       ------------    ------------    ------------    ------------    ------------

Income from continuing operations                            21,306          31,424          27,055          39,870          26,631

Discontinued operations (3,4):
   Loss from operations of discontinued restaurants            (627)           (311)        (11,017)         (1,369)         (6,755)
   Income tax benefit                                        10,282             100           2,207             484           2,395
                                                       ------------    ------------    ------------    ------------    ------------
   Income (loss) on discontinued operations                   9,655            (211)         (8,810)           (885)         (4,360)
                                                       ------------    ------------    ------------    ------------    ------------

Income before cumulative effect of change in
   accounting principle                                      30,961          31,213          18,245          38,985          22,271

Cumulative effect of change in accounting principle
   (net of income tax of $190) (5)                               --              --              --            (318)             --
                                                       ------------    ------------    ------------    ------------    ------------

Net income                                             $     30,961    $     31,213    $     18,245    $     38,667    $     22,271
                                                       ============    ============    ============    ============    ============

Basic earnings (loss) per share:
   Continuing operations                               $       1.04    $       1.50    $       1.30    $       1.74    $       1.10
   Discontinued operations (4)                                  .47            (.01)           (.42)           (.03)           (.18)
                                                       ------------    ------------    ------------    ------------    ------------
   Income before cumulative effect of
      change in accounting principle                           1.51            1.49            0.88            1.71            0.92

   Cumulative effect of change
      in accounting principle                                    --              --              --            (.02)             --
                                                       ------------    ------------    ------------    ------------    ------------

Basic earnings per share                               $       1.51    $       1.49    $       0.88    $       1.69    $       0.92
                                                       ============    ============    ============    ============    ============

Weighted average shares outstanding                      20,416,840      20,962,919      20,801,894      22,908,821      24,036,942
                                                       ============    ============    ============    ============    ============

Pro forma net income (6)                               $     30,961    $     31,213    $     18,245    $     38,985    $     23,194
                                                       ============    ============    ============    ============    ============

Pro forma basic earnings per share                     $       1.51    $       1.49    $       0.88    $       1.71    $       0.96
                                                       ============    ============    ============    ============    ============

                                                 At fiscal year end in December, (1)
                                      --------------------------------------------------------
                                           (Dollars in thousands, except per share data)

                                          2005        2004        2003        2002        2001

Balance Sheet Data:

   Working capital                    $ 40,655    $ 39,332    $ 68,369    $ 41,000    $ 48,284
   Total assets                        517,813     498,292     499,988     478,586     537,462
   Stockholders' equity                412,341     392,781     414,680     413,761     469,979
   Cash dividends per common share    $    .76    $    .70    $   .645    $    .60    $    .50

(1)   The  Company  operates  on a 52 or  53-week  fiscal  year  ending the last
      Tuesday  in  December.  The fiscal  quarters  for the  Company  consist of accounting  periods of 12, 12, 12, and 16 or 17 weeks,  respectively.  The
      Company's 2001,  2002, 2003, 2004, and 2005 fiscal years ended on December
      25, 31, 30, 28, and 27  respectively.  Fiscal  2002  included  53 weeks of operations while fiscal 2005, 2004, 2003, and 2001 included 52 weeks.
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
(3)   Fiscal 2005 includes tax benefits of $10,100 resulting from the release of tax contingency reserves related to tax matters which were resolved during fiscal 2005. The adjustments relate primarily to the Company's investments in Australia which were  discontinued in fiscal 2003.  Accordingly the tax benefits are included in discontinued operations.
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
(5)   The  cumulative  effect of change in accounting  principle for fiscal 2002 reflect the impairment  charge of goodwill  related to certain  Australian investments  resulting  from the  adoption  of SFAS No.  142 in the  first quarter of fiscal 2002.
(6)   Pro forma net income amounts  reflect the  adjustments for fiscal 2002 and
      2001 to give  retroactive  effect  to the  change  in  accounting  for the non-amortization provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE
      ASSETS,  as adopted by the Company  effective  as of the first  quarter of fiscal 2002.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

GENERAL

      The following  discussion and analysis should be read in conjunction  with the information set forth under "Selected  Financial Data" and the  Consolidated
Financial Statements including the Notes thereto included elsewhere in this Form
10-K.

      The Company  opened two Lone Star  restaurants in fiscal year 2005 and one in fiscal 2004. During fiscal 2005, the Company closed two underperforming  Lone
Star  restaurants  and one  restaurant  was destroyed by fire.  Through March 6,
2006, the Company has opened two Lone Star restaurants.

     On March 11, 2006, the Company's Board of Directors  approved  management's recommendation to close certain Lone Star Steakhouse & Saloon restaurants.  As a result,  the Company will immediately  close 30  under-performing  stores.  This group of stores consists of 13 owned locations and 17 leased  locations with net carrying  values of land,  buildings,  leasehold  improvements  and equipment of approximately $10,577,  $6,014, $3,984, and $812, respectively and deferred rent
obligations  of  $1,343.   These   identified   store  closings   resulted  from
management's  analysis  of not only the  performance  of these  stores  but also related return on investment targets, the geographical  location of these stores as compared to other  Company  owned stores,  and  demographical  changes in the local markets surrounding these stores.

      The operations of the closed stores for the years ended December 27, 2005,
December 28, 2004, and December 30, 2003 are as follows:

                                    2005                2004              2003
Net Sales                          $32,900             $35,589           $36,787
Loss from operations               $ 4,637             $ 2,298           $ 1,267

     The decision to close these restaurants is the result of a lengthy process, spanning  several  months,  which  included  among other  things,  analyzing the identified restaurants sales trends, EBITDA, and pretax profit contribution.

      Although  limited in number,  the Company's  newest Lone Star Steakhouse &
Saloon  restaurants are opening at projected  volumes in excess of $3.4 million.
These sales levels are similar to the opening volumes reported by several of the
Company's  direct  competitors and should provide  substantial  increases in all metrics when compared with those of the recently closed restaurants.

      The Company has commitments to open an additional 20 new units  throughout the year, or early 2007.  There are also seven Texas Land & Cattle  restaurants, five Sullivan's Steakhouses and one Del Frisco Double Eagle Steakhouse that will open throughout 2006 or early in 2007.

      There were 250  operating  domestic Lone Star  restaurants  as of March 6,
2006,  before  consideration  of store closings  described above including three restaurants in New Orleans,  temporarily closed due to Hurricane Katrina.  These restaurants  will not likely be repaired and reopened until mid to late 2006. In addition, a licensee operates four Lone Star restaurants in California.

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

IMPAIRMENT OF LONG-LIVED  ASSETS -  UNDERPERFORMING  RESTAURANTS AND FINITE LIFE
INTANGIBLES  Property and equipment and finite life intangibles are reviewed for impairment  whenever  events or changes in  circumstances  indicate the carrying amount  of an asset  may not be  recoverable.  The  Company  reviews  applicable intangible assets and long-lived assets related to each restaurant on a periodic basis.  When  events or changes in  circumstances  indicate  an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected  undiscounted future cash flows is less than the carrying value of the asset,  an impairment loss is recognized.
The  impairment  loss is  recognized  by measuring  the  difference  between the carrying value of the assets and the fair market value of the assets. Fair value was estimated utilizing the best information  available,  including management's estimates and judgments, independent appraisals of fair value and projections as considered necessary. The actual results may vary significantly.

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

                                                                                               Year Ended
                                                                                ------------------------------------------
                                                                                December 27,   December 28,   December 30,
                                                                                    2005           2004           2003
                                                                                    ----           ----           ----
Statement of Income:

Net sales                                                                            100%           100%           100%
   Costs and expenses:
     Costs of sales                                                                 35.2           35.8           36.0
     Restaurant operating expenses                                                  49.7           47.3           46.4
     Depreciation and amortization                                                   2.9            3.0            3.5
     Provision for impaired assets                                                   0.1            0.2             --
                                                                                  ------         ------         ------
     Restaurant costs and expenses                                                  87.9           86.3           85.9

General and administrative expenses                                                  6.9            6.8            7.3
Hurricane disaster relief donation                                                   0.3             --             --
Provision for casualty loss                                                          0.1             --             --
Non-cash stock compensation expense                                                  0.3            0.2            0.3
                                                                                  ------         ------         ------

Income from operations                                                               4.5            6.7            6.5
Other income, net                                                                    0.2            0.3            0.1
                                                                                  ------         ------         ------

Income from continuing operations before income taxes                                4.7            7.0            6.6
Provision for income taxes                                                           1.5            2.3            2.0
                                                                                  ------         ------         ------
Income from continuing operations                                                    3.2            4.7            4.6
Income (loss) from discontinued operations, net of applicable income taxes           1.4             --           (1.5)
                                                                                  ------         ------         ------

Net income                                                                           4.6%           4.7%           3.1%
                                                                                  ======         ======         ======

LONE STAR STEAKHOUSE & SALOON, INC.

                    YEAR ENDED COMPARED TO DECEMBER 27, 2005
                    COMPARED TO YEAR ENDED DECEMBER 28, 2004
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

      Net sales increased  $1,809 or .3% to $669,355 for the year ended December
27, 2005 ("fiscal  2005"),  compared to $667,546 for the year ended December 28,
2004 ("fiscal 2004"). Sales for fiscal 2005 include fifty-two weeks of sales for
TXCC compared with the prior period for fiscal 2004 which includes sales of TXCC covering a  forty-eight  week period.  The  Company's  blended same store sales, representing net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the current and  comparable  prior year period decreased  .5%. The  Company's  average  check  increased  2.4% and guest counts decreased 2.8%.

      Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 35.2% from 35.8% due  primarily to decreased  costs for beef partly offset by  increased  costs for  seafood  items as a result  of  changes  in the menu-mix.

      Restaurant  operating  expenses  for  fiscal  2005  increased  $17,027  to
$332,648  compared  to  $315,621  in the prior year  period and  increased  as a percentage of net sales to 49.7% from 47.3%. Labor costs increased .9% primarily as the result of increased  management staffing at the restaurants.  Advertising costs increased .4%. Building  maintenance costs increased .4% and utility costs increased  .2%.  Remodel  expenses  increased  .1%. The increases were partially offset by a decrease in certain insurance costs.

      Depreciation and amortization  decreased $819 in fiscal 2005 compared with the prior period.  The decrease is  attributable  to the continued  reduction in depreciation  for  certain  assets that have become  fully  depreciated  for the
Company's  historical  concepts.  This  decrease  is  partially  offset  by  the depreciation of assets related to the TXCC acquisition.

      General  and  administrative  expenses  increased  $1,381 in  fiscal  2005 compared to the prior period.  General and  administrative  expenses  reflect an increase of approximately $300 for increases related to the TXCC acquisition for the  additional  four week period  included in fiscal 2005 as compared  with the prior period.  In addition,  general and  administrative  costs  reflect  higher travel expenses and costs for restaurant  development.  The increases are offset in part by a decrease in incentive compensation.

      Provision  for  impaired  assets  of  $410 in  fiscal  2005  reflects  the write-down of five underperforming restaurants to their estimated fair value.

      Hurricane  disaster  relief donation in fiscal 2005 reflects the Company's contribution  to the American Red Cross in connection  with disaster  relief for the victims of Hurricane  Katrina.  The Company  donated 100% of its  restaurant sales of $1,853 on Labor Day, September 5, 2005.

      Provision for casualty loss in fiscal 2005 reflects the Company's estimate of losses  associated  with its  restaurants  which were  damaged  by  Hurricane
Katrina.  Such losses primarily  relate to estimated  property damages for which insurance  recoveries  will not be  available  due to  limitations  of insurance deductible amounts.

      Non-cash stock compensation  expense in fiscal 2005 was $1,575 compared to
$1,193 for the prior year  period.  The change is primarily  attributable  to an increase  in the  amortization  of stock  compensation  expense  in fiscal  2005 compared  to fiscal  2004,  reflecting  the impact of stock  options  granted in
December 2004 and during 2005. In addition, the 2005 period includes a credit of
$797 compared to a charge of $831 in the prior year  relating to the  accounting for certain shares of the Company's  common stock held by a Rabbi Trust pursuant to a deferred compensation  arrangement (See Note 3 to the Notes to Consolidated
Financial Statements).

      Other  income,  net in fiscal  2005 was $1,258  compared to $1,737 for the prior year.  The decrease in other income  results  primarily from a decrease in gains on sale of assets in 2005 as compared to 2004.

      The effective  income tax rate from  continuing  operations  was 32.7% and
33.0% for fiscal 2005 and fiscal 2004, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of

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

      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent to fiscal 2002 which are reported as discontinued operations pursuant to SFAS No. 144 (see Note 12 to the Notes to Consolidated  Statements).  The tax
benefit  included in  discontinued  operations  reflects the  resolution  of tax matters related to Australian operations which were discontinued in fiscal 2003.

LONE STAR STEAKHOUSE & SALOON, INC.

      YEAR ENDED DECEMBER 28, 2004 COMPARED TO YEAR ENDED DECEMBER 30, 2003
                          (DOLLAR AMOUNTS IN THOUSANDS)

      Net  sales  increased  $78,311  or 13.3% to  $667,546  for the year  ended
December  28, 2004  ("fiscal  2004"),  compared  to $589,235  for the year ended
December 30, 2003 ("fiscal 2003").  Sales for fiscal 2004 include  approximately
$56,020  attributable  to the  acquisition  of Texas Land & Cattle.  The Company experienced  sales growth in all its  restaurant  concepts as blended same store sales  representing  net sales, by store,  for all the Company owned  restaurant concepts,  opened for more than 18 months in the  current and  comparable  prior year period increased 3.6%. The Company's average check increased 1.6% and guest counts increased 2.7%.

      Costs of sales, primarily food and beverages, decreased as a percentage of net sales to 35.8% from 36.0% due to declining  beef costs  occurring  primarily during the fourth  quarter of fiscal 2004. The decline in beef costs were offset in part by increased costs for dairy products.

      Restaurant operating expenses in fiscal 2004 increased $41,981 to $315,621 compared to $273,640 in fiscal 2003,  and increased as a percentage of net sales to 47.3%  from  46.4%.  Labor  costs  increased  .3%  primarily  as a result  of increased  costs  for  worker's  compensation  and  employee  medical  expenses.
Advertising  costs increased  approximately  .1% reflecting  increased  printing costs.  Occupancy  costs were up .4% due  primarily to the impact of higher rent expenses  applicable to the Texas Land & Cattle stores. In addition,  restaurant operating  expenses for fiscal 2004 include  approximately  $555 of  pre-opening costs compared to none in fiscal 2003.

      Depreciation  and  amortization  decreased $457 in fiscal 2004 compared to
fiscal  2003.  The  decrease  is  attributable   primarily  to  a  reduction  in
depreciation  for  certain  assets that have become  fully  depreciated  for the
Company's historical concepts,  offset in part by depreciation of assets related to the Texas Land & Cattle acquisition.

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

      Discontinued  operations  reflect the  operations  of  restaurants  closed subsequent to fiscal 2002 which are reported as discontinued operations pursuant to SFAS No. 144, (see Note 12 to the Notes to Consolidated Statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel are tipped employees,  minimum wage changes generally have little effect on overall labor costs.  Historically,  as costs of food and labor have increased, the Company has been able to offset these increases through menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as,  competitive  pressures which may limit the Company's ability to recover any cost increases in their entirety. Historically, inflation has not had a material  impact on operating  margins.  During the past two fiscal years, the Company experienced significant volatility in beef prices as such prices for the periods were  generally  above  historical  levels.  To the extent that beef prices continue to be  significantly  above  historical  levels,  it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (Dollars in thousands, except share amounts)

The following table presents a summary of the Company's cash flows for the years ended:

                                                                      December 27,   December 28,   December 30,
                                                                          2005           2004           2003
                                                                          ----           ----           ----

Net cash provided by operating activities of continuing operations      $ 47,143       $ 61,059       $ 54,077
Net cash used in investment activities of continuing operations          (55,824)       (65,334)        (8,106)
Net cash used in financing activities of continuing operations           (13,177)       (54,788)       (27,149)
Effect of exchange rate changes on cash                                       --             --          1,486
Net cash provided by discontinued operations                               1,920          1,348         10,553
                                                                        --------       --------       --------
Net increase (decrease) in cash and cash equivalents                    $(19,938)      $(57,715)      $ 30,861
                                                                        ========       ========       ========

      The decrease in net cash provided by operating  activities for fiscal 2005 compared to fiscal  2004 is due  primarily  to a decrease  in net income  during fiscal 2005 as compared to fiscal 2004.

      During fiscal 2005,  2004, and 2003, the Company's  investment in property and equipment was $44,725,  $22,245, and $6,928,  respectively.  In fiscal 2005,
2004, and 2003, the Company received proceeds from the sale of assets of $1,036,
$2,035, and $1,730, respectively.

      During  fiscal  2005 and fiscal  2004,  the Company  invested  $11,525 and
$33,500 in short term securities  primarily consisting of investments in auction rate securities  with  contractual  maturities of up to 30 years.  These auction rate securities have interest re-set dates that occur every 7 to 90 days and can be actively  marketed at ongoing  auctions that occur every 7 to 90 days.  These investments are in investment-grade  debt instruments such as  government-backed securities. Auction rate securities are classified as available-for-sale and are reported on the balance sheet at par value,  which equals  market value,  as the rate on such securities resets every 7 to 90 days.  Consequently,  interest rate movements  do not affect the  balance  sheet  valuation  of these  fixed  income investments.

      The Company  opened two domestic Lone Star  restaurant in fiscal 2005, one in fiscal 2004 and none in fiscal 2003.  During fiscal 2005,  the Company closed two  underperforming  Lone Star  restaurants and one restaurant was destroyed by fire.

      Since the start of the 2006  fiscal  year,  the Company has opened two new
Lone Star Steakhouse & Saloon restaurants and has plans to open an additional 20 new units  throughout the year, or early 2007. There are also seven Texas Land &
Cattle  resturants,  five Sullivan  Steakhouses  and one Del Frisco Double Eagle
Steakhause that will open throughout 2006 or early in 2007.

      As more fully described in Note 19 to the Notes to Consolidated  Condensed
Financial  Statements,  on January 28,  2004,  the Company  acquired  TXCC which operates 20 Texas Land & Cattle Steak House(R)  restaurants located primarily in
Texas.  The cash portion of the purchase  price,  net of cash acquired of $2,145 was $12,579 and was funded from the  Company's  existing  cash  balance.  In May
2005,  the Company  acquired  for $1,200 in cash,  the  remaining  40%  minority interest of certain limited partners in TXCC-Preston, L.P.

      During fiscal 2005,  the Company  received net proceeds of $2,453 from the issuance  of 247,186  shares of its common  stock due to the  exercise  of stock options  compared  to  proceeds  of $11,454  and  $10,244  from the  issuance of
1,350,065 and 1,210,682 shares in fiscal 2004 and 2003, respectively.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's common stock. During fiscal 2005, the Company made no purchases of its common stock. In fiscal 2004 and 2003, the Company  purchased  2,072,800 and
1,132,500 shares at a cost of $51,410 and $23,833, respectively. At December 27,
2005,  the Company may purchase up to 2,026,190  shares of common stock pursuant to its current authorization by the Board of Directors.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2005,  the Company  increased its quarterly  cash  dividend  from $.175 to $.195 per share.  The Company  recently announced in 2006 that it would  increase its quarterly cash dividend from $.195 to $.205 per share.  During fiscal 2005,  2004,  and 2003, the Company paid cash dividends as follows:

                                      Amount                       Per Share
                                      ------                       ---------

         Fiscal 2005                 $15,630                         $0.76
         Fiscal 2004                 $14,832                         $0.70
         Fiscal 2003                 $13,560                         $0.645

      The Company  anticipates  that its  aggregate  costs to complete the store development currently in process or planned will range from $100,000 to $110,000 relating primarily to construction and equipment costs for new restaurants,  the acquisition  of  additional  restaurant  sites and the  installation  of the new web-based  POS  system  in  its  existing  stores.  As  of  December  27,  2005, approximately  $20,000  of this  aggregate  cost  was  already  incurred  by the
Company.

     At December 27, 2005, the Company had $18,577 in cash and cash  equivalents and $45,025 in short term  investments.  The Company  has  available  $55,000 in unsecured  revolving credit facilities which expire in October 2007. At December
27, 2005, the Company had no outstanding  borrowings under such facilities.  See
Note 4 to the Consolidated  Financial Statements in this Form 10-K for a further description  of the Company's  credit  facilities.  The Company  expects to fund future  requirements  for  investing  and  financing  activities,  including its capital  expenditure  requirements,  through cash  expected to be provided  from operations,  existing  balances  in cash  and cash  equivalent  and  short  term investments and existing credit facilities.

      The Company's obligations at December 27, 2005 are for operating leases as follows:

                                     2006                $ 14,519
                                     2007                  14,071
                                     2008                  14,220
                                     2009                  14,179
                                     2010                  13,833
                               Thereafter                 113,332
                                                         --------
        Total operating lease obligations                $184,154
                                                         ========

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized  in income in the period in which the  change  occurs.  Realized  and unrealized gains and losses for the period were not significant.  As of December
27, 2005 and during the fiscal year then ended,  the Company had no positions in futures contracts.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In  October  2005,  the FASB  issued  FASB  Staff  Position  No. FAS 13-1,
ACCOUNTING  FOR RENTAL COSTS INCURRED  DURING A CONSTRUCTION  PERIOD (FSP 13-1).
FSP 13-1 requires rental costs associated with ground or

building operating leases incurred during a construction period to be recognized as rental expense.  FSP 13-1 is effective for reporting  periods beginning after
December 15, 2005. Retroactive  application is permitted,  but not required. Had
FSP 13-1  been  effective,  the  impact  would  have been  insignificant  to the
Company's financial statements for fiscal years 2005, 2004 and 2003.

      In  December  2004,  the FASB issued  Statement  of  Financial  Accounting
Standards No. 123 (revised 2004).  "Share-Based Payment," (SFAS 123R). SFAS 123R
is a revision of SFAS No. 123, "Accounting for Stock-Based  Compensation." Among
other  items,  SFAS 123R  eliminates  the use of the  intrinsic  value method of accounting,  and requires  companies  to recognize  the cost of awards of equity instruments  granted in exchange for employee  services  received,  based on the grant  date  fair  value of  those  awards,  in the  financial  statements.  The effective  date of SFAS 123R was the first interim period  beginning  after June
15, 2005;  however,  on April 14, 2005, the  Securities and Exchange  Commission
announced  that the effective  date of SFAS 123R was  postponed  until the first annual period  beginning after June 15, 2005. The Company  currently  recognizes the cost of its awards of equity  instruments  granted in exchange  for employee services  received,  based on the  grant  date  fair  value of those  awards  in accordance  Statement of Financial Accounting Standards No. 123 in its financial statements.  Therefore,  the Company  does not believe the adoption of SFAS 123R will have a significant impact to its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  response  to this item is  included  in a  separate  section  of this report. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation,  under the supervision and with the participation of the Company's management, including the chief executive officer and  the  chief  financial  officer,  of the  effectiveness  of the  design  and operation  of the  disclosure  controls  and  procedures,  as  defined  in Rules
13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of 1934, as amended
(the "Exchange Act"). Based upon that evaluation,  the Company's chief executive officer and chief  financial  officer  concluded  that the Company's  disclosure controls and procedures  are  effective,  as of the end of the period covered by this Report (December 27, 2005), in ensuring that material  information relating to Lone Star Steakhouse & Saloon, Inc. including its consolidated  subsidiaries, required  to be  disclosed  by the  Company in reports  that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in the SEC rules and forms.  There were no changes in the Company's internal control over

financial  reporting  during the quarter  ended  December  27,  2005,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Lone Star Steakhouse & Saloon,  Inc., is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal  control over  financial  reporting is a process to provide  reasonable assurance  regarding the  reliability  of our  financial  reporting for external purposes in accordance  with  accounting  principles  generally  accepted in the
United States of America.  Internal  control over financial  reporting  includes maintaining  records that in reasonable detail accurately and fairly reflect our transactions;  providing  reasonable assurance that transactions are recorded as necessary for  preparation  of our financial  statements;  providing  reasonable assurance  that  receipts  and  expenditures  of  company  assets  are  made  in accordance with management  authorization;  and providing  reasonable  assurance that unauthorized  acquisition,  use or disposition of company assets that could have a  material  effect  on our  financial  statements  would be  prevented  or detected  on a timely  basis.  Because  of its  inherent  limitations,  internal control over financial  reporting is not intended to provide absolute  assurance that a misstatement of our financial statements would be prevented or detected.

      Management  conducted an evaluation of the  effectiveness  of our internal control over financial reporting based on the framework and criteria established in  Internal  Control  -  Integrated  Framework  , issued  by the  Committee  of
Sponsoring  Organizations of the Treadway  Commission.  This evaluation included review of the documentation of controls,  evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this  evaluation.  Based on this  evaluation,  management  concluded that the
Company's internal control over financial reporting was effective as of December
27, 2005.  Management's  assessment of the effectiveness of our internal control over  financial  reporting  as of December  27, 2005 has been audited by Ernst &
Young LLP, an independent  registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have audited management's assessment,  included in the accompanying Report of
Management  on  Internal  Control  over  Financial  Reporting,  that  Lone  Star
Steakhouse & Saloon, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 27, 2005, based on criteria  established in Internal Control - Integrated Framework issued by the Committee of Sponsoring
Organizations  of  the  Treadway  Commission  (the  COSO  criteria).  Lone  Star
Steakhouse & Saloon,  Inc.  and  subsidiaries'  management  is  responsible  for maintaining  effective  internal  control over  financial  reporting and for its assessment of the  effectiveness of internal  control over financial  reporting.
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

In our opinion, management's assessment that Lone Star Steakhouse & Saloon, Inc.
and subsidiaries  maintained effective internal control over financial reporting as of December 27, 2005, is fairly stated,  in all material  respects,  based on the COSO criteria. Also, in our opinion, Lone Star Steakhouse & Saloon, Inc. and subsidiaries,  maintained, in all material respects,  effective internal control over financial reporting as of December 27, 2005, based on the COSO criteria.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of
Lone Star Steakhouse & Saloon, Inc. and subsidiaries as of December 27, 2005 and
December  28,  2004,  and  the  related   consolidated   statements  of  income,
shareholders'  equity,  and cash flows for each of the three years in the period ended December 27, 2005 of Lone Star Steakhouse & Saloon,  Inc. and subsidiaries and our report dated March 6, 2006, (except for note 20, as to which the date is
March 11, 2006) expressed an unqualified opinion thereon.

                                             /s/ Ernst & Young LLP

Kansas City, Missouri
March 6, 2006

ITEM 9B. OTHER INFORMATION

In December 2005, the Company's Compensation/Stock Option Committee approved the fiscal 2005 cash bonuses and stock  options to be granted to executive  officers of the Company and approved the salaries of the executive officers for 2006.

      The  bonuses,  option  grants and  salaries  for the  Company's  executive officers are as follows:

Named Executive Officer        2006 Base Salary    2005 Cash Bonus    Stock Option Grants(1)

Jamie B Coulter                   $866,250              1,500                 --
Mark Mednansky                     300,000            151,500             75,000
John D. White                      675,000              1,500                 --
Gerald T. Aaron                    275,000             45,213                 --
Dee Lincoln                        260,000             55,105                 --

      (1) Granted  pursuant to the Company's 2004 Stock Option Plan. The options shall vest in equal  installments on each of the first four anniversaries of the date of the grant.

      The Company  entered  into  separate  employment  agreements  with each of
Messrs.  White,  Aaron,  and  Mednansky,  on April 29, 2003.  The agreements for
Messrs.  White and Aaron  have been  previously  filed by the  Company  with the
Securities  and  Exchange  Commission  and  the  employment  agreement  for  Mr.
Mednansky  is being  filed  with  this  Form  10-K.  The  material  terms of the employment agreements for Messrs. White, Aaron and Mednansky have been described in prior Company filings with the Securities Exchange  Comission.  In connection with his appointment as the Comapny's Chief Operating Officer, the Comapny is in
the process of negotiating a new employment contract with Mr. Mednansky.

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

      *****10.7      Employment  Agreement  between  the  Company  and Gerald T.
                     Aaron, dated April 24, 2003.

          *10.9      Employment   Agreement   between   the   Company  and  Mark
                     Mednansky, dated April 24, 2003

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

----------
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

 *********      Incorporated  by Reference to the Company's  Periodic  Report on
                Form 8-K, filed with the Commission on October 14, 2004.

**********      Incorporated  by Reference to the Company's  Periodic  Report on
                Form 8-K, filed with the Commission on December 20, 2004.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto  duly  authorized,  in the City of
Wichita, State of Kansas, on this 13th day of March 2006.

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                                         (Registrant)

                                             /s/ John D. White
                                             -----------------------------------
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

          SIGNATURE                      TITLE                         DATE
          ---------                      -----                         ----

    /s/ Jamie B. Coulter        Chief Executive Officer           March 13, 2006
-----------------------------     Principal Executive
      Jamie B. Coulter                  Officer

      /s/ John D. White       Chief Financial Officer and         March 13, 2006
----------------------------- Principal Accounting Officer
        John D. White           and Principal Financial
                                Officer, Executive Vice
                                    President,
                              Treasurer and Director

     /s/ Fred B. Chaney          Chairman of the Board            March 13, 2006
-----------------------------         and Director
       Fred B. Chaney

     /s/ Anthony Bergamo                Director                  March 13, 2006
-----------------------------
       Anthony Bergamo

    /s/ William B. Greene               Director                  March 13, 2006
-----------------------------
      William B. Greene

    /s/ Thomas C. Lasorda               Director                  March 13, 2006
-----------------------------
      Thomas C. Lasorda

    /s/ Michael A. Ledeen               Director                  March 13, 2006
-----------------------------
      Michael A. Ledeen

    /s/ Clark R. Mandigo                Director                  March 13, 2006
-----------------------------
      Clark R. Mandigo

     /s/ Mark Saltzgaber                Director                  March 13, 2006
-----------------------------
       Mark Saltzgaber

CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Steakhouse & Saloon, Inc.
Years Ended December 27, 2005, December 28, 2004, and December 30, 2003

                       Lone Star Steakhouse & Saloon, Inc.

                          Index to Financial Statements

                                                                           Pages
                                                                           -----

Report of Independent Registered Public Accounting Firm.....................F-1
Consolidated Balance Sheets as of December 27, 2005, and December 28, 2004..F-2
Consolidated Statements of Income for the years ended December 27, 2005,
   December 28, 2004, and December 30, 2003.................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
   December 27, 2005, December 28, 2004, and December 30, 2003..............F-5
Consolidated Statements of Cash Flows for the years ended
   December 27, 2005, December 28, 2004, and December 30, 2003..............F-6
Notes to Consolidated Financial Statements..................................F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lone Star Steakhouse & Saloon, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Lone Star
Steakhouse & Saloon,  Inc.  (the  Company) and  subsidiaries  as of December 27,
2005, and December 28, 2004, and the related consolidated  statements of income, stockholders'  equity,  and cash flows for each of the three years in the period ended December 27, 2005. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  consolidated  financial  position  of  Lone  Star
Steakhouse & Saloon,  Inc. and  subsidiaries  at December 27, 2005, and December
28, 2004, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended December 27, 2005, in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight  Board (United  States),  the  effectiveness  of Lone Star
Steakhouse & Saloon,  Inc. and  subsidiaries'  internal  control over  financial reporting  as of December 27, 2005,  based on criteria  established  in INTERNAL
CONTROL  -  INTEGRATED   FRAMEWORK   issued  by  the   Committee  of  Sponsoring
Organizations  of the Treadway  Commission,  and our report dated March 6, 2006, expressed an unqualified opinion thereon.

                                                    /s/ Ernst & Young LLP

Kansas City, Missouri
March 6, 2006, except for
  Note 20, as to which the
  date is March 11, 2006

                       Lone Star Steakhouse & Saloon, Inc.

                           Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     December 27,   December 28,
                                                         2005          2004
                                                     ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $ 18,577      $ 38,515
   Short-term investments                                45,025        33,500
                                                       ----------------------
                                                         63,602        72,015

   Inventories                                           12,859        12,765
   Deferred income taxes                                  8,888         7,532
   Prepaid insurance deposits                            16,346        14,537
   Other                                                  8,876         6,225
                                                       ----------------------
Total current assets                                    110,571       113,074

Property and equipment:
   Land                                                 127,273       118,672
   Buildings                                            185,936       174,628
   Leasehold improvements                               125,507       118,203
   Equipment                                            117,968       107,872
   Furniture and fixtures                                21,418        19,267
                                                       ----------------------
                                                        578,102       538,642
   Less accumulated depreciation and amortization       237,674       217,837
                                                       ----------------------
                                                        340,428       320,805

Deferred compensation plan investments                   17,646        13,903

Other assets:
   Goodwill                                              12,219        11,513
   Intangible assets, net                                 8,960         9,964
   Deferred income taxes                                 24,013        24,434
   Other                                                  3,976         4,599
                                                       ----------------------
                                                         49,168        50,510
                                                       ----------------------
Total assets                                           $517,813      $498,292
                                                       ======================

                                                                       December 27,    December 28,
                                                                          2005            2004
                                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  12,655       $  13,845
   Sales tax payable                                                        3,110           2,817
   Accrued payroll                                                         10,322           9,947
   Real estate taxes                                                        3,315           3,239
   Accrued self-insurance                                                  21,406          15,094
   Gift certificates                                                       11,156          10,973
   Income taxes payable                                                        --           9,786
   Other                                                                    7,952           8,051
                                                                        -------------------------
Total current liabilities                                                  69,916          73,752

Long-term liabilities, principally deferred compensation
   obligations                                                             24,290          21,263
Deferred rent obligations                                                  11,266          10,496
                                                                        -------------------------
Total liabilities                                                         105,472         105,511

Stockholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; none issued                                                   --              --
   Common stock, $0.01 par value, 98,000,000 shares authorized;
     20,716,726 shares issued and outstanding (20,469,540 in 2004)            207             205
   Additional paid-in capital                                             143,797         139,570
   Retained earnings                                                      272,000         256,669
   Common stock held by trust                                              (3,663)         (3,663)
                                                                        -------------------------
Total stockholders' equity                                                412,341         392,781

                                                                        -------------------------
Total liabilities and stockholders' equity                              $ 517,813       $ 498,292
                                                                        =========================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                        Consolidated Statements of Income
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year Ended
                                                          --------------------------------------------
                                                          December 27,    December 28,    December 30,
                                                              2005            2004            2003
                                                          --------------------------------------------
Net sales                                                  $ 669,355       $ 667,546       $ 589,235

Costs and expenses:
   Costs of sales                                            235,903         238,925         211,785
   Restaurant operating expenses                             332,648         315,621         273,640
   Depreciation and amortization                              19,362          20,181          20,638
   Provision for impaired assets                                 410           1,167              --
                                                           -----------------------------------------
   Restaurant costs and expenses                             588,323         575,894         506,063

   General and administrative expenses                        46,650          45,269          43,346
   Hurricane disaster relief donation                          1,853              --              --
   Provision for casualty losses                                 535              --              --
   Noncash stock compensation expense                          1,575           1,193           1,474
                                                           -----------------------------------------
Income from operations                                        30,419          45,190          38,352

Other income, net                                              1,258           1,737             553
                                                           -----------------------------------------
Income from continuing operations before income taxes         31,677          46,927          38,905

Provision for income taxes                                    10,371          15,503          11,850
                                                           -----------------------------------------
Income from continuing operations                             21,306          31,424          27,055

Discontinued operations:
   Loss from operations of discontinued restaurants             (627)           (311)        (11,017)
   Income tax benefit                                         10,282             100           2,207
                                                           -----------------------------------------
Income (loss) on discontinued operations                       9,655            (211)         (8,810)
                                                           -----------------------------------------
Net income                                                 $  30,961       $  31,213       $  18,245
                                                           =========================================

Basic earnings per share:
   Continuing operations                                   $    1.04       $    1.50       $    1.30
   Discontinued operations                                      0.47           (0.01)          (0.42)
                                                           -----------------------------------------
Basic earnings per share                                   $    1.51       $    1.49       $    0.88
                                                           =========================================

Diluted earnings per share:
   Continuing operations                                   $    0.93       $    1.34       $    1.14
   Discontinued operations                                      0.43           (0.01)          (0.37)
                                                           -----------------------------------------
Diluted earnings per share                                 $    1.36       $    1.33       $    0.77
                                                           =========================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  Common Stock      Additional
                                                   Preferred  --------------------    Paid-In
                                                     Stock     Number       Amount    Capital
                                                   ---------------------------------------------

Balance, December 31, 2002                             --     20,994,608      $210    $189,908
Stock options exercised                                --      1,210,682        12      10,232
Tax effect related to options exercised                --             --        --         483
Common stock purchased and retired                     --     (1,132,500)      (11)    (23,822)
Cash dividends ($0.645 per share)                      --             --        --          --
Noncash stock compensation expense                     --             --        --       1,043
Common stock held by trust (177,145 shares)            --             --        --          --
Comprehensive income:
   Net income                                          --             --        --          --
   Foreign currency translation adjustments            --             --        --          --

Comprehensive income
                                                   ---------------------------------------------
Balance, December 30, 2003                             --     21,072,790       211     177,844
Stock options exercised                                --      1,350,065        14      11,440
Tax effect related to options exercised                --             --        --      (1,365)
Common stock purchased and retired                     --     (2,072,800)      (21)    (51,389)
Cash dividends ($0.70 per share)                       --             --        --          --
Noncash stock compensation expense                     --             --        --         362
Common stock issued in purchase of TXCC                --        119,485         1       2,678
Net income                                             --             --        --          --
                                                   ---------------------------------------------
Balance, December 28, 2004                             --     20,469,540       205     139,570
Stock options exercised                                --        247,186         2       2,451
Tax effect related to options exercised                --             --        --       1,148
Tax effect of upward repricing of stock options        --             --        --      (1,744)
Cash dividends ($0.76 per share)                       --             --        --          --
Noncash stock compensation expense                     --             --        --       2,372
Net income                                             --             --        --          --
                                                   ---------------------------------------------
Balance, December 27, 2005                             --     20,716,726      $207    $143,797
                                                   =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             Accumulated
                                                                Common          Other
                                                  Retained    Stock Held    Comprehensive
                                                  Earnings   Held by Trust   (Loss) Income   Total
                                                  --------------------------------------------------

Balance, December 31, 2002                         $235,603     $    --         $(11,960)   $413,761
Stock options exercised                                  --          --               --      10,244
Tax effect related to options exercised                  --          --               --         483
Common stock purchased and retired                       --          --               --     (23,833)
Cash dividends ($0.645 per share)                   (13,560)         --               --     (13,560)
Noncash stock compensation expense                       --          --               --       1,043
Common stock held by trust (177,145 shares)              --      (3,663)              --      (3,663)
Comprehensive income:
   Net income                                        18,245          --               --      18,245
   Foreign currency translation adjustments              --          --           11,960      11,960
                                                                                            --------
Comprehensive income                                                                          30,205
                                                  --------------------------------------------------
Balance, December 30, 2003                          240,288      (3,663)              --     414,680
Stock options exercised                                  --          --               --      11,454
Tax effect related to options exercised                  --          --               --      (1,365)
Common stock purchased and retired                       --          --               --     (51,410)
Cash dividends ($0.70 per share)                    (14,832)         --               --     (14,832)
Noncash stock compensation expense                       --          --               --         362
Common stock issued in purchase of TXCC                  --          --               --       2,679
Net income                                           31,213          --               --      31,213
                                                  --------------------------------------------------
Balance, December 28, 2004                          256,669      (3,663)              --     392,781
Stock options exercised                                  --          --               --       2,453
Tax effect related to options exercised                  --          --               --       1,148
Tax effect of upward repricing of stock options          --          --               --      (1,744)
Cash dividends ($0.76 per share)                    (15,630)         --               --     (15,630)
Noncash stock compensation expense                       --          --               --       2,372
Net income                                           30,961          --               --      30,961
                                                  --------------------------------------------------
Balance, December 27, 2005                         $272,000     $(3,663)        $     --    $412,341
                                                  ==================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             F-5A

                       Lone Star Steakhouse & Saloon, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                    Year Ended
                                                     ------------------------------------------
                                                     December 27,   December 28,   December 30,
                                                         2005            2004           2003
                                                     ------------------------------------------

OPERATING ACTIVITIES
Net income                                             $ 30,961       $ 31,213       $ 18,245
Adjustments to reconcile net income to net cash
   provided by operating activities of continuing
   operations:
     Depreciation                                        21,387         21,796         22,700
     Amortization                                         1,038          1,067          1,047
     Noncash stock compensation                           1,575          1,193          1,474
     Provision for impaired assets                          410          1,167             --
     Loss (gain) on sales of assets                         164         (1,250)            42
     Provision for casualty losses                          535             --             --
     Deferred income taxes                               (2,746)         2,964         (5,323)
     (Income) loss from discontinued operations          (9,655)           211          8,810
     Changes in operating assets and liabilities,
       net of the effects of the acquisitions:
         Inventories                                        (94)           598           (490)
         Prepaid insurance deposits                      (1,809)        (7,624)        (6,913)
         Other current assets                              (337)            43            407
         Accounts payable                                (1,190)            45         (1,212)
         Accrued self-insurance                           5,777          7,573          7,296
         Income taxes payable                            (2,000)          (806)         7,017
         Other liabilities                                3,127          2,869            977
                                                       --------------------------------------
Net cash provided by operating activities of
   continuing operations                                 47,143         61,059         54,077

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                       (1,200)       (12,579)            --
Purchases of short-term investments                     (11,525)       (33,500)            --
Purchases of property and equipment                     (44,725)       (22,245)        (6,928)
Proceeds from sales of assets                             1,036          2,035          1,730
Other                                                       590            955         (2,908)
                                                       --------------------------------------
Net cash used in investing activities of
   continuing operations                                (55,824)       (65,334)        (8,106)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                2,453         11,454         10,244
Common stock repurchased and retired                         --        (51,410)       (23,833)
Dividends paid                                          (15,630)       (14,832)       (13,560)
                                                       --------------------------------------
Net cash used in financing activities of
   continuing operations                                (13,177)       (54,788)       (27,149)

                       Lone Star Steakhouse & Saloon, Inc.

                Consolidated Statements of Cash Flows (continued)
                                 (IN THOUSANDS)

                                                                     Year Ended
                                                      ------------------------------------------
                                                      December 27,   December 28,   December 30,
                                                         2005           2004           2003
                                                      ------------------------------------------

Effect of exchange rate changes on cash                $     --       $     --       $  1,486

Cash flow of discontinued operations
   (revised):
    Operating cash flows                                   (300)          (277)         2,525
    Investing cash flows                                  2,220          1,625          8,028
                                                       --------------------------------------
Total                                                     1,920          1,348         10,553
                                                       --------------------------------------

Net (decrease) increase in cash and cash
   equivalents                                          (19,938)       (57,715)        30,861
Cash and cash equivalents at beginning of year           38,515         96,230         65,369
                                                       --------------------------------------
Cash and cash equivalents at end of year               $ 18,577       $ 38,515       $ 96,230
                                                       ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                             $ 13,744       $ 14,610       $  6,875
                                                       ======================================

NONCASH OPERATING ACTIVITIES
Reversal of income tax contingency reserves            $ 10,100       $     --       $     --
                                                       ======================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued in connection with acquisition           $     --       $  2,679       $     --
                                                       ======================================

Shares issued to trust                                 $     --       $     --       $  3,663
                                                       ======================================

Impact of litigation settlement on deferred taxes
   and additional paid-in capital                      $  1,744       $     --       $     --
                                                       ======================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Lone Star Steakhouse & Saloon, Inc.

                   Notes to Consolidated Financial Statements
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                December 27, 2005

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Lone  Star  Steakhouse  & Saloon,  Inc.  (the  Company)  owns and  operates  two mid-priced full service,  casual dining restaurant concepts in the United States which  operate  under the names Lone Star  Steakhouse  & Saloon and Texas Land &
Cattle Steak House (TXCC). In addition,  the Company operates restaurants in the upscale  steakhouse  market  through Del  Frisco's  Double Eagle Steak House and
Sullivan's  Steakhouse.  As of December 27, 2005,  the Company owns and operates
250 Lone Star  Steakhouse & Saloons and 20 Texas Land & Cattle  Steakhouses.  In
addition,  the Company  owns and operates  five Del Frisco's  Double Eagle Steak
Houses, 15 Sullivan's Steakhouses,  and one Frankie's Italian Grille. All of the
Company's  restaurants  are in the United  States.  The  Company  acquired  TXCC effective January 28, 2004 (see Note 19).

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
            operations.

      o     Concentration of Credit Risk

            The Company's  financial  instruments  exposed to  concentration  of credit  risk  consist  primarily  of  cash,  cash  equivalents,  and short-term investments. The Company places its cash with high credit quality financial institutions, and at times, such cash may be

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            in excess of the federal depository insurance limit. The Company has cash equivalents of approximately $6,726 and $13,626 at December 27,
            2005,  and December 28, 2004,  respectively,  in money market mutual funds. The Company's  short-term  investments of $45,025 and $33,500 at December 27, 2005, and December 28, 2004, respectively, primarily include  auction-rate,  investment-grade  securities with municipal, state, and U.S. government agencies.

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

      o     Cash and Cash Equivalents

            Cash and cash equivalents  include currency on hand, demand deposits with banks or other financial institutions, credit card receivables, and short-term  investments  with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

      o     Short-Term Investments

            The  Company's  short-term  investments  of $45,025  and  $33,500 at
            December 27, 2005,  and December 28, 2004,  respectively,  primarily consist of investments in auction-rate  securities with  contractual maturities of up to 30 years.  These  auction-rate  securities  have interest  reset  dates  that  occur  every 7 to 90  days  and can be actively marketed at ongoing auctions that occur every 7 to 90 days.
            These  investments are  investment-grade  debt  instruments  such as government-backed securities. Auction-rate securities are classified as  available-for-sale  and are reported on the balance sheet at par value,  which equals  market value,  as the rate on such  securities resets every 7 to 90 days. Consequently,  interest rate movements do not affect the balance sheet valuation of these investments.

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

            The Company sometimes utilizes derivative  financial  instruments in the form of commodity  futures  contracts to manage market risks and reduce its exposure  resulting  from  fluctuations  in the prices of meat.  The  Company  uses  live beef  cattle  futures  contracts  to accomplish  its objective.  Realized and  unrealized  changes in the fair values of the derivative  instruments  are recognized in income in the period in which the change  occurs.  Realized and  unrealized gains and losses related to these  derivative  instruments  have not been significant.  The Company had no positions in futures contracts as of December 27, 2005, and December 28, 2004.  These  instruments,
            when  used,  are  with   counterparties   of  high  credit  quality;
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

      o     Property and Equipment

            Property and equipment are stated at cost. Maintenance, repairs, and renewals  that do not enhance the value of or increase  the lives of the assets are expensed as incurred.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Buildings are depreciated using the straight-line  method over their estimated  useful  lives of 20  years.  Leasehold  improvements  are amortized  on  the  straight-line  method  over  the  lesser  of the estimated  useful  lives of the  assets of 20 years or the  expected term of the lease,  including cancelable option periods when failure to exercise such options would result in an economic  penalty to the
            Company.  Equipment and furniture and fixtures are depreciated using the  straight-line  method over three to seven  years,  which is the estimated useful life of the assets.

      o     Rent Expense

            Rent  expense  is  recognized  on a  straight-line  basis  over  the expected  term of the  lease,  which  includes  cancelable  optional renewal  periods that are  reasonably  assured to be  exercised  and where  failure to exercise  such renewal  options would result in an economic penalty to the Company.

      o     Preopening Costs

            Preopening  costs,  including  labor  costs,  costs  of  hiring  and training  personnel,  and certain other costs related to opening new restaurants, are expensed when the costs are incurred.

      o     Intangible Assets

            Intangible   assets  include  goodwill,   trademarks,   intellectual
            properties,   and  licensing   permits.   The  Company  applies  the
            provisions of Statement of Financial Accounting Standards (SFAS) No.
            142  requiring  that goodwill and  intangible  assets deemed to have indefinite  lives are not  amortized  but are subjected to an annual impairment  test or more frequent  tests if indicators of impairment exist.  The Company  amortizes other  intangibles on a straight-line basis over the  estimated  periods of  benefit,  generally  10 to 20 years. See Note 2 for additional information.

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

      o     Impairment of Long-Lived Assets

            Property and equipment and finite-life  intangibles are reviewed for impairment whenever events or changes in circumstances  indicate the carrying  amount of an asset  may not be  recoverable.  The  Company reviews  applicable  intangible assets and long-lived assets related to each  restaurant on a periodic  basis.  When events or changes in circumstances indicate an asset may not be recoverable,  the Company estimates  the future cash flows  expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset,  an impairment loss is recognized.  The  impairment  loss is  recognized  by measuring  the difference  between  the  carrying  value of the assets and the fair market value of the assets.  The Company's  estimates of fair values are based on the best  information  available and require the use of estimates,  judgments, and projections, as considered necessary. The actual results may vary significantly.

            As  noted  above,  goodwill  and  indefinite-life   intangibles  are
            reviewed  annually for impairment,  or more frequently if indicators of impairment  exist.  Goodwill is initially tested by comparing net book  value  of the  reporting  unit to its  estimated  fair  value.
            Indefinite-life  intangibles  are tested by comparing  book value to estimated fair value.

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
            To the extent actual  results  differ from the  assumptions  used to develop the accrual estimate amounts, such unanticipated changes may produce  significantly  different  amounts  of  expense  than  those estimated under the self-insurance programs.

      o     Advertising Costs

            Advertising costs are expensed as incurred.  Advertising expense for the years ended  December 27, 2005,  December 28, 2004, and December
            30, 2003, was $19,782, $17,502, and $15,033, respectively.

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

      o     Revenue Recognition

            Revenue from  restaurant  sales is recognized when food and beverage products are sold.  Proceeds from the sale of gift  certificates and gift cards are  recorded  as a liability  at the time of sale.  Upon redemption of gift certificates, sales are recognized.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      o     Earnings per Share

            Basic   earnings  per  share  amounts  are  computed  based  on  the weighted-average  number  of shares  outstanding.  For  purposes  of diluted computations,  average shares outstanding have been adjusted to reflect  (1) the number of shares  that would be issued  from the exercise  of stock  options,  reduced by the  number of shares  that could have been  purchased  from the proceeds at the average  market price of the Company's  stock or price of the Company's stock on the exercise date if options were exercised  during the period presented and (2) the  number of shares  that may be  issuable  to effect  the settlement of certain deferred compensation  liabilities pursuant to the Company's  Stock Option Deferred  Compensation  Plan. The shares issuable to settle the deferred  compensation  liabilities have been included only for periods where their effect has been dilutive.

      o     Segment Reporting

            Due to the  similar  economic  characteristics,  as well as a single type  of  product,  production  process,  distribution  system,  and similar  customers,  the  Company  reports  the  operations  of  its different  concepts on an aggregated  basis and does not  separately report  segment  information.  Revenues from external  customers are derived  primarily  from the sale of food and  beverage  sales.  The
            Company does not rely on any major customers as a source of revenue.

      o     Fiscal Year

            The Company operates on a 52- or 53-week fiscal year ending the last
            Tuesday in December.  The fiscal quarters for the Company consist of accounting  periods  which  include  12, 12, 12, and 16 or 17 weeks, respectively.  Fiscal 2005, 2004, and 2003 each included 52 weeks of operations.

      o     Cash Flows from Discontinued Operations

            In fiscal 2005, the Company has separately  disclosed the operating, investing,  and financial position of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      o     Recently Issued Accounting Standards

            In October 2005,  the Financial  Accounting  Standards  Board (FASB)
            issued  FASB  Staff  Position  13-1,  ACCOUNTING  FOR  RENTAL  COSTS
            INCURRED DURING A CONSTRUCTION  PERIOD (FSP 13-1). FSP 13-1 requires rental costs  associated  with ground or building  operating  leases incurred  during a  construction  period to be  recognized as rental expense. FSP 13-1 is effective for reporting periods beginning after
            December 15, 2005.  Retroactive  application  is permitted,  but not required.  Had FSP 13-1 been  effective,  the impact would have been insignificant to the Company's financial statements for fiscal years
            2005, 2004, and 2003.

            In  December  2004,  the FASB issued  SFAS No. 123  (revised  2004),
            Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No.
            123,  Accounting for  Stock-Based  Compensation.  Among other items,
            SFAS  123R  eliminates  the use of the  intrinsic  value  method  of accounting and requires companies to recognize the cost of awards of
            equity  instruments   granted  in  exchange  for  employee  services
            received, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS 123R was the first interim period beginning after June 15, 2005;  however, on April 14,
            2005,  the  Securities  and Exchange  Commission  announced that the effective  date of SFAS 123R was  postponed  until the first  annual
            period  beginning  after  June  15,  2005.  The  Company   currently
            recognizes the cost of its awards of equity  instruments  granted in exchange for  employee  services  received,  based on the grant date fair value of those  awards in  accordance  with SFAS No. 123 in its financial  statements.  Therefore,  the Company does not believe the adoption  of  SFAS  123R  will  have  a  significant  impact  to its financial statements.

      o     Reclassifications

            Certain  amounts  from the prior  years  have been  reclassified  to conform with the current year's presentation.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. INTANGIBLE ASSETS AND GOODWILL

                                            Estimated
                                              Useful
                                              Lives         2005          2004
                                            -----------------------------------
Amortized intangible assets:
  Gross carrying amount:
    Licenses                                20 years      $  9,004     $  8,970
    Intellectual properties                 10 years         9,839        9,839
                                                          ---------------------
  Subtotal                                                  18,843       18,809

Accumulated amortization:
  Licenses                                                  (3,122)      (3,034)
  Intellectual property                                     (6,917)      (5,967)
                                                          ---------------------
Subtotal                                                   (10,039)      (9,001)
                                                          ---------------------
Net amortized intangible assets                           $  8,804     $  9,808
                                                          =====================

Unamortized intangible assets:
  Goodwill                                                $ 12,219     $ 11,513
  Other                                                        156          156
                                                          ---------------------
                                                          $ 12,375     $ 11,669
                                                          =====================

Aggregate amortization expense                            $  1,038     $  1,067
                                                          =====================

The Company has estimated that amortization expense will amount to approximately
$1,054 annually for 2006, 2007, and 2008, $158 for 2009, and $69 for 2010.

Licenses  primarily  consist of liquor licenses,  which are amortized over their estimated  useful lives to their estimated  residual values and are reviewed for impairment  in  accordance  with SFAS No.  144,  ACCOUNTING  FOR  IMPAIRMENT  OR
DISPOSAL OF LONG-LIVED ASSETS.

The  Company  applies  the  provisions  of SFAS  No.  142,  GOODWILL  AND  OTHER
INTANGIBLE  ASSETS,  which requires that goodwill and certain  intangible assets deemed to have  indefinite  lives are not  amortized  but are  subject to annual impairment  tests. The Company performed annual tests for impairment of goodwill and has concluded  that no  impairment  existed for the fiscal years ended 2005,
2004, and 2003; accordingly, no impairment losses were recorded.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. COMMON STOCK TRANSACTIONS

The Board of Directors has from time to time  authorized the Company to purchase shares  of the  Company's  common  stock  in the  open  market  or in  privately negotiated  transactions.  During fiscal 2005,  the Company made no purchases of its common stock.  The Company  purchased  2,072,800 and 1,132,500 shares of its common stock at average  prices of $24.80 and $21.05 per share during the fiscal years  ended 2004 and 2003,  respectively.  The  Company is  accounting  for the repurchases using the constructive retirement method of accounting,  wherein the aggregate par value of the stock is charged to the common stock account, and the excess of cost over par value is  charged  to  additional  paid-in  capital.  At
December 27, 2005, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

In September 2002, the Company adopted a Stock Option Deferred Compensation Plan
(the Plan),  which allows certain key executives to defer  compensation  arising from the exercise of stock options  granted under the Company's  1992  Incentive and  Nonqualified  Stock Option Plan.  During 2003,  the Company  issued 300,000 shares of its common  stock to effect  the  exercise  of such  stock  options in exchange for 122,855  shares of the  Company's  common stock as payment for such shares.  The 122,855 shares  received by the Company were canceled.  The Company issued  122,855  shares to the optionee,  and pursuant to the terms of the Plan, the Company  issued  177,145  shares to a Rabbi  Trust (the Trust) with  Intrust
Bank,  NA serving as the trustee.  The Trust holds the shares for the benefit of the  participating  employees  (Participants).  Under  the  terms  of the  Plan,
Participants may elect to change the Plan's investments from time to time, which may result in the sale of the  shares.  Since the  shares  held by the Trust are held pursuant to a deferred  compensation  arrangement whereby amounts earned by an employee  are  invested in the stock of the employer and placed in the Trust, the Company  accounts for the  arrangement  as required by Emerging  Issues Task
Force (EITF) consensus on Issue No. 97-14,  ACCOUNTING FOR DEFERRED COMPENSATION
ARRANGEMENTS  WHERE  AMOUNTS  EARNED  ARE HELD IN A RABBI  TRUST  AND  INVESTED.
Accordingly,  shares  issued to the Trust were  recorded at fair market value on the date issued by the Company in the amount of $3,663,  which is  reflected  in the accompanying  consolidated balance sheets as common stock held by trust. The corresponding  amount was credited to deferred  compensation  obligations.  Each period,  the shares owned by the Trust are valued at the closing  market  price,
with  corresponding   changes  in  the  underlying  shares  being  reflected  as adjustments to compensation expense and deferred  compensation  obligations.  At
December 27, 2005,

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. COMMON STOCK TRANSACTIONS (CONTINUED)

the Trust held 177,145 shares of the Company's common stock. Included in noncash stock compensation  expense for the years ended December 27, 2005,  December 28,
2004, and December 30, 2003, were (credits)  charges of $(797),  $831, and $431, respectively, relating to the changes in market price for such shares.

4. TERM REVOLVERS

The Company has an unsecured  revolving  credit  agreement with a group of banks led by SunTrust  Bank.  The credit  facility  allows the Company to borrow up to
$30,000 with an accordion feature  permitting an increase in the credit facility in an amount up to $20,000  such that the total  amount of the  credit  facility does not exceed $50,000.  The additional borrowing is subject to the approval of the lenders.  The credit agreement  terminates in October 2007;  however,  it is subject to  acceleration  in the event of a change of control of the  Company as that term is defined in the credit agreement. At the time of each borrowing, the
Company may elect to pay  interest at the higher of  SunTrust  Bank's  published prime rate or the Federal  Funds Rate plus  one-half  of one percent  (0.50%) or
LIBOR rate plus one and  one-half  percent  (1.50%).  The Company is required to achieve certain financial ratios and to maintain certain net worth  requirements as  defined  in the  credit  agreement.  The  Company  is  required  to pay on a quarterly  basis a  facility  fee equal to 0.25%  per annum on the daily  unused amount of the credit  facility.  At December 27, 2005, and at December 28, 2004, there were no borrowings outstanding pursuant to the credit facility.

The Company also has entered into a $5,000  revolving term loan agreement with a bank,  under which no  borrowings  were  outstanding  at December 27, 2005,  and
December 28, 2004. The term loan agreement matures in October 2007. The interest rate is at 0.50%  below the daily  prime rate as  published  in THE WALL  STREET
JOURNAL. In addition,  the Company pays a facility fee of 0.25% per annum on the daily unused portion of the credit facility.

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

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS

In December 2004, the stockholders of the Company approved the 2004 Stock Option
Plan (the 2004  Plan).  The 2004  Plan  provides  for  grants of  incentive  and nonqualified stock options to employees, directors, consultants, and advisors. A total of 3,000,000 shares are available for issuance  pursuant to the 2004 Plan, of which 500,000 are available for nonemployee directors.  The maximum number of shares  that may be  granted  under  the 2004 Plan to any  individual  shall not exceed  600,000.  Options  granted under the 2004 Plan have  ten-year  terms and generally  vest equally over a four-year  period  commencing  one year after the date of grant.

As  described  in Note 1, the  Company  accounts  for  stock-based  compensation following the provisions of SFAS No. 123, which  establishes a fair  value-based method of  accounting  for  stock-based  compensation.  The fair  value of stock options is  determined  at the date of grant under the  Company's  stock  option plans and is charged to  compensation  expense  over the  vesting  period of the options.

The aggregate noncash stock compensation expense, including amounts attributable to noncash stock  compensation  arising from the common shares held by the Trust as  described in Note 3, for the years ended  December  27,  2005,  December 28,
2004, and December 30, 2003, was $1,575, $1,193, and $1,474, respectively.

The fair values for those options granted during the fiscal years presented were estimated at the date of grant using a  Black-Scholes  option pricing model with the  following  weighted-average  assumptions  for 2005 and 2004,  respectively:
risk-free  interest rates of 4.2% and 4.0%,  volatility  factors of the expected
market   price  of  the   Company's   common   stock  of  0.295  and  0.201,   a
weighted-average expected life of the option of four years and five years, and a dividend yield of 2.5% and 2.5%.  There were no stock options  granted in fiscal
2003.

                                                             2005            2004            2003
                                                            -------------------------------------

Weighted-average fair value of options granted during
  the year                                                  $6.625          $5.80            $ --

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended  December 27, 2005,  December 28, 2004, and December 30, 2003, is as
follows:

                                            2005                    2004                  2003
                                    -----------------------------------------------------------------
                                    Weighted-              Weighted-              Weighted-
                                     Average                Average                Average
                                    Exercise    Options    Exercise    Options    Exercise    Options
                                      Price     (000's)      Price     (000's)      Price     (000's)
                                    -----------------------------------------------------------------

Outstanding at beginning of year     $15.02      4,597     $  8.98       4,519      $8.98       5,867
Granted                               27.25        305       27.67       1,453          -           -
Exercised                              9.46       (247)       8.48      (1,350)      9.58      (1,334)
Canceled                              27.06       (226)      11.95         (25)      9.84         (14)
                                               -------                 -------                -------
Outstanding at end of year            16.61      4,429       15.02       4,597       8.98       4,519
                                               =======                 =======                =======

For  options  outstanding  as of  December  27,  2005,  the  number of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                               Options Outstanding
--------------------------------------------------------------------------------
                                    Number           Weighted-       Weighted-
                                Outstanding at        Average         Average
                                 December 27,        Exercise        Remaining
Range of Prices                      2005              Price       Contract Life
--------------------------------------------------------------------------------
                                (In Thousands)

$7.43 to $9.00                       1,496           $  8.54         1.9 years
$12.47 to $18.81                     1,379             13.03         1.5 years
$22.25 to $31.24                     1,554             27.55         9.1 years

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

The number of shares and weighted-average  exercise price of options exercisable at December 27, 2005, are as follows:

                               Options Exercisable
--------------------------------------------------------------------------------
                                                     Number            Weighted-
                                                 Exercisable at         Average
                                                  December 27,         Exercise
Range of Prices                                       2005               Price
--------------------------------------------------------------------------------
                                                 (In Thousands)

$7.43 to $9.00                                       1,496              $  8.54
$12.47 to $18.81                                     1,379                13.03
$22.25 to $31.24                                        44                25.85

7. RELATED-PARTY TRANSACTIONS

The Company leases on a month-to-month  basis document storage space and parking space for 2004 and 2003 from entities  owned by Jamie B. Coulter,  the Company's
Chief  Executive  Officer.  Total rental fees paid to these related  entities in
2005, 2004, and 2003 were $12, $19, and $26, respectively.

The Company  believes  the charges  reimbursed  are at least as favorable as the charges  that would have been  incurred for similar  services or purchases  from unaffiliated third parties.

8. LEASES

The Company leases  certain  facilities  under  noncancelable  operating  leases having terms expiring  between 2005 and 2029. The leases have renewal clauses of
5 to 20 years,  which are exercisable at the option of the lessee.  In addition, certain leases contain escalation  clauses based on a fixed percentage  increase and provisions for contingent  rentals based on a percentage of gross  revenues, as defined. Total rental expense for the fiscal years ended 2005, 2004, and 2003 was $16,455, $16,017, and $12,270, respectively, including contingent rentals of approximately $1,759, $1,456, and $832, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. LEASES (CONTINUED)

Lease  payments under  noncancelable  operating  leases  include  renewal option periods for certain leases when such option periods are included for purposes of calculating  straight-line rents. Such rents for each of the next five years and in the aggregate are as follows at December 27, 2005:

       2006                                                      $  14,519
       2007                                                         14,071
       2008                                                         14,220
       2009                                                         14,179
       2010                                                         13,833
       Thereafter                                                  113,332
                                                                  --------
       Total minimum lease payments                               $184,154
                                                                  ========

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                          2005              2004               2003
                                                     -------------------------------------------------

Basic earnings per share computation:
  Numerator:
    Income from continuing operations                $     21,306      $     31,424       $     27,055
    Discontinued operations, net of income tax              9,655              (211)            (8,810)
                                                     -------------------------------------------------
Net income                                           $     30,961      $     31,213       $     18,245
                                                     =================================================

Denominator:
  Weighted-average number of shares outstanding        20,416,840        20,962,919         20,801,894
                                                     =================================================

Basic earnings per share:
  Continuing operations                              $       1.04      $       1.50       $       1.30
  Discontinued operations                                    0.47             (0.01)             (0.42)
                                                     -------------------------------------------------
Basic earnings per share                             $       1.51      $       1.49       $       0.88
                                                     =================================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. EARNINGS PER SHARE (CONTINUED)

                                                          2005               2004               2003
                                                     --------------------------------------------------

Diluted earnings per share computation:
  Numerator:
    Income from continuing operations                $     21,306       $     31,424       $     27,055
    Adjustment for assumed settlement of
      deferred compensation liabilities                      (498)                --                 --
                                                     --------------------------------------------------
Diluted income from continuing operations                  20,808             31,424             27,055

Discontinued operations, net of income tax                  9,655               (211)            (8,810)
                                                     --------------------------------------------------
Diluted net income                                   $     30,463       $     31,213       $     18,245
                                                     ==================================================

Denominator:
  Weighted-average number of shares outstanding        20,416,840         20,962,919         20,801,894
  Effect of dilutive employee stock options             1,815,561          2,433,792          2,961,703
  Effect of shares issuable to settle deferred
    compensation liabilities                              177,145                 --                 --
                                                     --------------------------------------------------
                                                       22,409,546         23,396,711         23,763,597
                                                     ==================================================

Diluted earnings per share:
  Continuing operations                              $       0.93       $       1.34       $       1.14
  Discontinued operations                                    0.43              (0.01)             (0.37)
                                                     --------------------------------------------------
Diluted earnings per share                           $       1.36       $       1.33       $       0.77
                                                     ==================================================

10. INCOME TAXES

The  components  of the provision  for income taxes from  continuing  operations consist of the following:

                                             2005           2004          2003
                                          -------------------------------------
Current tax (benefit) expense:
  Federal                                 $ 10,803       $ 11,039      $ 15,180
  State                                      2,314          1,500         1,993
                                          -------------------------------------
Total current tax expense                   13,117         12,539        17,173

Deferred tax (benefit) expense:
  Federal                                   (2,423)         2,660        (5,129)
  State                                       (323)           304          (194)
                                          -------------------------------------
Total deferred tax (benefit) expense        (2,746)         2,964        (5,323)
                                          -------------------------------------
Total provision for income taxes          $ 10,371       $ 15,503      $ 11,850
                                          =====================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)

The total (benefit) provision for income taxes is as follows:

                                                     2005           2004           2003
                                                   --------------------------------------

Total (benefit) provision for income taxes is
  as follows:
  Continuing operations                            $ 10,371       $ 15,503       $ 11,850
  Discontinued operations                           (10,282)          (100)        (2,207)
                                                   --------------------------------------
                                                   $     89       $ 15,403       $  9,643
                                                   ======================================

The  difference  between  the  reported  provision  for  income  taxes and taxes determined by applying the applicable U.S. federal  statutory income tax rate to income before taxes from continuing operations is reconciled as follows:

                                               2005                      2004                       2003
                                        ----------------------------------------------------------------------
                                         Amount      Rate          Amount      Rate         Amount        Rate
                                        ----------------------------------------------------------------------

Income tax expense at federal
  statutory rate                        $11,087       35%         $16,425       35%        $13,616         35%
State tax expense, net                      919        3            1,173        2             973          2
Nondeductible foreign losses                  -        -                -        -           1,239          3
TIP and work opportunity credits         (2,990)      (9)          (2,843)      (6)         (2,479)        (6)
Other items, net                          1,355        4              748        2          (1,499)        (4)
                                        ----------------------------------------------------------------------
Provision for income taxes              $10,371       33%         $15,503       33%        $11,850         30%
                                        ======================================================================

In the fourth  quarter of fiscal  2005,  the  Company  recognized  an income tax benefit of $10,100 resulting from the release of tax contingency  reserves.  The adjustment of the tax contingency  reserves related  primarily to the resolution of the Company's  investments in Australia,  which were  discontinued  in fiscal
2003.  The tax  benefits  are  included in the tax  provision  for  discontinued
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

                                                  December 27,      December 28,
                                                      2005              2004
                                                  ------------------------------
Deferred tax assets:
  TXCC NOL carryforward                             $ 4,340           $ 5,282
  Deferred rent liabilities                           3,700             3,387
  Accrued liabilities                                10,893             8,238
  Stock-based compensation                           13,254            15,158
  Deferred compensation                               7,244             5,818
  Other                                                  --             1,050
                                                    -------------------------
Total deferred tax assets                            39,431            38,933

Deferred tax liabilities:
  Property and equipment                              1,003             4,635
  Intangible assets                                   2,191             1,596
  Other                                               3,336               736
                                                    -------------------------
Total deferred tax liabilities                        6,530             6,967
                                                    -------------------------
Net deferred tax assets                             $32,901           $31,966
                                                    =========================

In connection  with the  acquisition of TXCC, the Company has net operating loss carryforwards  of  approximately  $12,401 to reduce future taxable income.  Such carryforwards  expire at various times  through 2023. At December 27, 2005,  the
Company  has  recorded  a  deferred  tax asset of $4,340  pertaining  to the net operating  loss  carryforward.  The  Company  has  not  provided  any  valuation allowance with respect to this amount, as management believes its realization is
"more likely than not" based upon its  expectations  that future  taxable income will be sufficient to utilize the net operating loss carryforward.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. PROVISION FOR IMPAIRED ASSETS

The  Company  periodically  reviews its  long-lived  assets for  indications  of impairment.  Based on  those  reviews,  the  trends  of  operations  of  certain restaurants indicated the undiscounted cash flows from their operations would be less than the carrying value of the long-lived  assets of the restaurants.  As a result, the carrying values were written down to the Company's estimates of fair value.  Fair  value was  estimated  utilizing  the best  information  available, including management's  estimates and judgments,  independent appraisals of fair value, and projections as considered necessary.

During the fourth quarter of 2005 and 2004, the Company  recorded a provision of
$410 and  $1,167,  respectively,  to  write  down the  estimated  fair  value of impaired properties relating to five underperforming restaurants in each year.

To the extent there are "assets  held for  disposal"  recorded in the  Company's consolidated balance sheets, such amounts are included in property and equipment at the lower of cost or fair market  value less  estimated  selling  costs.  The carrying value of the related assets is not significant.

12. DISCONTINUED OPERATIONS

In December of fiscal 2003, the Company  announced its plan to divest all of its
Australian  operations.  Prior to and including  2003,  the Company  experienced operating losses in Australia and had closed over 20 restaurants. As a result of
the   underperforming   Australian   operations,   the  Company  determined  the
divestiture  and  discontinuance  of its  Australian  operations was in its best interests. On December 29, 2003, the Company closed six of the restaurants,  and on December 30, 2003, the Company completed the sale of its remaining Australian operations  to  an  investor  group  consisting  of  former  management  of  the
Australian  operations.  Pursuant to the terms of the sale, the Company received approximately  $3,150 in cash and  $2,750 in notes  secured by real  estate.  In connection  with its exit  activities  from  Australia,  the Company  incurred a pretax loss of approximately  $12,000,  including  impairment  losses related to assets either sold or held for sale of $3,600, termination costs associated with employees and certain lease obligations of $1,000,  and losses of $7,400 related to the realization of its cumulative foreign currency  translation  adjustments.
All of the losses incurred are included in discontinued operations.  The Company will account for its remaining exit costs in

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. DISCONTINUED OPERATIONS (CONTINUED)

accordance with the provisions of SFAS No. 146,  ACCOUNTING FOR COSTS ASSOCIATED
WITH EXIT OR DISPOSAL ACTIVITIES,  which requires that such costs be expensed in the period such costs are incurred.  The Company  believes that such  additional costs will not be significant.

As described in Note 1 to the  consolidated  financial  statements,  the Company accounts for its closed  restaurants  in accordance  with the provisions of SFAS
No. 144.  Therefore,  when a restaurant is closed,  and the restaurant is either held for sale or abandoned,  the restaurant's operations are eliminated from the ongoing  operations.  Accordingly,  the operations of such  restaurants,  net of applicable  income taxes,  are presented as discontinued  operations,  and prior period  consolidated  financial  statements  are  reclassified.  The table below reflects as discontinued  operations the applicable  operations of the Company's
Australian business and certain other domestic  restaurants closed subsequent to fiscal 2001, which meet the criteria for such presentation.

                                                       2005           2004           2003
                                                    --------------------------------------

Loss from operations                                $   (627)      $   (311)      $(11,017)
Income tax benefit                                    10,282            100          2,207
                                                    --------------------------------------
Net income (loss) from discontinued operations      $  9,655       $   (211)      $ (8,810)
                                                    ======================================

Net sales from discontinued operations              $  1,353       $  1,981       $ 27,797
                                                    ======================================

The  income  tax  benefit  includes  $10,100  reflecting  the  release  of a tax contingency  reserve  related to  Australian  tax matters which were resolved in fiscal 2005 (see Note 10).

13. RETIREMENT PLANS

In August  1999,  the Company  approved  the  adoption of two plans that provide retirement benefits to the participants. The salary reduction plans are provided through a qualified 401(k) plan and a nonqualified  deferred  compensation  plan
(the Plans).  Under the Plans,  employees who meet minimum service  requirements and elect to  participate  may make  contributions  of up to 15% of their annual salaries  under the 401(k)  plan and up to 80% under the  deferred  compensation plan.  The Company may make  additional  contributions  at the discretion of the
Board of Directors.  During 2005, 2004, and 2003, the Company's contributions to the Plans were $3,142, $3,509, and $2,146, respectively.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. HURRICANE RELATED COSTS

In connection  with disaster  relief for the victims of Hurricane  Katrina,  the
Company  donated  to the  American  Red Cross an amount of  $1,853.  The  amount donated was 100% of its restaurant sales on Labor Day, September 5, 2005.

In addition,  the Company provided $535 as a casualty loss provision  associated with its  restaurants  that were damaged by  Hurricane  Katrina.  The  principal amount of such losses relate to estimated  property  damages for which insurance recoveries  will not be available  due to  limitations  of insurance  deductible amounts.

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

The table below sets forth  consolidated  quarterly  results of  operations  for fiscal 2005 and 2004.  The results  have been  adjusted to reflect the impact of certain discontinued operations to the extent such amounts were reclassified.

Fiscal 2005 and 2004 each include 52 weeks of operations. Quarters one, two, and three each include 12 weeks of operations,  and the fourth  quarter  includes 16 weeks of operations.

                                          First       Second       Third         Fourth
                                         Quarter      Quarter      Quarter       Quarter
                                        ------------------------------------------------

2005
Net sales                               $164,899     $153,189     $148,409      $202,858
Income from continuing operations         11,020        5,387        1,063         3,836
Net income (C)                            10,909        5,257          963        13,832
Basic earnings per share (B):
   Continuing operations                    0.54         0.26         0.05          0.19
   Net income                               0.54         0.26         0.05          0.67
Diluted earnings per share (B):
   Continuing operations                    0.50         0.24         0.05          0.15
   Net income                               0.49         0.24         0.04          0.60

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED) (CONTINUED)

                                          First       Second       Third         Fourth
                                         Quarter      Quarter      Quarter       Quarter
                                        ------------------------------------------------

2004
Net sales (A)                           $160,040     $155,068     $147,608      $204,830
Income from continuing operations         10,945        5,309        4,505        10,665
Net income                                11,002        5,261        4,409        10,541
Basic earnings per share (B):
   Continuing operations                    0.52         0.25         0.21          0.52
   Net income                               0.52         0.25         0.21          0.52
Diluted earnings per share (B):
   Continuing operations                    0.46         0.22         0.17          0.47
   Net income                               0.46         0.22         0.17          0.47

(A)   On January 28, 2004, the Company  acquired  TXCC,  which operated 20 Texas
      Land & Cattle Steak House restaurants. The operations of TXCC are included in the Company's  consolidated results since the date of acquisition.  See
      Note 19 for additional information.

(B)   Earnings  per share is  computed  independently  for each of the  quarters presented.  Therefore, the sum of the quarterly per share amounts does not necessarily  equal  the  total  for the  year due to the  impact  of stock transactions that occurred during the periods presented.

(C)   Income for the fourth quarter of fiscal 2005 includes tax benefits arising from the release of tax  contingency  reserves in the aggregate  amount of
      $10,100 which is included in discontinued operations (see Note 10).

16. OTHER INCOME, NET

The components of other income, net are as follows:

                                              2005          2004          2003
                                            -----------------------------------

Interest income                             $ 2,028       $ 1,394       $   789
Interest expense, principally credit
  availability fees                            (167)         (185)         (194)
(Loss) gain on sale of assets                  (164)        1,250           (42)
Foreign exchange loss                          (390)         (521)           --
Other expense                                   (49)         (201)           --
                                            -----------------------------------
                                            $ 1,258       $ 1,737       $   553
                                            ===================================

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. LITIGATION

On August 15, 2005,  the Company  received an Order and Final  Judgment from the
Court of  Chancery  of the State of  Delaware  relating  to the  Stipulation  of
Settlement of the class action and derivative  lawsuit brought by the California
Public Employees Retirement System (CalPERS) against the Company. The settlement resolves all claims raised by the parties in litigation.  In connection with the settlement,  the parties  agreed to release  each other from any and all current and future claims related to the litigation. As part of the settlement,  certain of the Company's  current and former  Directors agreed to an upward repricing of certain stock  options or personally  make payments to the Company as additional proceeds in connection with certain options previously  exercised.  In addition, the  Company's  insurance  provider made a payment in the amount of $3,000 under the Company's  Directors,  Officers,  and Corporate  insurance  policy, of which
$2,500 was an award for attorneys'  fees and expenses on behalf of CalPERS.  The remaining  $500 was paid to the  Company  for  reimbursement  of legal costs and expenses  and  is  included  in  general  and  administrative  expenses  in  the accompanying consolidated financial statements.

The aggregate  effect of the repricing  provisions of the settlement will result in additional proceeds to the Company of approximately $4,700 if all options are ultimately  exercised.  The Company received $115 in cash from certain Directors which represented  additional  proceeds from options previously  exercised,  and accordingly,  such amounts were  recorded as  additional  paid-in  capital.  The upward  repricing  of the  remaining  stock  options  will result in  additional proceeds  when the options are  exercised  which will be credited to  additional paid-in  capital.  In connection with the upward repricing of the stock options, the Company  recorded a charge to  additional  paid-in  capital in the amount of
$1,744 to reflect a reduction of the related  deferred tax assets  applicable to such repricing.

The Company is involved from time to time in litigation  arising in the ordinary course of  business.  The Company  believes the outcome of such matters will not have a material adverse effect on its consolidated financial position or results of operations.

18. DIVIDEND DECLARATION

On December 15, 2005,  the Board of Directors  declared the Company's  quarterly cash dividend of $0.195 per share,  payable January 10, 2006, to stockholders of record on December  27,  2005.  In  addition,  on January 9, 2006,  the Board of
Directors  increased its quarterly  dividend from $0.195 to $0.205  beginning in the first quarter of 2006.

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

The  following  table  summarizes  the fair  values of the assets  acquired  and liabilities assumed at the date of acquisition:

      Current assets (net of cash acquired of $2,145)              $ 1,221
      Property, plant, and equipment                                14,027
      Deferred income taxes                                          5,762
      Other assets                                                     341
                                                                   -------
      Total assets acquired                                         21,351
      Total liabilities assumed                                      6,093
                                                                   -------
      Net assets acquired                                          $15,258
                                                                   =======

Pro forma results giving effect to the acquisition of TXCC are not presented for the periods, as such amounts are not significant.

In May 2005, the Company  acquired for $1,200 in cash the remaining 40% interest of certain limited partners in TXCC-Preston,  L.P., a Texas limited  partnership in which the Company owned a 60% interest. The limited partnerships owned two of the TXCC restaurants that were operated by the Company.

                       Lone Star Steakhouse & Saloon, Inc.

             Notes to Consolidated Financial Statements (continued)
         (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

20. SUBSEQUENT EVENT

On March 11,  2006,  the  Company's  Board of  Directors  approved  management's recommendation  to close  certain  Lone Star  Steakhouse & Saloon  stores.  As a result, the Company will immediately close 30 underperforming stores. This group of stores consists of 13 owned locations and 17 leased  locations with aggregate net carrying values of land, buildings,  leasehold improvements and equipment of approximately $10,577,  $6,014, $3,984 and $812,  respectively and deferred rent
obligations  of  $1,343.   These   identified   store  closings   resulted  from
management's  analysis  of not only the  performance  of these  stores  but also related return on investment targets, the geographical  location of these stores as compared to other  Company  owned stores,  and  demographical  changes in the local markets surrounding these stores.

Additionally,  the Company  expects to exit these stores through the abandonment or sale of such  locations.  The operations of these closed stores for the years ended  December 27,  2005,  December  28,  2004,  and December 30, 2003,  are as
follows:

                                         2005          2004          2003
                                       -----------------------------------

      Net sales                        $32,900       $35,589       $36,787
      Loss from operations               4,637         2,298         1,267

