Form 10-K/A
period 2005-12-27
LONE STAR STEAKHOUSE & SALOON INC
filed 2006-04-26
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 27, 2005

/ /      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-19907

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                         48-1109495
-----------------------------------------                 ----------------------
     (State or other jurisdiction of                         (I.R.S. employer
      incorporation or organization)                        identification no.)

                           224 East Douglas, Suite 700
                              Wichita, Kansas 67202
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (316) 264-8899
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate  by check  mark if the  registrant  is a  well-known  seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes / /  No /X/

         Indicate  by  check  mark if the  registrant  is not  required  to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes / /  No /X/

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the

Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/  No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of  Regulation  S-K (ss.  229.405  of this  chapter)  is not  contained herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

         Indicate by check mark whether the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):

 Large accelerated filer / /   Accelerated filer /X/   Non-accelerated filer / /

         Indicate by check mark whether the  Registrant  is a shell  company (as defined in Rule 12-b-2 of the Exchange Act).  Yes / /  No /X/

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

         As of April 18, 2006, there were 20,887,234  shares  outstanding of the
Registrant's Common Stock.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The  following  table sets forth the names and ages of the Directors of the Company:

Name                                      Age
----                                      ---
Fred B. Chaney                            69
Anthony Bergamo                           59
William B. Greene, Jr.                    68
Thomas C. Lasorda                         78
Michael A. Ledeen                         64
Clark R. Mandigo                          62
Mark G. Saltzgaber                        38
John D. White                             58

         Fred B. Chaney,  Ph.D.,  has been  Chairman of the Board since June 21,
2005 and a Director of the Company since May 1995.  Dr. Chaney was President and
Chief  Executive  Officer of TEC's parent company,  Vedax Sciences  Corporation, until March 1998 when he sold his interest. Dr. Chaney, through the TEC program, formed a  worldwide  network  of CEO's and key  executives  serving  over  8,000 mid-sized  growth  companies.  Dr.  Chaney's early business  career was with the
Boeing Company and Rockwell, where he implemented management systems and quality motivational programs. In 1968, he co-authored the book HUMAN FACTORS IN QUALITY
ASSURANCE  with Dr.  D. H.  Harris.  Dr.  Chaney  has been a guest  lecturer  on customer  service  at  UCLA,  Loyola,  University  of  Southern  California  and
University  of Colorado  Business  Schools.  Dr. Chaney  previously  served as a
Director of Rusty Pelican Seafood,  Inc. Dr. Chaney earned his Bachelors (1959),
Masters (1960), and Ph.D. (1962) in managerial  psychology at Purdue University.
He also completed a National  Science  Foundation  Post-Doctorial  Fellowship at
University of London in 1964.

         Anthony  Bergamo has been a Director of the Company since May 29, 2002.
Mr.  Bergamo has served in a variety of  capacities  with  Milstein  Hotel Group since April 1996,  most recently as Vice  Chairman and has been Chief  Executive
Officer of Niagara Falls Redevelopment,  Ltd. since August 1998. Mr. Bergamo has held various positions with MB Real Estate, a property  management company based in New York City and Chicago  since April 1996,  including  the position of Vice
Chairman  since May 2003.  Mr.  Bergamo has also been a Director  since 1995,  a
Trustee  since 1986 and  currently  is Chairman of the Audit  Committee  of Dime
Community  Bancshares,  Inc. Mr. Bergamo is also the Founder and Chairman of the
Federal Law  Enforcement  Foundation  since 1988,  a  foundation  that  provides economic assistance to both federal and local law enforcement officers suffering from serious illness and to communities  recovering from natural disasters.  Mr.
Bergamo earned a B.S. in History from Temple  University in 1968 and a J.D. from
New York Law School in 1973.

         William B. Greene,  Jr.  served as Chairman of the Board from July 2003 through June 21, 2005, and has been a Director of the Company since August 1999.
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

         Clark R.  Mandigo  served as the  Chairman  of the Board of the Company from July 2001  through  July 2003 and has been a Director of the Company  since
March 1992. Mr. Mandigo has been a Papa John's Pizza franchisee since 1995. From
1986 to  1991,  he was  President,  Chief  Executive  Officer  and  Director  of
Intelogic Trace,  Inc., a corporation  engaged in the sale, lease and support of computer  and  communications  systems  and  equipment.  From 1985 to 1997,  Mr.
Mandigo served on the Board of Directors of Physician  Corporation of America, a
managed health care company,  from 1993 to 1997, Mr. Mandigo served on the Board of Palmer Wireless, Inc., a cellular telephone system operator, and from 1995 to
February  2004,  Mr.  Mandigo  served on the Board of Horizon  Organic  Holdings
Corporation.  Mr.  Mandigo  currently  serves as a Trustee of Accolade Funds and
U.S.  Global  Investors  Funds.  Mr.  Mandigo is a graduate of the University of
Kansas where he also received his Juris Doctorate degree.

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

         John D. White is Executive Vice President,  Treasurer and a Director of
the  Company,  and has been the Chief  Financial  Officer of the  Company  since
September 2004. Mr. White was also Chief  Financial  Officer of the Company from

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

         Jamie B.  Coulter,  65,  has served as Chief  Executive  Officer of the
Company  since  January  1992,  served as President of the Company from January,
1992 to June,  1995 and served as Chairman  from January  1992 to July 2001.  In
1993,  Mr.  Coulter was  inducted  into the Pizza Hut Hall of Fame and was named
INC.  Magazine's  Midwest  Region Master  Entrepreneur  of the year. Mr. Coulter received  the  Nation's  Restaurant  News  Golden  Chain  Award  in 1995 and was
Restaurants  &  Institutions  CEO of the year in  1996.  In  1997,  Mr.  Coulter received  the  Nation's  Restaurant  News Hot  Concept  Award.  Mr.  Coulter has
previously served as Chairman of the Board of Directors of the Young Presidents'
Organization.  Mr.  Coulter  received a BS degree in Business from Wichita State
University  in 1963  and is a  graduate  of the  Stanford  University  Executive
Program.

         Mark  Mednansky,  48, has been Chief  Operating  Officer of the Company since October 2005. Mr.  Mednansky joined the Company in 1998 and was a regional manager from 1991 to 2001 and then became Vice President of Upscale Restaurants.
He also  became  President  of the Texas Land & Cattle  Steak  House  concept in
January  2004.  Prior to joining the  Company,  Mr.  Mednansky  was  Director of
Operations for Big Four  Restaurants  in Phoenix,  Arizona from 1997 to 1998 and
Director of Restaurant Services for VIAD Corp. from 1992 to 1997.

         Gerald T.  Aaron,  65, has been Senior  Vice  President  -- Counsel and
Secretary of the Company since January 1994. From November 1991 to January 1994,
Mr. Aaron was employed as General  Counsel for Coulter  Enterprises,  Inc.  From
March 1989 to November 1991, Mr. Aaron operated a franchise consultant practice.
From 1969 to 1984 Mr. Aaron was Vice  President  -- Counsel for Pizza Hut,  Inc.
and from  1984 to 1989,  Mr.  Aaron was  President  of  International  Pizza Hut
Franchise Holders Association.

         Deidra  Lincoln,  46, has been Vice  President  of Del  Frisco's  since
January 2000. Ms.  Lincoln is the co-founder of Del Frisco's  Double Eagle Steak
House ("Del  Frisco's"),  which was acquired by the Company in 1995. Since 1995,
Ms. Lincoln has served in various  managerial  capacities and is responsible for all of the Company's Del Frisco's operations.

         Jon W. Howie, 38, has been the Company's Chief Accounting Officer since
June 2005.  Mr. Howie has been  Controller of the Company since March 2000.  Mr.
Howie is a  Certified  Public  Accountant  and prior to joining  the Company was employed as an Audit Senior Manager with Grant Thornton,  LLP from 1999 to 2000.
Prior to joining Grant  Thornton,  LLP, Mr. Howie was employed by Ernst & Young,
LLP from 1989 to 1999.  While  employed at Ernst & Young,  LLP he served in many different professional capacities,  including three years of service as an Audit
Senior  Manager.  Mr. Howie  served as an  accounting  and  business  advisor to clients in both the private and public sectors,  which included numerous initial public offerings,  as well as secondary  offerings and other Securities Exchange
Commission (the "SEC") filings.

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

ITEM 11.          EXECUTIVE COMPENSATION

         The following  table sets forth,  for the fiscal years  indicated,  all compensation  awarded  to,  earned  by or paid to the  chief  executive  officer
("CEO") and the four most highly  compensated  executive officers of the Company who were  serving as  executive  officers  at the end of the  fiscal  year ended
December 27, 2005  (collectively  with the CEO the "Named  Executive  Officers")
other than the CEO whose salary and bonus exceeded  $100,000 with respect to the fiscal year ended  December 27,  2005.  In addition,  Named  Executive  Officers include one other executive officer who was no longer employed by the Company at the end of the fiscal year ended December 27, 2005.

                                                   Annual Compensation                                   Long Term Compensation
                                       -------------------------------------------                       ----------------------
                                                                                                      Number of
                                                                                                      Securities
                                                                                     Other Annual     Underlying
                                                                                     Compensation   Options (# of      All Other
     Name and Principal Position          Year         Salary         Bonus ($)          (1)           Shares)      Compensation (2)
-------------------------------------  ----------  --------------  --------------- --------------- --------------  ------------------
Jamie B. Coulter....................      2005        $ 865,910      $   1,500        $ 145,791(4)        --          $  102,991
   Chief Executive Officer                2004        $ 856,731      $ 414,000(3)     $ 148,162(4)      65,000        $  110,823
                                          2003        $ 823,558      $ 145,493        $ 110,104(4)        --          $   95,318

John D. White.......................      2005        $ 674,382      $   1,500        $ 112,181(5)        --          $   67,588
   Chief Financial Officer,               2004        $ 623,077      $ 176,500        $  93,878(5)      60,000        $   79,958
   Executive Vice President and           2003        $ 600,000      $ 158,583        $  61,047(5)        --          $   74,704
   Treasurer

Mark Mednansky......................      2005        $ 249,588      $ 151,500        $    --            75,000       $   40,109
   Chief Operating Officer                2004        $ 207,692      $ 101,500        $    --            35,000       $   30,919
                                          2003        $ 199,038      $  53,861        $    --              --         $     --

Deidra Lincoln......................      2005        $ 260,000      $  55,105        $    --              --         $   31,511
   Vice President of Del Frisco's         2004        $ 270,000      $  42,500        $    --            20,000       $   31,250
                                          2003        $ 260,000      $  34,035        $    --              --         $   28,904

Gerald T. Aaron.....................      2005        $ 274,794      $  45,213        $    --              --         $   32,001
   Senior Vice President, Counsel &   2004        $ 259,615      $  74,000        $    --            35,000       $   33,362
   Secretary                              2003        $ 250,000      $  66,951        $    --              --         $   31,214

Tomlinson D. O'Connell(6)...........      2005        $ 338,050      $     269        $  38,860(6)        --          $   33,832
   Former President and Chief             2004        $ 363,462      $ 176,500        $  68,361(6)     100,000        $   53,996
   Operating                              2003        $ 347,115      $ 151,500        $    --             --          $   49,189
   Officer of Lone Star Restaurants

-----------------
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

(4)      During the fiscal years ended December 27, 2005,  December 28, 2004 and
         December 30, 2003, Mr. Coulter received benefits  primarily relating to
         tax,  accounting  and  administrative   services  provided  by  Company
         personnel, $87,468, $80,136 and $87,038,  respectively. The balance was primarily for reimbursement for certain medical insurance  premiums and expenses.

(5)      During the fiscal years ended December 27, 2005,  December 28, 2004 and
         December 30, 2003, Mr. White received  benefits  primarily  relating to personal use of the Company's airplane of $54,750, $28,962 and $38,209, respectively.  The balance was primarily for  reimbursement for certain medical insurance premiums and expenses.

(6)      On October 13, 2005,  Mr.  O'Connell  resigned from all positions  held with the Company,  including  President and Chief Operating  Officer of
         Lone Star Restaurants.  During the fiscal year ended December 27, 2005,
         Mr. O'Connell  received benefits primarily relating to the personal use of the  Company's  airplane  of  $16,974.  The  balance  was  primarily reimbursement  for  country  club  memberships.  During the fiscal year ended  December 28, 2004, Mr.  O'Connell  received  benefits  primarily relating to the personal use of the Company's airplane of $37,230.  The balance was primarily for  reimbursement  for certain medical insurance premiums and expenses.

OPTION GRANTS IN LAST FISCAL YEAR

         The following  table sets forth  certain  information  regarding  stock option  grants made to the CEO and other Named  Executive  Officers for services performed during the fiscal year ended December 27, 2005.

OPTION GRANT TABLE

                                          Option Grants In Last Fiscal Year
--------------------------------------------------------------------------------------------------------------------------
                                              Individual Grants
                       --------------------------------------------------------------     Potential Realizable Value  at
                           Number of       % of Total                                   assumed annual rates of Stock Price
                           Securities       Options                                        Appreciations for Option Term
                           Underlying      Granted to     Exercise of                   ----------------------------------
                         Options (# of    Employees in    Base Price      Expiration
         Name              Shares)(1)     Fiscal Year       ($/SH)           Date              5%                 10%
---------------------  ----------------  --------------  --------------  -------------  ---------------   ----------------

Jamie B. Coulter                   --           --               --             --         $       --      $          --
John D. White                      --           --               --             --         $       --      $          --
Mark Mednansky                 75,000(1)       23%         $  23.11        12/28/15        $1,090,032      $  2,762,354
Deidra Lincoln                     --           --               --             --         $       --      $          --
Gerald T. Aaron                    --           --               --             --         $       --      $          --
Tomlinson D. O'Connell             --           --               --             --         $       --      $          --

--------------------------------------------------------------------------------------------------------------------------
(1)      The options indicated were granted on December 28, 2005, and related to services provided for the fiscal year ended December 27, 2005, and vest ratably over a four-year period.  Such options were granted pursuant to the  Company's  2004  Stock  Option  Plan  which  was  approved  by the
         Company's stockholders in December 2004 (the "2004 Plan").

(2)      The  potential   realizable   value  portion  of  the  foregoing  table
         illustrates  value  that might be  realized  upon  exercise  of options immediately  prior  to the  expiration  of  their  term,  assuming  the specified  compounded  rates of  appreciation  on the Company's  Common
         Stock  over the term of the  options.  These  numbers  do not take into account  provisions of certain options providing for termination of the option  following  termination  of  employment,  nontransferability  or differences in vesting periods.  Regardless of the theoretical value of an option,  its  ultimate  value will depend on the market value of the
         Common Stock at a future date,  and that value will depend on a variety of factors, including the overall condition of the stock market and the
         Company's results of operations and financial  condition.  There can be no assurance that the values reflected in this table will be achieved.

         OPTION EXERCISE TABLE

         The following table provides  information  with respect to the exercise of stock  options by Named  Executive  Officers  during  the  fiscal  year ended
December  27,  2005,  and  also  sets  forth  certain   information   concerning
unexercised  options held as of December 27, 2005 by the CEO and the other Named
Executive  Officers.  At December 27, 2005,  the closing  price of the Company's
Common Stock, as reported by the Nasdaq National Market, was $23.30.

                                             Fiscal Year-End Option Values
                             -------------------------------------------------------------
                                Shares                             Number of Securities
                               Acquired                           Underlying Unexercised       Value of Unexercised In-The-
                                  on           Value              Options at December 27,            Money Options at
            Name               Exercise     Realized(1)                   2005                     December 27, 2005(2)
-------------------------    ------------   ---------------   ----------------------------    -------------------------------
                                                              Exercisable    Unexercisable    Exercisable       Unexercisable
                                                              -----------    -------------    -----------       -------------
Jamie B. Coulter                    --              --         1,162,389        65,000        12,590,126             --
John D. White                       --              --           515,000        60,000         7,638,094             --
Mark Mednansky(3)               10,000         216,250                --        35,000                --             --
Deidra Lincoln                      --              --            79,576        20,000         1,170,055             --
Gerald T. Aaron                 17,500         260,422           357,500        35,000         5,302,172             --
Tomlinson D. O'Connell          24,293         516,204            64,156            --           925,450             --
---------------------

(1)      Based on the  difference  between the exercise price of the options and the  fair  market  value  of a share  of  Common  Stock  at the date of exercise, as reported on the Nasdaq National Market.

(2)      All of the  unexercisable  options  held by the CEO and the other Named
         Executive  Officers  were  granted  on  December  28,  2004 and have an exercise  price  equal to $27.80,  the closing  price of the  Company's
         Common Stock on such date.

(3)      Does not include options granted to Mr.  Mednansky on December 28, 2005 for services provided for the fiscal year ended December 27, 2005.

DIRECTORS COMPENSATION

         Directors who are not employees receive an annual fee of $20,000;  each
Chairman of a Committee receives an additional annual fee of $5,000; each member of the Audit Committee  receives an additional  annual fee of $5,000;  directors who are not employees also receive $1,000 for each  telephonic  meeting,  $2,000 for each Committee  Meeting attended (if no Board of Directors  Meeting is being held on the same day) and $2,500 for attending Board and Committee Meetings held on the same day. In addition, the Chairman of the Board is paid a Chairman's fee of $100,000 per year. The Company revised the directors' fees as a result of the additional  time and effort  required from the directors to ensure that they are fulfilling their increased obligations under the Sarbanes-Oxley Act. The Company previously  granted options to  non-employee  directors under the Company's 1992
Directors Stock Option Plan (the "Directors Plan") and the 2004 Plan. Currently,
options  to  purchase  an  aggregate  of  438,700  shares  of  Common  Stock are outstanding  and granted to Directors under the Directors Plan and the 2004 Plan at exercise prices ranging from $7.438 per share to $27.59 per share.

EMPLOYMENT AGREEMENTS

         The Company entered into separate employment  agreements,  with each of
Messrs.  White,  Mednansky and Aaron, dated on April 29, 2003, providing for the employment of these individuals as Executive Vice President, Director of Upscale
Restaurants,  and Senior Vice President -- Counsel and Secretary,  respectively.
Each  employment  agreement  provides that the officer shall devote their entire business time to the business of the Company. The Employment  Agreements provide base salaries in the amounts of $600,000,  $200,000  (subsequently  increased to
$250,000) and $250,000,  respectively,  for Messrs. White,  Mednansky and Aaron, subject to increases as determined by the  Compensation/  Stock Option Committee and ratified by the Board of Directors.  Each agreement initially  terminates on
April 29, 2006, and is extended  automatically  for successive terms of one year each, unless either the Company or the respective  employee gives written notice to the other not later than 90 days prior to the termination date. No notice was given with respect to any of the agreements and accordingly the termination date has now been  extended  to April  29,  2007.  However,  in  connection  with his appointment  as the Company's  Chief  Operating  Officer,  the Company is in the
process of  negotiating  a new  employment  contract  with Mr.  Mednansky.  Each agreement contains  non-competition and non-solicitation  provisions which apply for  twenty-four  months  after  cessation  of  employment  and  confidentiality provisions which apply for ten years after cessation of employment.  Mr. Coulter does not have an employment,  non-competition or non-solicitation agreement with the  Company.  Mr.  Coulter's  non-competition  and  non-solicitation  agreement expired  in 2001.  In 2001,  Mr.  Coulter  was not  re-elected  to the  Board of
Directors of the Company.

ITEM 12.        SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information  concerning ownership of the
Company's  Common  Stock,  as of April 18,  2006,  by each  person  known by the
Company  to be the  beneficial  owner of more than five  percent  of the  Common
Stock,  each director,  each  executive  officer as defined in Item 402(a)(3) of
Regulation  S-K and by all directors and executive  officers of the Company as a group. Unless otherwise  indicated,  the address for five percent  stockholders, directors and executive officers of the Company is 224 East Douglas,  Suite 700,
Wichita,  Kansas  67202-3414.  The  percentage  of  shares  owned  is  based  on
20,887,234 shares outstanding as of April 18, 2006.

                                                                                  Shares
                                                                              Beneficially     Percentage
            Name and Addresses of Beneficial Owner                                 Held         of Class
Jamie B. Coulter..................................................            3,574,032(1)       16.2%
John D. White.....................................................              630,000(2)        3.0%
Gerald T. Aaron...................................................              421,457(3)        2.0%
Deidra Lincoln....................................................               89,576(4)         *
Mark Mednansky....................................................                8,750(5)         *
Fred B. Chaney....................................................                7,625(6)         *
William B. Greene, Jr.............................................               69,925(7)         *
Clark R. Mandigo..................................................               49,225(7)         *
Mark Saltzgaber...................................................               44,925(8)         *
Thomas Lasorda....................................................               43,839(9)         *
Michael Ledeen....................................................              52,925(10)         *
Anthony Bergamo...................................................              20,161(11)         *
Tomlinson D. O'Connell............................................              65,156(12)         *
Dimensional Fund Advisors Inc.....................................           1,859,807(13)        8.9%
Pioneer Global Asset Management...................................           1,318,000(14)        6.3%
Wachovia Corporation..............................................           1,430,695(15)        6.8%
All directors and executive officers as...........................           5,025,690(16)       21.7%
     a group (16) persons (1-10)

---------------------
*        Less than 1%

(1)      Based on a 13G filed in February 2006.  Includes presently  exercisable options to purchase  1,178,639 shares of Common Stock. Does not include
         177,145 shares held by Intrust Bank as Trustee of a Rabbi Trust for the
         Company.  Under the terms of a  Deferred  Compensation  Agreement,  Mr.
         Coulter  defers  receipt  of the  value  of his  deferred  compensation account until 30 days after the  termination of his employment with the
         Company.

(2)      Includes  presently  exercisable  options to purchase 465,000 shares of
         Common Stock.

(3)      Includes  presently  exercisable  options to purchase 308,750 shares of
         Common Stock.

(4)      Includes  presently  exercisable  options to purchase  84,576 shares of
         Common Stock.

(5)      Consists of presently  exercisable  options to purchase 8,750 shares of
         Common Stock.

(6)      Includes  presently  exercisable  options to purchase  5,625  shares of
         Common Stock.

(7)      Includes  presently  exercisable  options to purchase  19,225 shares of
         Common Stock.

(8)      Includes  presently  exercisable  options to purchase  37,425 shares of
         Common Stock.

(9)      Includes  presently  exercisable  option to purchase  42,425  shares of
         Common Stock.

(10)     Includes  or  consists  of  presently  exercisable  options to purchase
         52,425 shares of Common Stock.

(11)     Includes  presently  exerciseable  options to purchase 16,875 shares of
         Common Stock.

(12)     Based on the information  available to the Company,  includes presently exercisable options to purchase 64,156 shares of Common Stock.

(13)     Based on a  Schedule  13G  filed in  February  2006,  Dimensional  Fund
         Advisors  Inc.  beneficially  holds  1,859,807  shares of the Company's
         Common  Stock.  Dimensional  Fund Advisors  Inc.  disclaims  beneficial ownership to the 1,859,807  shares of the Company's Common Stock due to its role as an  investment  advisor or manager to numerous  funds.  The address of  Dimensional  Fund Advisors Inc. is 1299 Ocean Avenue,  11th
         Floor, Santa Monica, CA 90401.

(14)     Based on a Schedule 13G filed in December  2001,  Pioneer  Global Asset
         Management  beneficially holds 1,318,000 shares of the Company's Common
         Stock.  The address of Pioneer Global Asset  Management is Galleria San
         Carlo 6, 20122 Milan, Italy.

(15)     Based on a Schedule 13G filed in February  2006,  Wachovia  Corporation beneficially  holds sole voting  power over  1,417,633  shares and sole dispositive  power over 1,430,695 shares of the Company's Common Stock.
         Wachovia Corporation filed the Schedule 13G as a parent holding company and its  relevant  subsidiaries  are  Evergreen  Investment  Management
         Company,  Wachovia Securities,  LLC and Wachovia Bank, N.A. The address of  Wachovia  Corporation  is One  Wachovia  Center,  Charlotte,  North
         Carolina 28288-0137.

(16)     Does not include  shares  beneficially  owned by the  Company's  former
         President  of  Lone  Star  Restaurants  and  Chief  Operating  Officer,
         Tomlinson  D.  O'Connell.  Includes  presently  exercisable  options to purchase  2,251,690  shares of Common Stock,  which includes  presently exercisable  options to purchase  12,750 shares of Common Stock held by any  executive  officer,  who is  not  specifically  identified  in the
         Security  Ownership  Table  above.  The  executive  officer  who is not specifically  identified in the Security  Ownership  Table also owns an additional 500 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

         The Company  previously issued options under the Directors Plan and the
Company's 1992 Incentive and Non-Qualified  Stock Option Plan (the "Plan").  The
ability to issue options  under both plans has expired.  In December  2004,  the
Company's  stockholders  approved the adoption of the 2004 Plan.  The  following table gives  information about stock option awards under the Directors Plan, the
Plan and the 2004 Plan as of December 27, 2005. The plans are discussed  further in Note 6 to the Company's  Consolidated  Financial  Statements  included in the
Company's  Annual  Report on Form 10-K for the fiscal  year ended  December  27,
2005.

                                                                                              Number of
                                                                                              Securities
                                                                                              Remaining
                                                Number of                                   Available for
                                            Securities to be                               Future Issuance
                                               Issued Upon         Weighted-average         Under Equity
                                               Exercise of        Exercise Price of      Compensation Plans
                                               Outstanding           Outstanding             (Excluding
                                            Options, Warrants      Options, Warrants     Securities Reflected
                                               and Rights             and Rights            in Column (A))
            Plan Category                         (A)                     (B)                    (C)
----------------------------------------   -------------------    ------------------     --------------------
Equity compensation plans approved
   by security holders                          4,428,672               $16.61               1,452,500
Equity compensation plans not
   approved by security holders                        --                 --                        --
                                           -------------------    ------------------     --------------------
   Total                                        4,428,672               $16.61               1,452,500
                                           ===================    ==================     ====================

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate  fees for  professional  services  rendered to the Company by
Ernst & Young LLP for the years ended  December  27, 2005 and December 28, 2004, were:

                                                       2005             2004
                                                ----------------  --------------
Audit.......................................    $      959,742    $      951,807
Audit Related...............................            41,950           120,790
Tax.........................................           169,934           316,437
Other.......................................                --                --
                                                ----------------  --------------
     Total..................................         1,171,626         1,389,034
                                                ================  ==============

AUDIT FEES

         Audit fees for 2005 and 2004 were for  professional  services  rendered for the  integrated  audits  of the  consolidated  financial  statements  of the
Company,  statutory audits,  timely reviews of quarterly  financial  statements, consents  and  assistance  with review of  documents  filed with the  Securities
Exchange Commission.

AUDIT RELATED FEES

         Audit  related  fees for 2005 were  primarily  consultations  regarding accounting  related  issues.  Audit  related  fees for 2004 were  primarily  for matters related to Sarbanes-Oxley Act advisory services.

TAX FEES

         Tax fees for 2005 and 2004 were for services  related to tax compliance
($169,934  for the fiscal  year ended  December  27, 2005 and  $221,425  for the fiscal year ended December 28, 2004),  including the preparation of tax returns.
In addition,  with respect to the fiscal year ended  December 28, 2004, tax fees include tax planning and tax advice  related  primarily  to the  Company's  2004 acquisition of Texas Land and Cattle Steakhouse.

ALL OTHER FEES

         There were no other fees paid to Ernst  &  Young LLP for the fiscal years ended December 27, 2005 and December 28, 2004.

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

         All of the  engagements  and fees for the  Company's  fiscal year ended
December 27, 2005 were approved by the Audit  Committee.  In connection with the audit of the Company's Financial  Statements for the Fiscal Years ended December
27, 2005 and December 28, 2004, Ernst & Young LLP only used full-time, permanent employees.

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
      ******10.2      1992 Lone Star Steakhouse & Saloon,  Inc. Directors' Stock
                      Option Plan as amended the ("Director's Plan")
        ****10.3      1992 Lone Star  Steakhouse & Saloon,  Inc.  Incentive  and
                      Non-qualified Stock Option Plan (the "Plan") as amended
          **10.4      Form  of   Indemnification   Agreement  for  officers  and
                      directors of the Company
       *****10.7      Employment  Agreement  between  the  Company and Gerald T.
                      Aaron, dated April 29, 2003
 ***********10.9      Employment   Agreement   between   the  Company  and  Mark
                      Mednansky, dated April 29, 2003
      *****10.11      Employment  Agreement  between  the  Company  and  John D.
                      White, dated April 29, 2003
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
 ***********21.1      Subsidiaries of the Company
           *23.1      Independent  Auditors'  consent  to the  incorporation  by reference in the Company's  Registration Statement on Form
                      S-8 the independent auditors' report included herein
           *31.1      Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 302 of the Sarbanes-Oxley Act
           *31.2      Certificate of Chief Financial Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act
           *32.1      Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act
           *32.2      Certificate of Chief Financial Officer pursuant to Section
                      906 of the Sarbanes-Oxley Act

----------
*                     Filed herewith.
**                    Incorporated   by  reference   to  the   Company's
                      Registration Statement on Form S-1, filed with the
                      Commission  on January 31, 1992  (Commission  File
                      No. 33-45399), as amended.
***                   Incorporated by reference to the Company Quarterly
                      Reported on Form 10-Q for the  quarter  ended June
                      12, 2001.
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
***********           Incorporated by Reference to the Company's  Annual
                      Report on Form 10-K,  filed with the Commission on
                      March 13, 2006.

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

                                       LONE STAR STEAKHOUSE & SALOON, INC.

                                       By: /s/ John D. White
                                           ------------------------------------
                                       John D. White, Chief Financial Officer

Dated: April 26, 2006

