Form 10-Q
period 2006-03-21
LONE STAR STEAKHOUSE & SALOON INC
filed 2006-05-01
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                                         Commission file number
 MARCH 21, 2006                                                  0-19907
 --------------                                                  -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            48-1109495
-------------------------------                           ----------------------
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
                                                                  |X| YES |_| NO

Indicate by check mark whether the Registrant is a large  accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the  registrant is a shell Company (as defined in
Rule 12b-2 of the Exchange Act).
                                                                  |_| YES |X| NO

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

           CLASS                                   Outstanding at April 25, 2006
COMMON STOCK, $.01 PAR VALUE                             20,887,234 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS                                   2
     AT MARCH 21, 2006 AND DECEMBER 27, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                    3
     INCOME FOR THE TWELVE WEEKS ENDED
     MARCH 21, 2006 AND MARCH 22, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                    4
     CASH FLOWS FOR THE TWELVE WEEKS ENDED
     MARCH 21, 2006 AND MARCH 22, 2005

     NOTES TO CONDENSED CONSOLIDATED                                         5
     FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND                                        11
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE                                       16
DISCLOSURES ABOUT MARKET RISKS

ITEM 4.  CONTROLS AND PROCEDURES                                            16

PART II.  OTHER INFORMATION
ITEMS 3, 4 AND 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 1A. RISK FACTORS                                                       16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        17
ITEM 6.  EXHIBITS                                                           17

                       LONE STAR STEAKHOUSE & SALOON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     March 21, 2006   December 27, 2005
                                                                     --------------   -----------------

                               ASSETS

Current assets:
   Cash and cash equivalents                                             $   18,950          $   18,390
   Short-term investments                                                    40,907              45,212
                                                                         ----------          ----------
                                                                             59,857              63,602
   Inventories                                                               11,945              12,859
   Prepaid insurance deposits                                                12,870              16,346
   Assets held for sale                                                      20,113              22,614
   Other current assets                                                      17,457              17,764
                                                                         ----------          ----------
      Total current assets                                                  122,242             133,185
Property and equipment                                                      554,251             532,930
Less accumulated depreciation and amortization                             (228,918)           (214,416)
                                                                         ----------          ----------
                                                                            325,333             318,514

Other assets:
   Deferred income taxes                                                     24,332              24,013
   Intangible and other assets, net                                          42,035              42,101
                                                                         ----------          ----------
         Total assets                                                    $  513,942          $  517,813
                                                                         ==========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   17,449          $   17,484
   Accrued self insurance                                                    20,102              21,406
   Other current liabilities                                                 27,490              31,026
                                                                         ----------          ----------
         Total current liabilities                                           65,041              69,916

Long term liabilities, principally defered compensation obligations          25,221              24,290
Deferred rent obligations                                                    10,080              11,266
                                                                         ----------          ----------
         Total liabilities                                                  100,342             105,472

Stockholders' equity:
   Preferred stock                                                               --                  --
   Common stock                                                                 209                 207
   Additional paid-in capital                                               144,707             143,797
   Retained earnings                                                        272,347             272,000
   Common stock held by Trust                                                (3,663)             (3,663)
                                                                         ----------          ----------
         Total stockholders' equity                                         413,600             412,341
                                                                         ----------          ----------
         Total liabilities and stockholders' equity                      $  513,942          $  517,813
                                                                         ==========          ==========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         For the twelve weeks ended
                                                                     -----------------------------------
                                                                     March 21, 2006      March 22, 2005
                                                                     --------------      --------------

Net sales                                                                $  160,781          $  156,284
Costs and expenses:
   Costs of sales                                                            58,671              52,925
   Restaurant operating expenses                                             76,261              70,493
   Depreciation and amortization                                              4,238               4,077
                                                                         ----------          ----------
Restaurant costs and expenses                                               139,170             127,495
General and administrative expenses                                          13,425              12,145
                                                                         ----------          ----------
Income from operations                                                        8,186              16,644
Other income, net                                                               264                 146
                                                                         ----------          ----------
Income from continuing operations before income taxes                         8,450              16,790
Provision for income taxes                                                    2,783               5,567
                                                                         ----------          ----------
Income from continuing operations                                             5,667              11,223
Discontinued operations:
   Loss from operations before income tax                                    (2,974)               (408)
   Income tax benefit                                                         1,093                  94
                                                                         ----------          ----------
   Loss from discontinued operations                                         (1,881)               (314)
                                                                         ----------          ----------
Income before cumulative effect of accounting change                          3,786              10,909
Cumulative effect of accounting change, net of tax                              601                  --
                                                                         ----------          ----------
Net income                                                               $    4,387          $   10,909
                                                                         ==========          ==========
Basic earnings (loss) per share:
   Continuing operations                                                 $     0.27          $     0.55
   Discontinued operations                                                    (0.09)              (0.01)
   Cumulative effect of accounting change                                      0.03                  --
                                                                         ----------          ----------
   Basic earnings per share                                              $     0.21          $     0.54
                                                                         ==========          ==========
Diluted earnings (loss) per share:
   Continuing operations                                                 $     0.25          $     0.50
   Discontinued operations                                                    (0.08)              (0.01)
   Cumulative effect of accounting change                                      0.03                  --
                                                                         ----------          ----------
   Diluted earnings per share                                            $     0.20          $     0.49
                                                                         ==========          ==========

Dividends per share                                                      $    0.195          $    0.175
                                                                         ==========          ==========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         For the twelve weeks ended
                                                                     ----------------------------------
                                                                     March 21, 2006      March 22, 2005
                                                                     --------------      --------------

Cash flows from operating activities:
   Net income                                                            $    4,387          $   10,909
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                           5,000               4,732
      Non-cash stock compensation expense                                     1,211                 692
      Loss on sale of assets                                                     --                  95
      Cumulative effect of accounting change                                   (619)                 --
      Deferred income taxes                                                     636                (991)
      Loss from discontinued operations                                       1,881                 314
      Net change in operating assets and liabilities:
           Change in operating assets                                         3,741               1,396
           Change in operating liabilities                                   (4,759)              3,320
                                                                         ----------          ----------
Net cash provided by operating activities of continuing operations           11,478              20,467
Cash flows from investing activities:
   Sales (purchases) of short-term investments                                4,305             (20,270)
   Purchases of property and equipment                                      (11,808)             (7,885)
   Proceeds from sale of assets                                                  --                 113
   Other                                                                         13                 173
                                                                         ----------          ----------
Net cash used in investing activities of continuing operations               (7,490)            (27,869)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                 1,101                  30
   Cash dividends                                                            (4,040)             (3,581)
                                                                         ----------          ----------
Net cash used in financing activities of continuing operations               (2,939)             (3,551)
Cash flow of discontinued operations:
   Operating cash flows                                                        (489)                  6
                                                                         ----------          ----------
      Total                                                                    (489)                  6
                                                                         ----------          ----------
Net increase (decrease) in cash and cash equivalents                            560             (10,947)
Cash and cash equivalents at beginning of period                             18,390              38,515
                                                                         ----------          ----------
Cash and cash equivalents at end of period                               $   18,950          $   27,568
                                                                         ==========          ==========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                            $    1,112          $    1,437
                                                                         ==========          ==========

                             See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

      The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the  instructions to Form 10-Q and
Article  10 of  Regulation  S-X.  Accordingly,  they  do  not  include  all  the information and footnotes required by generally accepted  accounting  principles
for  complete  financial   statements.   In  the  opinion  of  management,   all
adjustments,   consisting  of  normal,   recurring  accruals,  which  Lone  Star
Steakhouse  &  Saloon,  Inc.  (the  "Company")  considers  necessary  for a fair presentation  of the financial  position and the results of  operations  for the periods  presented  have been  included.  The results for the twelve weeks ended
March 21, 2006 are not necessarily  indicative of the results to be expected for the full year ending  December  26,  2006.  This  quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  in its annual  report on Form 10-K for the year ended  December  27,
2005.

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
Retroactive application is permitted,  but not required. The Company adopted the provision FSP 13-1 effective  December 28, 2005 on a prospective  basis, and its adoption had no significant effect upon the Company's financial statements.

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
The effect of shares  issuable to settle the deferred  compensation  liabilities has not been included for any periods as their effect would have been dilutive.

The weighted average shares outstanding for the periods presented are as follows
(in thousands):

                                               For the twelve weeks ended
                                        March 21, 2006           March 22, 2005
                                        --------------           --------------
Basic average shares outstanding            20,651                   20,296
Diluted average shares outstanding          22,234                   22,211

4. STOCK-BASED COMPENSATION

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
COMPENSATION  ARRANGEMENTS  WHERE  AMOUNTS  EARNED ARE HELD IN A RABBI TRUST AND
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  condensed  consolidated balance sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred  compensation  obligations.  At March 21, 2006,  the Trust held 177,145 shares of the  Company's  common stock.  Included in general and  administrative expenses  was  non-cash  stock  compensation  expense for the twelve weeks ended
March 21, 2006 and March 22,  2005 was a charge of $781 and $204,  respectively, relating to the changes in market price for such shares.

Prior to December 28, 2005, the Company  elected to expense the cost of employee stock options in accordance with the fair value method contained in Statement of
Financial  Accounting  Standards  (SFAS) No. 123,  "ACCOUNTING AND DISCLOSURE OF
STOCK-BASED  COMPENSATION."  Under SFAS No.  123,  the fair value for options is estimated  at the date of grant using a  Black-Scholes-Merton  ("Black-Scholes")
option-pricing model, which requires the input of highly subjective  assumptions including the expected stock price  volatility.  The election was  retroactively applied to all awards granted to employees after December 28, 1994.

In December 2004, the FASB issued SFAS No. 123(R),  "SHARE-BASED PAYMENT," (SFAS
123R) which is a revision of FASB Statement No. 123. As required, we adopted the provisions  of SFAS 123R  effective  at the  beginning  of our fiscal year 2006, using the modified-prospective method. Upon adoption of SFAS 123R, we elected to continue using the  Black-Scholes  option-pricing  model. If we had adopted SFAS
123R in prior years,  the impact on our 2005 net income of that  standard  would have been a credit to income of $601,  net of tax.  This amount is  reflected in the  accompanying  statement  of  income  as a  cumulative  effect  of change in accounting as required by the new standard. This cumulative effect resulted from the Company not  estimating  forfeitures  as  required by the new  standard  but recording these forfeitures at actual amounts as they occurred which was allowed under SFAS No. 123.  SFAS 123R also  requires the benefit of tax  deductions  in excess of  recognized  compensation  expense to be reported as a financing  cash flow,  rather than as an operating  cash flow in the  accompanying  consolidated statements of cash flows. This excess tax benefit was not significant during the twelve  weeks ended March 21,  2006.  Operating  income and cash flow  operating results for 2005 have not been restated for the adoption of SFAS 123R.

During the twelve  weeks ended March 21,  2006 and March 22,  2005,  we recorded
$1,211 and $692 respectively,  in aggregate  stock-based  employee  compensation expense  which  includes  amounts  attributable  to noncash  stock  compensation arising  from the  common  shares  held by the Trust as  described  above.  This compensation  expense is included in the general and administration  expenses in the  accompanying  statements of income.  At March 21, 2006, there was $5,633 of unrecognized  compensation cost related to nonvested option awards, of which the
Company expects to recognize over the remaining  weighted average vesting period of 3.0 years.

During the twelve  weeks ended March 21, 2006 and March 22, 2005, a total of 156 and 3 options were  exercised,  respectively.  The total  intrinsic value of the options  exercised  during the twelve  weeks  ended March 21, 2006 and March 22,
2005 was $2,593 and $64, respectively.  Cash received upon the exercise of these stock  options  was $1,101 and $30 during the twelve  weeks ended March 21, 2006 and March 22,  2005,  and the related tax  benefits  realized  were $972 and $24 during the corresponding periods.

The  weighted  average  fair value per  option at the date of grant for  options granted in the first quarter of 2006 and 2005 was $5.76 and $7.05, respectively, as valued  using  the  Black-Scholes  option-pricing  model  with the  following weighted average assumptions:

                                              For the twelve weeks ended
                                        March 21, 2006          March 22, 2005
                                        --------------          --------------
      Risk-free interest rate                4.50%                   3.99%
      Expected dividend yield                2.60%                   2.50%
      Expected volatility                    0.28                    0.30
      Expected term (in years)               4.96                    5.00

The estimated volatility is based on the historical  volatility of our stock and other factors.  The expected term of options  represents the period of time that options granted are expected to be  outstanding.  The risk free interest rate is based upon the Treasury  Constant Maturity Rate as quoted by the Federal Reserve at the time of the  grant  for a term  equivalent  to the  expected  term of the grant.

Information  pertaining to option  activity for the twelve weeks ended March 21,
2006  is as  follows  (number  of  options  and  aggregate  intrinsic  value  in thousands):

                                                         Weighted
                                                         Average     Aggregate
                                           Number of     Exercise    Intrinsic
                                            Options       Price        Value
                                          ----------    ----------   ----------
Outstanding-beginning of year                  4,429    $    16.61
Granted                                          167         23.42
Exercised                                       (156)         8.47
Cancelled                                        (88)   $    27.39
                                          ----------    ----------   ----------
Outstanding at March 21, 2006                  4,352    $    16.95   $   47,186*
                                          ==========    ==========   ==========
Exercisable at March 21, 2006                  3,051    $    12.65   $   45,989*
                                          ==========    ==========   ==========

*     The  intrinsic  value of a stock  option is the amount by which the market value of the  underlying  stock exceeds the exercise  price of the option.
      The market value of our stock was $27.71 at March 21, 2006.

For  options   outstanding  as  of  March  21,  2006,  the  number  of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                               Options Outstanding
--------------------------------------------------------------------------------
                             Number              Weighted-           Weighted
                         Outstanding At          Average             Average
                            March 21,            Exercise           Remaining
Range of Prices               2006                Price           Contract Life
--------------------------------------------------------------------------------
                         (In Thousands)
$7.43 to $9.00                1,340               $ 8.55           1.84 years
$12.47 to $18.81              1,379               $13.03           1.28 years
$22.25 to $31.24              1,633               $27.14           8.94 years

The number of shares and weighted-average  exercise price of options exercisable at March 21, 2006, are as follows:

                               Options Exercisable
--------------------------------------------------------------------------------
                                       Number                    Weighted
                                   Exercisable At                Average
                                      March 21,                  Exercise
Range of Prices                         2006                      Price
--------------------------------------------------------------------------------
                                   (In Thousands)
$7.43 to $9.00                          1,340                     $ 8.55
$12.47 to $18.81                        1,379                     $13.03
$22.25 to $31.24                          332                     $27.54

5. TERM REVOLVER

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
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the  Company  may elect to pay  interest  at the higher of  SunTrust
Bank's  published  prime rate or the  Federal  Funds Rate plus  one-half  of one percent (0.50%);  or the LIBOR rate plus one and one-half  percent (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the  daily  unused  amount of the  credit  facility.  At March  21,  2006 and at
December  27,  2005,  there  were no  borrowings  outstanding  under the  credit facility.

      The Company also has entered into a $5,000  revolving  term loan agreement with a bank,  under which no borrowings  were  outstanding at March 21, 2006 and
December 27, 2005. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

6. COMMON STOCK TRANSACTIONS

      The Board of  Directors  has from time to time  authorized  the Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twelve  weeks ended  March 21, 2006 or during the twelve  weeks ended

March  22,  2005.  The  Company  is  accounting  for  any  purchases  using  the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital. At March 21, 2006, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

7. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

      During the twelve  weeks  ended  March 21,  2006,  the  Company  closed 30 underperforming  Lone Star  Steakhouse & Saloon ("Lone Star")  restaurants.  The group of  restaurants  closed  consisted  of 13 owned  locations  and 17  leased locations.  The restaurant closings were the result of management's  analysis of not only the  performance of these  restaurants,  but also the related return on investment targets,  the geographical  location of these restaurants as compared to other  Company  owned  restaurant  locations  and the  impact of  demographic changes in the local markets surrounding these restaurant locations.  All of the owned  locations are currently held for sale. The Company is seeking to minimize its losses for all leased locations  through either negotiated lease termination arrangements  with the  landlords  or sublease of the  restaurant  location.  In connection with the restaurant  closings,  the Company incurred a pretax loss of
$1,260 including  impairment  losses of  approximately  $2,468 related to assets abandoned  or to be sold offset by a credit of $1,208 to reflect  the  estimated fair  value of the  remaining  lease  liabilities  less the  recognition  of the remaining deferred rent obligations related to the leased locations.  All of the losses  incurred  are  included in  discontinued  operations.  The Company  will account for its remaining  exit costs in accordance  with the provisions of SFAS
No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES,  which requires that such costs be expensed in the period such costs are incurred.  The
Company  believes that such additional  costs will not be significant.  At March
21, 2006,  and December 27, 2005,  the Company  classified  $20,113 and $22,614, respectively,  of net  property  and  equipment,  consisting  primarily  of real estate,  as "Assets  Held for Sale"  which are  recorded at the lower of cost or fair value less estimated selling costs.

      The Company  accounts for its closed  restaurants  in accordance  with the
Provisions  of SFAS No.  144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR  DISPOSAL  OF
LONG-LIVED ASSETS.  Therefore, when a restaurant is closed and the restaurant is either held for sale or abandoned,  the  restaurant's  operations are eliminated from ongoing operations. Accordingly, the operations of such restaurants, net of applicable  income taxes,  are presented as  discontinued  operations  and prior period  consolidated  financial  statements  are  reclassified.  The table below reflects as discontinued  operations the applicable  operations of the Company's closed restaurants which meet the criteria for such presentation.

                                                 For the twelve weeks ended
                                                 --------------------------
                                               March 21, 2006   March 22, 2005
                                               --------------   --------------
Loss from operations                             $   (2,974)     $     (408)
Income tax benefits                                   1,093              94
                                                 ----------      ----------
Net loss from discontinued operations            $   (1,881)     $     (314)
                                                 ==========      ==========
Net sales from discontinued operations           $    6,941      $    9,069
                                                 ==========      ==========

8. INCOME TAX

      The effective  income tax rate from  continuing  operations  was 32.9% and
33.2%  for  the  twelve   weeks  ended  March  21,  2006  and  March  22,  2005,
respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses,  and the tax  effect of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to the incentive  stock options at the time the options are exercised to the extent that the exercise is followed by a  disqualifying  disposition of the shares by the  optionee.  The decrease in the effective tax rate for fiscal 2006 reflects the impact of FICA Tip and other  credits on the lower  pre-tax  income for fiscal 2006 compared with 2005.

9. DIVIDEND DECLARED

      On March 11, 2006, the Board of Directors declared the Company's quarterly cash  dividend  of $.205 per share  payable  April 10, 2006 to  shareholders  of record on March 27, 2006.

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

      The Company  opened two  restaurants  in the twelve  weeks ended March 21,
2006 and no restaurants during the twelve weeks ended March 22, 2005.

      The Company has plans to open an additional 20 Lone Star Steakhouse  &
Saloon ("Lone Star") restaurants throughout the remainder of 2006 or early 2007.
The Company also plans to open seven Texas Land & Cattle  restaurants,  five
Sullivan's Steakhouse  restaurants and one Del Frisco's Double Eagle Steak House restaurant  during  the  remainder  of 2006 or early  2007.  This time  frame is predicated  by our  experience  that,  assuming  the Company can obtain  certain governmental approvals and licenses, such as liquor licenses, it generally takes from 9 to 12 months after the signing of a lease or the closing of a purchase to complete  construction  and open a new  restaurant.  If a significant  number of restaurants  do not  open  when  the  Company  expects  them to  open,  it could negatively impact our future results of operations.

      There were 223 operating  domestic Lone Star  restaurants  as of March 21,
2006  including  three  restaurants  in New  Orleans,  closed  due to  Hurricane
Katrina.  In  addition,  a  licensee  operates  four  Lone Star  restaurants  in
California.

      The Company currently operates five Del Frisco's Double Eagle restaurants.
In  addition,  a licensee  operates  one Del  Frisco's  restaurant.  The Company currently  operates  15  Sullivan's  Steakhouse  restaurants,  20 Texas Land and
Cattle Steak House(R) restaurants and one Frankie's Italian Grille restaurant.

      Internationally,  licensees  operate  12 Lone  Star  Steakhouse  &  Saloon restaurants in Australia and one in Guam.

      During the twelve  weeks  ended  March 21,  2006,  the  Company  closed 30 underperforming Lone Star restaurants. The group of restaurants closed consisted of 13 owned locations and 17 leased locations.  The restaurants  closed were the
result  of   management's   analysis  of  not  only  the  performance  of  these
restaurants, but also the related return on investment targets, the geographical location of these  restaurants  as compared to other  Company  owned  restaurant locations and the impact of demographic changes in the local markets surrounding these  restaurant  locations.  All of the owned locations are currently held for sale.  The  Company is seeking to minimize  its losses for all leased  locations through either negotiated lease  termination  arrangements with the landlords or is seeking to sublease the  restaurant  locations.  See Note 7 to the  condensed consolidated financial statements for additional information.

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

                                                                     Twelve Weeks Ended (1)
                                                                     ----------------------
                                                               March 21, 2006       March 22, 2005
                                                               --------------       --------------
Statement of Operations Data:
     Net sales ...........................................         100.0%               100.0%
     Costs and expenses:
         Costs of sales ..................................          36.5                 33.9
         Restaurant operating expenses ...................          47.4                 45.1
         Depreciation and amortization ...................           2.6                  2.6
                                                                   -----                -----
              Restaurant costs and expenses ..............          86.5                 81.6

     General and administrative expenses .................           8.4                  7.7
                                                                   -----                -----
     Income from operations ..............................           5.1                 10.7
     Other income, net ...................................           0.2                  0.1
                                                                   -----                -----
     Income from continuing operations before income taxes           5.3                 10.8
     Provision for income taxes ..........................           1.8                  3.6
                                                                   -----                -----
     Income from continuing operations ...................           3.5                  7.2
     Loss from discontinued operations, net of
      applicable income taxes ............................          (1.2)                (0.2)
     Cumulative effect of accounting change, net of tax ..           0.4                   --
                                                                   -----                -----
     Net income ..........................................           2.7%                 7.0%
                                                                   =====                =====

(1)   The Company operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal quarters for the Company consist of accounting periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

                       LONE STAR STEAKHOUSE & SALOON, INC.

 TWELVE WEEKS ENDED MARCH 21, 2006 COMPARED TO TWELVE WEEKS ENDED MARCH 22, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net sales increased  $4,497 or 2.9% to $160,781 for the twelve weeks ended
March 21, 2006,  compared to $156,284 for the twelve weeks ended March 22, 2005.
The  increase  in sales is due in part to the opening of new  restaurants  since
March 22, 2005. The Company's blended same store sales,  representing net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the  current and  comparable  prior year period  increased  1.9%.  The
Company's average check increased .8% and guest counts increased 1.2%.

      Costs of sales, primarily food and beverages, increased as a percentage of net sales to 36.5% from 33.9% due  primarily to increased  costs for beef and by increased costs for produce items.

      Restaurant  operating  expenses  for the twelve weeks ended March 21, 2006 increased  $5,768 to $76,261  compared  to $70,493 in the prior year  period and increased  as a  percentage  of net  sales  to 47.4%  from  45.1%.  Labor  costs increased 1.0% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs  increased .7% as the result of increased media print  costs  related to direct  marketing  and costs  related to the  Company's sponsorship of a NASCAR car beginning in 2006. Utility costs, primarily for gas, increased  .5% and  preopening  costs  increased by .3%.  These  increases  were partially  offset by  decreased  insurance  costs  and  decreased  building  and maintenance costs.

      Depreciation  and  amortization  increased $161 for the twelve weeks ended
March 21, 2006  compared  with the prior  period.  The increase is  attributable primarily to the depreciation related to the new stores opened by the Company.

      General and administrative  expenses increased $1,280 for the twelve weeks ended March 21, 2006  compared to the prior period.  General and  administrative expense  reflects an increase in professional  fees offset in part by a decrease in bonus compensation expense. Additionally, non-cash stock compensation expense for the twelve  weeks ended  March 21, 2006 was $1,211  compared to $692 for the prior  year  period.  The  change  reflects  a  decrease  of $58  related to the amortization of stock based  compensation in 2006 compared to 2005. In addition, the 2006 period  includes a charge of $781  compared to $204 in the prior period relating to the accounting for certain shares of the Company's common stock held by a Rabbi Trust pursuant to a deferred compensation  arrangement (see Note 4 to condensed financial statements).

      Other  income,  net for the twelve  weeks  ended  March 21,  2006 was $264 compared to $146 for the prior year. The increase for 2006 primarily reflects an increase in interest income compared to 2005.

      The effective  income tax rate from  continuing  operations  was 32.9% and
33.2%  for  the  twelve   weeks  ended  March  21,  2006  and  March  22,  2005,
respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and  other  credits,  certain  non-deductible  expenses  and the tax  effect  of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such options in the income  statement.  However,  tax benefits may arise at the time  incentive  options are  exercised  to the extent that the  exercise is followed  by a  disqualifying  disposition  of the shares by the  optionee.  The decrease in the  effective  tax rate for fiscal 2006 reflects the impact of FICA
Tip and other credits on the lower pre-tax  income for fiscal 2006 compared with
2005.

      Discontinued  operations  reflect  the  operations  of  the 30  Lone  Star restaurants  closed  during the twelve  weeks  ended March 21, 2006 and two Lone
Star  restaurants  closed in fiscal  2005 which are  required  to be reported as discontinued  operations  pursuant to SFAS No. 144 (see Note 7 to the  condensed consolidated statements).

The  cumulative  effect of the  accounting  change  reflects the adoption of the provisions  of SFAS  123R  The  Company  adopted  the  provisions  of SFAS  123R effective at the beginning of fiscal 2006. The  cumulative  effect of the change in accounting resulted in a one time credit of $601, net of income tax (see Note
4 to the condensed consolidated financial statements).

IMPACT OF INFLATION

      The  primary  inflationary  factors  affecting  the  Company's  operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and,  accordingly, changes in such wage levels affect the Company's labor costs. However, since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor increased,  the Company has been able to offset  these  increases  through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a  material  impact on  operating  margins.  During the past  twenty-four  month period, the Company  experienced  significant  volatility in beef prices as such prices for the periods were generally  above  historical  levels.  To the extent that beef prices continue to be above historical levels, it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      The following  table  presents a summary of the  Company's  cash flows for each of the twelve weeks ended March 21, 2006 and March 22, 2005:

                                                               Twelve weeks ended
                                                               ------------------
                                                        March 21, 2006     March 22, 2005
                                                        --------------     --------------
Net cash provided by operating activities ............    $   11,478          $   20,467
Net cash used in investing activities ................        (7,490)            (27,869)
Net cash used in financing activities ................        (2,939)             (3,551)
Net cash provided by (used in) discontinued operations          (489)                  6
                                                          ----------          ----------
Net increase (decrease) in cash and cash equivalents .    $      560          $  (10,947)
                                                          ==========          ==========

      The decrease in net cash provided by operating  activities  for the twelve week period ended March 21, 2006  compared to the prior period is due  primarily to a decrease in net income during fiscal 2006 as compared to fiscal 2005 and to a decrease in income tax liabilities.

      Net cash  used in  investing  activities  decreased  primarily  due to the
Company  selling  $4,305 of its  investments  in short-term  securities  for the twelve weeks ended March 21, 2006 as compared to investment purchases of $20,270 in the  comparable  period  of 2005.  This  decrease  was  partially  offset  by increases in property  and  equipment  additions.  During the twelve week period ended March 21, 2006,  the  Company's  investment  in property and equipment was
$11,808 compared to $7,885 for the same period in 2005.

      The Company's  short-term  investments  primarily  consist of auction rate securities  with  contractual  maturities of up to 30 years.  These auction rate securities  have interest  re-set dates that occur every 7 to 90 days and can be actively  marketed  at ongoing  auctions  that occur  every 7 to 90 days.  These investments are in investment-grade  debt instruments such as  government-backed securities. Auction rate securities are classified as available-for-sale and are reported on the balance sheet at par value,  which equals  market value,  as the rate on such securities resets every 7 to 90 days.  Consequently,  interest rate movements  do not affect the  balance  sheet  valuation  of these  fixed  income investments.

      The Company has opened two Lone Star  restaurants  during the twelve weeks ended March 21, 2006.  The Company has plans to open an  additional 20 Lone Star restaurants  throughout the remainder of fiscal 2006 or early 2007. In addition, the  Company  has plans to open  seven  Texas  Land & Cattle  restaurants,  five
Sullivan's Steakhouse  restaurants and one Del Frisco's Double Eagle Steak House restaurant  during the remainder of fiscal 2006 or early 2007. During the twelve weeks ended March 21,  2006,  the Company  closed 30  underperforming  Lone Star restaurants.

      The Company  anticipates  the  remaining  aggregate  costs to complete the store  development  currently  in process or planned  will range from $70,000 to
$90,000  relating   primarily  to  construction  and  equipment  costs  for  new restaurants, the acquisition of additional restaurant sites and the installation of the new web-based POS system in its existing stores.

      During the twelve week period ended March 21, 2006,  the Company  received net proceeds of $1,101 from the  issuance of 156,175  shares of its common stock due to the  exercise  of stock  options  compared  to  proceeds  of $30 from the issuance of 3,367 shares in the comparable period of 2005.

      The Company's  Board of Directors has authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the  Company's  common  stock.  During the twelve weeks ended March 21, 2006 and
March 22, 2005, the Company made no purchases of its common stock.  At March 21,
2006,  the  Company  may  purchase up to  2,026,190  shares of its common  stock pursuant to its current authorization by the Board of Directors.

      The Company has paid  quarterly  cash  dividends on its common stock since the second  quarter of fiscal 2000. In January 2006,  the Company  increased its quarterly  cash  dividend  from  $.195 to $.205  per share  commencing  with the dividend payment to be paid April 10, 2006.  During the twelve weeks ended March
21, 2006, the Company paid dividends of $4,040 or $.195 per share as compared to
$3,581 or $.175 per share in the same period in 2005.

      At March 21,  2006,  the Company had $59,857 in cash and cash  equivalents and short term investments. As described in Note 5 to the condensed consolidated financial  statements  in the Form 10-Q,  the  Company has  unsecured  revolving credit  facilities  that may permit  borrowings of up to $55,000 which expire in
October 2007. At March 21, 2006, the Company had no outstanding borrowings.

      The Company from time to time may utilize derivative financial instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the twelve  weeks ended March 21,  2006,  the  Company had no  positions  in futures contracts.

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
Retroactive application is permitted,  but not required. The Company adopted the provision FSP 13-1 effective  December 28, 2005 on a prospective  basis, and its adoption had no significant effect upon the Company's financial statements.

      In  December  2004,  the FASB issued  STATEMENT  OF  FINANCIAL  ACCOUNTING
STANDARDS NO. 123 (revised 2004) "SHARE-BASED PAYMENT" (SFAS 123R). SFAS 123R is
a revision of SFAS No. 123,  "Accounting  for Stock-Based  Compensation."  Among
other  items,  SFAS 123R  eliminates  the use of the  intrinsic  value method of accounting,  and requires  companies  to recognize  the cost of awards of equity instruments  granted in exchange for employee  services  received,  based on the grant date fair value of those awards, in the financial statements. In addition,
SFAS 123R also amends SFAS 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized  compensation  costs to be reported as financing  cash  flows,  rather  than as  operating  cash  flows  as  previously required. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005;  however,  on April 14, 2005,  the  Securities and Exchange
Commission  announced that the effective  date of SFAS 123R was postponed  until the first annual period  beginning after June 15, 2005. Prior to the adoption of
SFAS 123R, the Company  recognized the cost of its awards of equity  instruments granted in exchange for employee services received, based on the grant date fair value of those awards in accordance  Statement of Financial Accounting Standards
No. 123 in its financial statements.  The Company adopted the provisions of SFAS
123R effective December 28, 2005 using the modified prospective method. See Note
4 to the condensed consolidated financial statements for additional information.

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

ITEM 1A. RISK FACTORS

      There are no material changes to the Risk Factors included in the Company's
Form 10-K for the  fiscal  year  ended  December  27,  2005.  The  impact of the circumstances  and  events  described  in such  Risk  Factors  could  result  in significant adverse effects on our financal position,  results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The  Company's  exposure to market  risks was not  significant  during the twelve weeks ended March 21, 2006.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Board of  Directors  on November  17, 2004  authorized  the Company to repurchase  up to 2,026,190  shares of the  Company's  common  stock.  The
      Company has not  repurchased  any shares of its common stock through March
      21, 2006.

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

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                             (Registrant)

Date: May 1, 2006                            /s/ John D. White
                                             -----------------------------------
                                             John D. White
                                             Chief Financial Officer