Form 10-Q
period 2006-06-13
LONE STAR STEAKHOUSE & SALOON INC
filed 2006-07-24
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarter ended                    Commission file number
              JUNE 13, 2006                             0-19907
              -------------                             -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               48-1109495
                --------                               ----------
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
                                                                  |X| YES | | NO

     Indicate by check mark whether the Registrant is a large  accelerated filer an accelerated filer or a non-accelerated  filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

  LARGE ACCELERATED FILER | |  ACCELERATED FILER |X|  NON-ACCELERATED FILER | |

     Indicate  by check mark  whether  the  registrant  is a shell  Company  (as defined in Rule 12b-2 of the Exchange Act).

                                                                  | | YES |X| NO

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 17, 2006
                  -----                       ----------------------------
      COMMON STOCK, $.01 PAR VALUE                 21,297,174 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS                                     2
     AT JUNE 13, 2006 AND DECEMBER 27, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                      3
     INCOME FOR THE TWELVE WEEKS ENDED
     JUNE 13, 2006 AND JUNE 14, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME                               4
     FOR THE TWENTY-FOUR WEEKS ENDED JUNE 13, 2006 AND
     JUNE 14, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                      5
     CASH FLOWS FOR THE TWENTY-FOUR WEEKS ENDED
     JUNE 13, 2006 AND JUNE 14, 2005

     NOTES TO CONDENSED CONSOLIDATED                                           6
     FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND                                         13
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE                                        19
DISCLOSURES ABOUT MARKET RISKS

ITEM 4.   CONTROLS AND PROCEDURES                                             19

PART II.  OTHER INFORMATION
---------------------------
ITEMS 3, 4 AND 5 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 1A.  RISK FACTORS                                                        19
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         20
ITEM 6.   EXHIBITS                                                            20

                                   LONE STAR STEAKHOUSE & SALOON, INC.
                                  Condensed Consolidated Balance Sheets
                                              (In thousands)
                                               (Unaudited)

                                                                     June 13, 2006     December 27, 2005
                                                                     -------------     -----------------
                               ASSETS

Current assets:
   Cash and cash equivalents                                          $  25,140            $  18,390
   Short-term investments                                                33,033               45,212
                                                                      ---------            ---------
                                                                         58,173               63,602
   Inventories                                                           11,267               12,859
   Prepaid insurance deposits                                            13,433               16,346
   Assets held for sale                                                  21,335               22,614
   Other current assets                                                  19,717               17,764
                                                                      ---------            ---------
         Total current assets                                           123,925              133,185
Property and equipment                                                  553,184              532,930
Less accumulated depreciation and amortization                         (222,381)            (214,416)
                                                                      ---------            ---------
                                                                        330,803              318,514

Other assets:
   Deferred income taxes                                                 21,886               24,013
   Intangible and other assets, net                                      41,813               42,101
                                                                      ---------            ---------
         Total assets                                                 $ 518,427            $ 517,813
                                                                      =========            =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  17,009            $  17,484
   Accrued self insurance                                                21,004               21,406
   Other current liabilities                                             26,769               31,026
                                                                      ---------            ---------
         Total current liabilities                                       64,782               69,916

Long term liabilities, principally deferred compensation obligations     24,444               24,290
Deferred rent obligations                                                10,300               11,266
                                                                      ---------            ---------
         Total liabilities                                               99,526              105,472

Stockholders' equity:
   Preferred stock                                                         --                   --
   Common stock                                                             212                  207
   Additional paid-in capital                                           149,488              143,797
   Retained earnings                                                    272,864              272,000
   Common stock held by Trust                                            (3,663)              (3,663)
                                                                      ---------            ---------
         Total stockholders' equity                                     418,901              412,341
                                                                      ---------            ---------
         Total liabilities and stockholders' equity                   $ 518,427            $ 517,813
                                                                      =========            =========

                                         See accompanying notes.

                                   LONE STAR STEAKHOUSE & SALOON, INC.
                               Condensed Consolidated Statements of Income
                               (In thousands, except for per share amounts)
                                               (Unaudited)

                                                                         For the twelve weeks ended
                                                                         --------------------------
                                                                   June 13, 2006           June 14, 2005
                                                                   -------------           -------------

Net sales                                                            $ 147,367               $ 144,607
Costs and expenses:
   Costs of sales                                                       52,552                  51,589
   Restaurant operating expenses                                        75,238                  68,137
   Depreciation and amortization                                         4,504                   4,093
                                                                     ---------               ---------
Restaurant costs and expenses                                          132,294                 123,819
General and administrative expenses                                      9,571                  11,833
                                                                     ---------               ---------
Income from operations                                                   5,502                   8,955
Other income, net                                                          674                      55
                                                                     ---------               ---------
Income from continuing operations before income taxes                    6,176                   9,010
Provision for income taxes                                               1,721                   3,070
                                                                     ---------               ---------
Income from continuing operations                                        4,455                   5,940
Discontinued operations:
   Income (loss) from operations before income tax                         474                    (936)
   Income tax benefit (provision)                                         (134)                    253
                                                                     ---------               ---------
   Income (loss) from discontinued operations                              340                    (683)
                                                                     ---------               ---------
Net income                                                           $   4,795               $   5,257
                                                                     =========               =========
Basic earnings (loss) per share:
   Continuing operations                                             $    0.21               $    0.29
   Discontinued operations                                                0.02                   (0.03)
                                                                     ---------               ---------
   Basic earnings per share                                          $    0.23               $    0.26
                                                                     =========               =========
Diluted earnings (loss) per share:
   Continuing operations                                             $    0.18               $    0.27
   Discontinued operations                                                0.02                   (0.03)
                                                                     ---------               ---------
   Diluted earnings per share                                        $    0.20               $    0.24
                                                                     =========               =========

Dividends per share                                                  $   0.205               $   0.195
                                                                     =========               =========

                                         See accompanying notes.

                                   LONE STAR STEAKHOUSE & SALOON, INC.
                               Condensed Consolidated Statements of Income
                               (In thousands, except for per share amounts)
                                               (Unaudited)

                                                                       For the twenty-four weeks ended
                                                                       -------------------------------
                                                                     June 13, 2006         June 14, 2005
                                                                     -------------         -------------

Net sales                                                              $ 308,148             $ 299,864
Costs and expenses:
   Costs of sales                                                        111,223               104,161
   Restaurant operating expenses                                         151,432               138,091
   Depreciation and amortization                                           8,709                 8,140
                                                                       ---------             ---------
Restaurant costs and expenses                                            271,364               250,392
General and administrative expenses                                       22,995                23,979
                                                                       ---------             ---------
Income from operations                                                    13,789                25,493
Other income, net                                                            937                   211
                                                                       ---------             ---------
Income from continuing operations before income taxes                     14,726                25,704
Provision for income taxes                                                 4,564                 8,612
                                                                       ---------             ---------
Income from continuing operations                                         10,162                17,092
Discontinued operations:
   Loss from operations before income tax                                 (2,600)               (1,249)
   Income tax benefit                                                      1,019                   322
                                                                       ---------             ---------
   Loss from discontinued operations                                      (1,581)                 (927)
                                                                       ---------             ---------
Income before cumulative effect of accounting change                       8,581                16,165
Cumulative effect of accounting change, net of tax                           601                  --
                                                                       ---------             ---------
Net Income                                                             $   9,182             $  16,165
                                                                       =========             =========
Basic earnings (loss) per share:
   Continuing operations                                               $    0.49             $    0.84
   Discontinued operations                                                 (0.08)                (0.04)
   Cumulative effect of accounting change                                   0.03                  --
                                                                       ---------             ---------
   Basic earnings per share                                            $    0.44             $    0.80
                                                                       =========             =========
Diluted earnings (loss) per share:
   Continuing operations                                               $    0.46             $    0.77
   Discontinued operations                                                 (0.08)                (0.04)
   Cumulative effect of accounting change                                   0.03                  --
                                                                       ---------             ---------
   Diluted earnings per share                                          $    0.41             $    0.73
                                                                       =========             =========

Dividends per share                                                    $    0.40             $    0.37
                                                                       =========             =========

                                         See accompanying notes.

                                   LONE STAR STEAKHOUSE & SALOON, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                                      For the twenty-four weeks ended
                                                                      -------------------------------
                                                                     June 13, 2006        June 14, 2005
                                                                     -------------        -------------
Cash flows from operating activities:
   Net income                                                          $  9,182             $ 16,165
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                      10,204                9,505
      Non-cash stock compensation expense                                 1,346                1,642
      Loss (gain) on sale of assets                                          (8)                 179
      Cumulative effect of accounting change                               (619)                --
      Deferred income taxes                                               3,563                 (858)
      Loss from discontinued operations                                   1,581                  927
      Tax benefits from stock option exercises                             (793)                 940
      Net change in operating assets and liabilities:
         Change in operating assets                                       1,116                1,949
         Change in operating liabilities                                 (3,892)              (4,551)
                                                                       --------             --------
Net cash provided by operating activities of continuing operations       21,680               25,898
Cash flows from investing activities:
   Acquisitions, net of cash acquired                                      --                 (1,200)
   Sales (purchases) of short-term investments                           12,179              (21,111)
   Purchases of property and equipment                                  (25,879)             (17,847)
   Proceeds from sale of assets                                              36                  113
   Other                                                                   (406)                 278
                                                                       --------             --------
Net cash used in investing activities of continuing operations          (14,070)             (39,767)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                             4,465                1,629
   Tax benefits from stock option exercises                                 793                 --
   Cash dividends                                                        (8,318)              (7,575)
                                                                       --------             --------
Net cash used in financing activities of continuing operations           (3,060)              (5,946)
Cash flow of discontinued operations:
   Operating cash flows                                                  (1,597)                (227)
   Investing cash flows                                                   3,797                  449
                                                                       --------             --------
      Total                                                               2,200                  222
                                                                       --------             --------
Net increase (decrease) in cash and cash equivalents                      6,750              (19,593)
Cash and cash equivalents at beginning of period                         18,390               38,515
                                                                       --------             --------
Cash and cash equivalents at end of period                             $ 25,140             $ 18,922
                                                                       ========             ========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                          $  2,927             $  9,447
                                                                       ========             ========

                                         See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.  Accordingly,  they do not include all the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management, all adjustments,  consisting of normal,  recurring  accruals,  which Lone Star Steakhouse & Saloon, Inc. (the
"Company") considers necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The results  for the  twenty-four  weeks  ended  June 13,  2006 are not  necessarily indicative  of the results to be expected for the full year ending  December 26,
2006. This quarterly  report on Form 10-Q should be read in conjunction with the
Company's audited consolidated financial statements in its annual report on Form
10-K for the year ended December 27, 2005.

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
The effect of shares  issuable to settle the deferred  compensation  liabilities are  included  for the twelve  weeks ended June 13, 2006 and  excluded  from all other periods as their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

                                                For the twelve weeks ended     For the twenty-four weeks ended
                                                --------------------------     -------------------------------
                                              June 13, 2006    June 14, 2005    June 13, 2006    June 14, 2005
                                              -------------    -------------    -------------    -------------

Basic earnings per share computation:
Numerator:
Income from continuing operations                $  4,455         $  5,940         $ 10,162        $ 17,092
Discontinued operations, net of
  income tax                                          340             (683)          (1,581)           (927)
Cumulative effect of accounting change               --               --                601            --
                                                 --------         --------         --------        --------
Net Income                                       $  4,795         $  5,257         $  9,182        $ 16,165
                                                 ========         ========         ========        ========

Denominator:
  Weighted average number of shares
    outstanding                                    20,818           20,370           20,735          20,333
                                                 ========         ========         ========        ========

Basic earnings per share:
  Continuing operations                          $   0.21         $   0.29         $   0.49        $   0.84
  Discontinued operations                            0.02            (0.03)           (0.08)          (0.04)
  Cumulative effect of accounting
    change                                           --               --               0.03            --
                                                 --------         --------         --------        --------
Basic earnings per share                         $   0.23         $   0.26         $   0.44        $   0.80
                                                 ========         ========         ========        ========

Diluted earnings per share computation:
Numerator:
Income from continuing operations                $  4,455         $  5,940         $ 10,162        $ 17,092

Adjustment for assumed settlement of
  deferred compensation liabilities                  (308)            --               --              --
                                                 --------         --------         --------        --------
Diluted income from continuing
  operations                                        4,147            5,940           10,162          17,092
Discontinued operations, net of
  income tax                                          340             (683)          (1,581)           (927)
  Cumulative effect of accounting
    change                                           --               --                601            --
                                                 --------         --------         --------        --------
Diluted net income                               $  4,487         $  5,257         $  9,182        $ 16,165
                                                 ========         ========         ========        ========

Denominator:
  Weighted average number of shares
    outstanding                                    20,818           20,370           20,735          20,333
  Effect of dilutive employee stock
    options                                         1,486            1,885            1,534           1,901
  Effect of shares issuable to settle
    deferred compensation liabilities                 177             --               --              --
                                                 --------         --------         --------        --------
                                                   22,481           22,255           22,269          22,234
                                                 ========         ========         ========        ========

Diluted earnings per share:
  Continuing operations                          $   0.18         $   0.27         $   0.46        $   0.77
  Discontinued operations                            0.02            (0.03)           (0.08)          (0.04)
  Cumulative effect of accounting
    change                                           --               --               0.03            --
                                                 --------         --------         --------        --------
Diluted earnings per share                       $   0.20         $   0.24         $   0.41        $   0.73
                                                 ========         ========         ========        ========

4.   STOCK-BASED COMPENSATION

     In December 2004, the  stockholders of the Company  approved the 2004 Stock
Option Plan (the "2004  Plan").  The 2004 Plan  provides for grants of incentive and  nonqualified  stock  options  to  employees,  directors,  consultants,  and advisors. A total of 3,000,000 shares are available for issuance pursuant to the
2004 Plan, of which 500,000 are available for nonemployee directors. The maximum number of shares that may be granted under the 2004 Plan to any individual shall not exceed 600,000.  Options granted under the 2004 Plan have ten-year terms and generally  vest equally over a four-year  period  commencing  one year after the date of grant.

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
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  condensed  consolidated balance sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred  compensation  obligations.  At June 13,  2006,  the Trust held 177,145 shares of the  Company's  common stock.  Included in general and  administrative expenses was non-cash stock compensation expense for the twelve weeks ended June
13, 2006 and June 14, 2005 which was a (credit) and a charge of $(492) and $450, respectively,  relating  to the  changes in market  price for such  shares.  The charge for the twenty-four  weeks ended June 13, 2006 and June 14, 2005 was $289 and $654, respectively.

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

     In December 2004, the FASB issued SFAS No. 123(R),  "SHARE-BASED  PAYMENT,"
(SFAS 123R)  which is a revision of FASB  Statement  No.  123. As  required,  we adopted the  provisions of SFAS 123(R)  effective at the beginning of our fiscal year 2006, using the modified-prospective method. Upon adoption of SFAS 123R, we elected to continue  using the  Black-Scholes  option-pricing  model.  If we had adopted  SFAS 123R in prior  years,  the  impact on our 2005 net  income of that standard  would have been a credit to income of $601, net of tax. This amount is reflected in the  accompanying  statement  of income as a  cumulative  effect of change in  accounting as required by the new standard.  This  cumulative  effect resulted  from the Company  not  estimating  forfeitures  as required by the new standard but  recording  these  forfeitures  at actual  amounts as they occurred which was allowed  under SFAS No. 123. SFAS 123(R) also requires the benefits of tax  deductions  in excess of recognized  compensation  cost to be reported as a financing cash flow,  rather than as an operating cash flow as required prior to the adoption of SFAS  123(R).  For the 24-week  period ended June 13, 2006,  the
$793 excess tax benefit  classified  as a financing  cash inflow would have been classified  as an  operating  cash inflow if the  Company  had not adopted  SFAS
123(R).  Operating income and cash flow operating results for 2005 have not been restated for the adoption of SFAS 123(R).

     During the  twenty-four  weeks  ended June 13, 2006 and June 14,  2005,  we recorded  $1,346 and $1,642  respectively,  in  aggregate  stock-based  employee compensation  expense  which  includes  amounts  attributable  to noncash  stock compensation  arising  from the  common  shares  held by the Trust as  described above. This compensation  expense is included in the general and  administration expenses in the accompanying  statements of income.  At June 13, 2006, there was
$5,815 of unrecognized  compensation cost related to nonvested option awards, of which the Company  expects to  recognize  over the  remaining  weighted  average vesting period of 2.7 years.

     During the twenty-four weeks ended June 13, 2006 and June 14, 2005, a total of 527 and 165 options were exercised,  respectively.  The total intrinsic value of the options  exercised  during the twenty-four  weeks ended June 13, 2006 and
June 14,  2005 was $9,519  and  $3,219,  respectively.  Cash  received  upon the exercise of these stock  options  was $4,465 and $1,629  during the  twenty-four weeks  ended June 13,  2006 and June 14,  2005,  and the  related  tax  benefits realized were $3,570 and $1,207 during the corresponding periods.

     The weighted average fair value per option at the date of grant for options granted in the twenty-four weeks ended June 13, 2006 and June 14, 2005 was $5.76 and $7.05, respectively,  as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               For the twenty-four weeks ended
                                             June 13, 2006         June 14, 2005
                                             -------------         -------------
          Risk-free interest rate                4.50%                 3.99%
          Expected dividend yield                2.60%                 2.50%
          Expected volatility                     .28                    .30
          Expected term (in years)               4.96                   5.00

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

     Information  pertaining to option activity for the twenty-four  weeks ended
June 13, 2006 is as follows (number of options and aggregate  intrinsic value in thousands):

                                                        Weighted
                                          Number         Average        Aggregate
                                            of        Exercise Price    Intrinsic
                                         Options        Per Option        Value
                                         -------      --------------    ---------
Outstanding-beginning of year             4,429         $  16.61
Granted                                     167         $  23.43
Exercised                                  (527)        $   8.47
Cancelled                                  (254)        $  27.47
                                         ------         --------        --------
Outstanding at June 13, 2006              3,815         $  17.31        $32,526*
                                         ======         ========        ========
Vested or expected to vest at
  June 13, 2006                           3,628         $  20.34        $32,473*
                                         ======         ========        ========
Exercisable at June 13, 2006              2,650         $  13.07        $32,243*
                                         ======         ========        ========

* The intrinsic  value of a stock option is the amount by which the market value of the underlying  stock exceeds the exercise price of the option.  The market value of our stock was $24.93 per share at June 13, 2006.

A summary of the status of the Company's  nonvested  shares as of June 13, 2006, and changes during the twenty-four weeks ended June 13, 2006, is presented below
(number of options in thousands):

                                                                     Weighted
                                                                      Average
                                              Number of              Grant-Date
Nonvested Options                              Options               Fair Value
-----------------                             ---------              ----------

Nonvested at December 27, 2005                  1,511                 $  6.81
Granted                                           167                 $  5.76
Vested                                           (263)                $  6.90
Forfeited                                        (250)                $  6.65
                                                -----

Nonvested at June 13, 2006                      1,165                 $  6.68
                                                =====                 =======

     For  options  outstanding  as of June 13,  2006,  the  number  of  options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                                    Options Outstanding
------------------------------------------------------------------------------------------
                                     Number               Weighted            Weighted
                                 Outstanding At            Average             Average
                                    June 13,              Exercise            Remaining
Range of Prices                       2006                  Price           Contract Life
------------------------------------------------------------------------------------------
                                 (In Thousands)
$ 7.43 to $ 9.00                       969                 $ 8.58            1.98 years
$12.47 to $18.81                     1,375                 $13.01            1.05 years
$22.25 to $31.24                     1,471                 $27.07            8.71 years

     The  number  of  shares  and  weighted-average  exercise  price of  options exercisable at June 13, 2006, are as follows:

                                    Options Exercisable
------------------------------------------------------------------------------------------
                                                          Number              Weighted
                                                       Exercisable At          Average
                                                         June 13,             Exercise
  Range of Prices                                          2006                 Price
------------------------------------------------------------------------------------------
                                                       (In Thousands)
$ 7.43 to $ 9.00                                            969               $  8.58
$12.47 to $18.81                                          1,375               $ 13.01
$22.25 to $31.24                                            306               $ 27.51

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
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the  Company  may elect to pay  interest  at the higher of  SunTrust
Bank's  published  prime rate or the  Federal  Funds Rate plus  one-half  of one percent (0.50%);  or the LIBOR rate plus one and one-half  percent (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily unused amount of the credit facility. At June 13, 2006 and at December
27, 2005, there were no borrowings outstanding under the credit facility.

     The Company also has entered into a $5,000  revolving  term loan  agreement with a bank,  under which no borrowings  were  outstanding  at June 13, 2006 and
December 27, 2005. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

6.   COMMON STOCK TRANSACTIONS

     The Board of  Directors  has from time to time  authorized  the  Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the twenty-four weeks ended June 13, 2006 or during the twenty-four weeks ended June 14,  2005.  The Company is  accounting  for any  purchases  using the constructive  retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock account and the excess of cost over par value is charged to paid-in capital.  At June 13, 2006, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

7.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     During  the  first   quarter  of  fiscal  2006,   the  Company   closed  30
underperforming  Lone Star  Steakhouse & Saloon  ("Lone Star")  restaurants.  In addition,  during the second  quarter of fiscal  2006,  the Company  permanently closed  its three New  Orleans  restaurants.  The  group of  restaurants  closed consisted of 16 owned locations and 17 leased locations. The restaurant closings were the result of  management's  analysis of not only the  performance of these restaurants, but also the related return on investment targets, the geographical location of these  restaurants  as compared to other  Company  owned  restaurant locations and the impact of demographic changes in the local markets surrounding these restaurant  locations.  As of June 13, 2006, the Company has completed the sale  of two of the  owned  restaurants.  All  of  the  remaining  closed  owned locations  are currently  held for sale.  The Company is seeking to minimize its
losses  for  all  closed  leased  locations   through  either  negotiated  lease
termination  arrangements  with the landlords or the sublease of the  restaurant location.  In connection with the restaurant  closings,  the Company  incurred a pretax  loss of  $1,260  including  impairment  losses of  approximately  $2,468 related  to  assets  abandoned  or to be sold  offset  by a credit  of $1,208 to reflect the estimated  fair value of the remaining  lease  liabilities  less the recognition  of the remaining  deferred rent  obligations  related to the leased locations.  All of the losses incurred are included in discontinued  operations.
The Company will account for its  remaining  exit costs in  accordance  with the provisions of SFAS No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL
ACTIVITIES,  which requires that such costs be expensed in the period such costs are  incurred.  The  Company  believes  that such  additional  costs will not be significant.  At June 13, 2006 and  December 27,  2005,  the Company  classified
$21,335 and $22,614,  respectively,  of net property and  equipment,  consisting primarily  of real  estate,  as "Assets Held for Sale" which are recorded at the lower of cost or fair value less estimated selling costs.

     The Company  accounts for its closed  restaurants  in  accordance  with the
Provisions  of SFAS No.  144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR  DISPOSAL  OF
LONG-LIVED ASSETS.  Therefore, when a restaurant is closed and the restaurant is either held for sale or abandoned,  the  restaurant's  operations are eliminated from ongoing operations. Accordingly, the operations of such restaurants, net of applicable  income taxes,  are presented as  discontinued  operations  and prior period consolidated  financial statements are reclassified.  The twelve week and twenty-four  week periods for fiscal 2006  include  gains from sale of assets of
$1,475.  The table below  reflects as  discontinued  operations  the  applicable operations of the Company's closed  restaurants which meet the criteria for such presentation.

                                           For the twelve weeks              For the twenty-four
                                           --------------------              -------------------
                                                  ended                          weeks ended
                                                  -----                          -----------
                                           June 13,        June 14,         June 13,        June 14,
                                             2006           2005              2006            2005
                                             ----           ----              ----            ----

Income (loss) from operations              $   474         $  (936)         $(2,600)        $(1,249)
Income tax benefit (provision)                (134)            253            1,019             322
                                           -------         -------          -------         -------
Net income (loss) from discontinued
 operations                                $   340         $  (683)         $(1,581)        $  (927)
                                           =======         =======          =======         =======

Net sales from discontinued operations     $    --         $ 8,974          $ 6,941         $19,071
                                           =======         =======          =======         =======
8.   INCOME TAX

     The  effective  income tax rate from  continuing  operations  was 27.9% and
34.1% for the twelve weeks ended June 13, 2006 and June 14, 2005,  respectively, and 31.0% and 33.5% for the  twenty-four  weeks ended June 13, 2006 and June 14,
2005, respectively. The factors which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA
Tip and other credits, certain non taxable income,  non-deductible expenses, and the tax effect of incentive  stock options.  There is generally no tax impact to the Company associated with incentive stock options and the related compensation associated with such options in the income statement.  However, tax benefits may arise  related  to the  incentive  stock  options  at the time the  options  are exercised  to the  extent  that the  exercise  is  followed  by a  disqualifying disposition  of the shares by the  optionee.  The decrease in the  effective tax rate for fiscal 2006  reflects  the impact of FICA Tip and other  credits on the lower pre-tax income and an increase in non-taxable  interest  income for fiscal
2006 compared with 2005.

9.   DIVIDEND DECLARED

     On June 14, 2006, the Board of Directors  declared the Company's  quarterly cash dividend of $.205 per share payable July 10, 2006 to shareholders of record on June 26, 2006.

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

     The Company opened four restaurants in the twenty-four weeks ended June 13,
2006 and one restaurant during the twenty-four weeks ended June 14, 2005.

     The  Company  has plans to open an  additional  16 Lone Star  Steakhouse  &
Saloon ("Lone Star")  restaurants  throughout  the reminder of 2006 or 2007. The
Company also plans to open five Texas Land & Cattle restaurants, four Sullivan's
Steakhouse restaurants and two Del Frisco's Double Eagle Steak House restaurants during the remainder of 2006 or early 2007. This time frame is predicated by our experience that, assuming the Company can obtain certain governmental  approvals and licenses,  such as liquor  licenses,  it generally takes from 9 to 12 months after  the  signing  of a  lease  or  the  closing  of a  purchase  to  complete construction and open a new restaurant.

     There were 221  operating  domestic  Lone Star  restaurants  as of June 13,
2006. In addition, a licensee operates four Lone Star restaurants in California.

     As of June 13, 2006,  the Company  operates five Del Frisco's  Double Eagle restaurants.  In addition, a licensee operates one Del Frisco's restaurant.  The
Company also operates 15 Sullivan's  Steakhouse  restaurants,  20 Texas Land and
Cattle Steak House(R) restaurants and one Frankie's Italian Grille restaurant.

     Internationally,  licensees  operate  12  Lone  Star  Steakhouse  &  Saloon restaurants in Australia and one in Guam.

     During the  twenty-four  weeks ended June 13, 2006,  the Company  closed 33 underperforming  Lone  Star  restaurants,  including  three  restaurants  in New
Orleans  previously  closed due to Hurricane  Katrina.  In the second quarter of fiscal  2006,  the  Company  decided to sell the New  Orleans  restaurants.  The restaurants  closed  were the result of  management's  analysis  of not only the performance  of these  restaurants,  but also the related  return on  investment targets,  the  geographical  location of these  restaurants as compared to other
Company owned restaurant  locations and the impact of demographic changes in the local markets surrounding these restaurant locations. All of the owned locations are currently  held for sale.  The Company is seeking to minimize its losses for all leased locations through either  negotiated lease  termination  arrangements with the landlords or is seeking to sublease the restaurant locations.  See Note
7 to the condensed consolidated financial statements for additional information.

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

                                                                 Twelve Weeks Ended (1)           Twenty-four Weeks Ended
                                                                 ----------------------           -----------------------
                                                           June 13, 2006     June 14, 2005      June 13, 2006      June 14, 2005
                                                           -------------     -------------      -------------      -------------

STATEMENT OF OPERATIONS DATA:
     Net sales................................................ 100.0%            100.0%           100.0%            100.0%
     Costs and expenses:
         Costs of sales.......................................  35.7              35.7             36.1              34.7
         Restaurant operating expenses........................  51.0              47.1             49.1              46.1
         Depreciation and amortization........................   3.1               2.8              2.8               2.7
                                                                ----              ----             ----              ----

              Restaurant costs and expenses...................  89.8              85.6             88.0              83.5

     General and administrative expenses......................   6.5               8.2              7.5               8.0
                                                                ----              ----             ----              ----

     Income from operations...................................   3.7               6.2              4.5               8.5
     Other income, net........................................   0.5                --              0.3               0.1
                                                                ----              ----             ----              ----

     Income from continuing operations before income taxes....   4.2               6.2              4.8               8.6
     Provision for income taxes...............................   1.2               2.1              1.5               2.9
                                                                ----              ----             ----              ----

     Income from continuing operations........................   3.0               4.1              3.3               5.7
     Income (loss) from discontinued operations, net of
      applicable income taxes.................................   0.3              (0.5)            (0.5)             (0.3)
     Cumulative effect of accounting change, net of tax.......    --                --              0.2               --
                                                                ----              ----             ----              ----

     Net income...............................................   3.3%              3.6%             3.0%              5.4%
                                                                ====              ====             ====              ====

(1)  The Company  operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal  quarters for the Company consist of accounting  periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

  TWELVE WEEKS ENDED JUNE 13, 2006 COMPARED TO TWELVE WEEKS ENDED JUNE 14, 2005
                    (In thousands, except per share amounts)

     Net sales  increased  $2,760 or 1.9% to $147,367 for the twelve weeks ended
June 13,  2006,  compared to $144,607  for the twelve weeks ended June 14, 2005.
The increase in sales is due primarily to the opening of new  restaurants  since
June 14, 2005. The Company's  blended same store sales,  representing net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the  current  and  comparable  prior year period  decreased  .3%.  The
Company's average check decreased 3.1% and guest counts increased 2.8%.

     Costs of sales, primarily food and beverages,  as a percentage of net sales was 35.7% for both twelve week periods.  Beef costs decreased slightly,  but the decrease was offset by increased costs in produce.

     Restaurant  operating  expenses  for the twelve  weeks  ended June 13, 2006 increased  $7,101 to $75,238  compared  to $68,137 in the prior year  period and increased  as a  percentage  of net  sales  to 51.0%  from  47.1%.  Labor  costs increased  .6% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs increased 2.1% as the result of increased media print  costs  related to direct  marketing  and costs  related to the  Company's sponsorship  of a  NASCAR  car  beginning  in  2006.  Utility  costs,  primarily electricity, increased .2%. Preopening costs increased by .5%.

     Depreciation  and  amortization  increased  $411 for the twelve weeks ended
June 13, 2006  compared  with the prior  period.  The  increase is  attributable primarily to the depreciation related to the new stores opened by the Company.

     General and  administrative  expenses decreased $2,262 for the twelve weeks ended June 13, 2006  compared to the prior  period.  General and  administrative expense  reflects  a  decrease  in  bonus  compensation  expense.  Additionally, non-cash stock compensation expense for the twelve weeks ended June 13, 2006 was
$135 compared to $949 for the prior year period. The change primarily relates to a credit of ($493) in the 2006 period  compared to a charge of $450 in the prior period  relating to the accounting  for certain  shares of the Company's  common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement (see
Note 4 to condensed financial statements).

     Other  income,  net for the  twelve  weeks  ended  June  13,  2006 was $674 compared to $55 for the prior year. The increase for 2006 primarily  reflects an increase in interest income and foreign exchange gains compared to 2005.

     The  effective  income tax rate from  continuing  operations  was 27.9% and
34.1% for the twelve weeks ended June 13, 2006 and June 14, 2005,  respectively.
The  factors  which  cause the  effective  tax  rates to vary  from the  federal statutory  rate of 35% include  state income  taxes,  the impact of FICA Tip and other credits,  certain non-taxable income,  non-deductible expenses and the tax effect of  incentive  stock  options.  There is  generally  no tax impact to the
Company  associated  with incentive  stock options and the related  compensation associated with such options in the income statement.  However, tax benefits may arise at the  time  incentive  options  are  exercised  to the  extent  that the exercise  is  followed  by a  disqualifying  disposition  of the  shares  by the optionee.  The decrease in the  effective  tax rate for fiscal 2006 reflects the impact of FICA Tip and other credits on the lower pre-tax income and an increase in non-taxable interest income for fiscal 2006 compared with 2005.

     Discontinued  operations  reflect  the  operations  of  the  33  Lone  Star restaurants closed during the twenty-four weeks ended June 13, 2006 and two Lone
Star  restaurants  closed in fiscal  2005 which are  required  to be reported as discontinued  operations  pursuant to SFAS No. 144 (see Note 7 to the  condensed consolidated  statements).  The twelve weeks ended June 13, 2006 includes  gains from sale of assets of $1,475.

LONE STAR STEAKHOUSE & SALOON, INC.

 TWENTY-FOUR WEEKS ENDED JUNE 13, 2006 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 14, 2005
                    (In thousands, except per share amounts)

     Net sales increased  $8,284 or 2.8% to $308,148 for the  twenty-four  weeks ended June 13, 2006,  compared to $299,864 for the twenty-four  weeks ended June
14,  2005.  The  increase  in  sales  is due  primarily  to the  opening  of new restaurants  since June 14,  2005.  The  Company's  blended  same  store  sales, representing net sales, by store, for all the Company owned restaurant  concepts opened for more than 18 months in the current and  comparable  prior year period increased  .9%. The  Company's  average  check  decreased  1.0% and guest counts increased 2.0%.

     Costs of sales, primarily food and beverages,  increased as a percentage of net sales to 36.1%  from 34.7% due  primarily  to  increased  costs for beef and produce items.

     Restaurant operating expenses for the twenty-four weeks ended June 13, 2006 increased  $13,341 to $151,432 compared to $138,091 in the prior year period and increased  as a  percentage  of net  sales  to 49.1%  from  46.1%.  Labor  costs increased  .7% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs increased 1.4% as the result of increased media print  costs  related to direct  marketing  and costs  related to the  Company's sponsorship  of a NASCAR  car  beginning  in 2006.  Utility  costs,  for gas and electricity, increased .5% and preopening costs increased by .3%.

     Depreciation  and  amortization  increased $569 for the  twenty-four  weeks ended June 13, 2006 compared with the prior period. The increase is attributable primarily to the depreciation related to the new stores opened by the Company.

     General and  administrative  expenses  decreased  $984 for the  twenty-four
weeks  ended  June  13,  2006  compared  to  the  prior   period.   General  and
administrative  expense  reflects a decrease in bonus  compensation  expense and
travel  expenses   offset  in  part  by  an  increase  in   professional   fees.
Additionally,  non-cash stock  compensation  expense for the  twenty-four  weeks ended June 13, 2006 was $1,346 compared to $1,642 for the prior year period. The change primarily relates to a charge of $289 in the 2006 period compared to $654 in the  prior  period  relating  to the  accounting  for  certain  shares of the
Company's common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement (see Note 4 to Condensed Financial Statements).

     Other income,  net for the  twenty-four  weeks ended June 13, 2006 was $937 compared to $211 for the prior year. The increase for 2006 primarily reflects an increase in interest income and foreign exchange gains as compared to 2005.

     The  effective  income tax rate from  continuing  operations  was 31.0% and
33.5%  for the  twenty-four  weeks  ended  June 13,  2006  and  June  14,  2005, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain non-taxable income,  non-deductible expenses and the tax effect of incentive  stock options.  There is generally no tax impact to the
Company  associated  with incentive  stock options and the related  compensation associated with such options in the income statement.  However, tax benefits may arise at the  time  incentive  options  are  exercised  to the  extent  that the exercise  is  followed  by a  disqualifying  disposition  of the  shares  by the optionee.  The decrease in the  effective  tax rate for fiscal 2006 reflects the impact of FICA Tip and other credits on the lower pre-tax income and an increase in non-taxable interest income for fiscal 2006 compared with 2005.

     Discontinued  operations  reflect  the  operations  of  the  33  Lone  Star restaurants closed during the twenty-four weeks ended June 13, 2006 and two Lone
Star  restaurants  closed in fiscal  2005 which are  required  to be reported as discontinued  operations  pursuant to SFAS No. 144 (see Note 7 to the  condensed consolidated  statements).  The  twenty-four  weeks ended June 13, 2006 includes gains from sale of assets of $1,475.

     The cumulative effect of the accounting change reflects the adoption of the provisions  of SFAS  123R.  The  Company  adopted  the  provisions  of SFAS 123R effective at the beginning of fiscal 2006. The  cumulative  effect of the change in accounting resulted in a one time credit of $601, net of income tax (see Note
4 to the condensed consolidated financial statements)

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

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     The following table presents a summary of the Company's cash flows for each of the twenty-four week periods ended June 13, 2006 and June 14, 2005:

                                                                                Twenty-four weeks ended
                                                                                -----------------------
                                                                          June 13, 2006        June 14, 2005
                                                                          -------------        -------------

Net cash provided by operating activities.........................         $    21,680          $    25,898
Net cash used in investing activities.............................             (14,070)             (39,767)
Net cash used in financing activities.............................              (3,060)              (5,946)
Net cash provided by discontinued operations......................               2,200                  222
                                                                           -----------          -----------
Net increase (decrease) in cash and cash equivalents..............         $     6,750          $   (19,593)
                                                                           ===========          ===========

     The  decrease  in  net  cash  provided  by  operating  activities  for  the twenty-four  week period ended June 13, 2006 compared to the prior period is due primarily to a decrease in net income  during  fiscal 2006 as compared to fiscal
2005 which is offset in part by a decrease in deferred tax assets.

     Net  cash  used in  investing  activities  decreased  primarily  due to the
Company selling $12,179 of its investments in short-term  securities  during the twenty-four  weeks ended June 13, 2006 as compared to  investment  purchases  of
$21,111 in the comparable  period of 2005. This decrease was partially offset by increases in property  and  equipment  additions.  During the  twenty-four  week period ended June 13, 2006,  the Company's  investment in property and equipment was $25,879 compared to $17,847 for the same period in 2005.

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

     The Company has opened four Lone Star  restaurants  during the  twenty-four weeks ended June 13, 2006.  The Company has plans to open an  additional 16 Lone
Star  restaurants  throughout the remainder of fiscal 2006 or 2007. In addition, the  Company  has  plans to open  five  Texas  Land & Cattle  restaurants,  four
Sullivan's Steakhouse restaurants and two Del Frisco's Double Eagle Steak

House restaurants  during the remainder of fiscal 2006 or early 2007. During the twenty-four  weeks ended June 13, 2006,  the Company  closed 33  underperforming
Lone Star restaurants.

     The Company anticipates the remaining aggregate costs to complete the store development  currently  in process or planned will range from $55,000 to $75,000 relating primarily to construction and equipment costs for new restaurants,  the acquisition  of  additional  restaurant  sites and the  installation  of the new web-based POS system in its existing stores.

     During the  twenty-four  week  period  ended  June 13,  2006,  the  Company received  net  proceeds  of $4,465 from the  issuance  of 527,038  shares of its common stock due to the exercise of stock options compared to proceeds of $1,629 from the issuance of 164,083 shares in the comparable period of 2005.

     The Company's  Board of Directors has  authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's common stock. During the twenty-four weeks ended June 13, 2006 and
June 14, 2005,  the Company made no purchases of its common  stock.  At June 13,
2006,  the  Company  may  purchase up to  2,026,190  shares of its common  stock pursuant to its current authorization by the Board of Directors.

     The Company has paid quarterly cash dividends on its common stock since the second  quarter of fiscal  2000.  In January  2006,  the Company  increased  its quarterly  cash  dividend  from  $.195 to $.205  per share  commencing  with the dividend payment to be paid April 10, 2006.  During the twenty-four  weeks ended
June 13,  2006,  the  Company  paid  dividends  of  $8,318  or $.40 per share as compared to $7,575 or $.37 per share in the same period in 2005.

     At June 13, 2006, the Company had $58,173 in cash and cash  equivalents and short term  investments.  As described in Note 5 to the  condensed  consolidated financial  statements  in the Form 10-Q,  the  Company has  unsecured  revolving credit  facilities  that may permit  borrowings of up to $55,000 which expire in
October 2007. At June 13, 2006, the Company had no outstanding borrowings.

     The Company from time to time may utilize derivative financial  instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the twenty-four  weeks ended June 13, 2006,  the Company had no positions in futures contracts.

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

Commission  announced that the effective  date of SFAS 123R was postponed  until the first annual period  beginning after June 15, 2005. Prior to the adoption of
SFAS 123R, the Company  recognized the cost of its awards of equity  instruments granted in exchange for employee services received, based on the grant date fair value of those awards in accordance  Statement of Financial Accounting Standards
No. 123 in its financial statements.  The Company adopted the provisions of SFAS
123R effective December 28, 2005 using the modified prospective method. See Note
4 to condensed  consolidated  financial  statements for additional  information.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

               The Company's exposure to market risks was not significant during the twenty-four weeks ended June 13, 2006.

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

               As  of  June  13,  2006,  we  have  substantially  completed  the installation  of the  new  point  of  sale  (POS)  system  in the
               Company's Lone Star  Steakhouse  &  Saloon  Restaurants.  The
               installation  of the new system  required only minimal changes to our current  procedures  for control  over  financial  reporting.
               However,  the new system has been subjected to testing and, based on that testing,  appropriate  controls are functioning to ensure that  information  required to be  disclosed by us in the reports that  we file or  submit  under  the  Exchange  Act is  recorded, processed,  summarized  and  reported  within  the  time  periods specified in the Securities and Exchange  Commission's  rules and forms. We have not  experienced  any significant  difficulties in connection  with the  installation  or  operation  of the new POS system.

               No other changes in the Company's internal control over financial reporting  (as defined in Rule  13a-15(f)  of the  Exchange  Act)
               occurred during the period covered by this report that materially affected  or  is  reasonably  likely  to  materially  affect  the
               Company's internal control over financial reporting.

PART II.       OTHER INFORMATION

ITEM 1A.       RISK FACTORS

               There are no material changes to the Risk Factors included in the
               Company's  Form 10-K for the fiscal year ended December 27, 2005.
               The impact of the circumstances and events described in such Risk
               Factors  could  result  in  significant  adverse  effects  on our financial position, results of operations and cash flows.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               The Board of  Directors  on  November  17,  2004  authorized  the
               Company to  repurchase  up to 2,026,190  shares of the  Company's common stock.  The Company has not  repurchased any shares of its common stock through June 13, 2006.

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

                                              LONE STAR STEAKHOUSE & SALOON, INC.
                                              (Registrant)

                                              /s/ John D. White
Date: July 24, 2006                           ----------------------------------
                                              Chief Financial Officer