Form 10-Q
period 2006-09-05
LONE STAR STEAKHOUSE & SALOON INC
filed 2006-10-16
CIK 883670

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended                                         Commission file number
September 5, 2006                                                0-19907
-----------------                                                -------

                       LONE STAR STEAKHOUSE & SALOON, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             48-1109495
          --------                                             ----------
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
                                                              / / YES     /X/ NO

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at October 9, 2006
COMMON STOCK, $.01 PAR VALUE                            21,434,908 SHARES

                       LONE STAR STEAKHOUSE & SALOON, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS                                   2
     AT SEPTEMBER 5, 2006 AND DECEMBER 27, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                    3
     INCOME FOR THE TWELVE WEEKS ENDED
     SEPTEMBER 5, 2006 AND SEPTEMBER 6, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME                             4
     FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 2006 AND
     SEPTEMBER 6, 2005

     CONDENSED CONSOLIDATED STATEMENTS OF                                    5
     CASH FLOWS FOR THE THIRTY-SIX WEEKS ENDED
     SEPTEMBER 5, 2006 AND SEPTEMBER 6, 2005

     NOTES TO CONDENSED CONSOLIDATED                                         6
     FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION AND                                      14
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE                                     21
DISCLOSURES ABOUT MARKET RISKS

ITEM 4.    CONTROLS AND PROCEDURES                                          21

PART II.  OTHER INFORMATION
---------------------------
ITEMS 3 AND 4 HAVE BEEN OMITTED
SINCE THE ITEMS ARE EITHER INAPPLICABLE OR THE
ANSWER IS NEGATIVE

ITEM 1.  LEGAL PROCEEDINGS                                                  22
ITEM 1A. RISK FACTORS                                                       22
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        22
ITEM 5.  OTHER INFORMATION                                                  23
ITEM 6.  EXHIBITS                                                           23

                                    LONE STAR STEAKHOUSE & SALOON, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)
                                                (Unaudited)

                                                                    September 5, 2006     December 27, 2005
                                                                    -----------------     -----------------
                               ASSETS

Current assets:
   Cash and cash equivalents                                        $         22,364      $         18,390
   Short-term investments                                                     33,697                45,212
                                                                    ----------------      ----------------
                                                                              56,061                63,602
   Inventories                                                                11,163                12,859
   Prepaid insurance deposits                                                 14,416                16,346
   Assets held for sale                                                       15,483                22,614
   Other current assets                                                       17,656                17,764
                                                                    ----------------      ----------------
      Total current assets                                                   114,779               133,185

Property and equipment                                                       560,825               532,930
Less accumulated depreciation and amortization                              (222,647)             (214,416)
                                                                    ----------------      ----------------
                                                                             338,178               318,514

Other assets:
   Deferred income taxes                                                      24,696                24,013
   Intangible and other assets, net                                           42,268                42,101
                                                                    ----------------      ----------------
         Total assets                                               $        519,921      $        517,813
                                                                    ================      ================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $         21,663      $         17,484
   Accrued self insurance                                                     21,576                21,406
   Other current liabilities                                                  24,573                31,026
                                                                    ----------------      ----------------
         Total current liabilities                                            67,812                69,916

Long term liabilities, principally deferred compensation obligations          25,621                24,290
Deferred rent obligations                                                     10,618                11,266
                                                                    ----------------      ----------------
         Total liabilities                                                   104,051               105,472

Stockholders' equity:
   Preferred stock                                                              --                    --
   Common stock                                                                  213                   207
   Additional paid-in capital                                                150,600               143,797
   Retained earnings                                                         268,720               272,000
   Common stock held by Trust                                                 (3,663)               (3,663)
                                                                    ----------------      ----------------
         Total stockholders' equity                                          415,870               412,341
                                                                    ----------------      ----------------
         Total liabilities and stockholders' equity                 $        519,921      $        517,813
                                                                    ================      ================

                                          See accompanying notes.

                                    LONE STAR STEAKHOUSE & SALOON, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except for per share amounts)
                                                (Unaudited)

                                                                         For the twelve weeks ended
                                                                    ---------------------------------------
                                                                    September 5, 2006     September 6, 2005
                                                                    -----------------     -----------------

Net sales                                                           $        138,407      $        139,992
Costs and expenses:
   Costs of sales                                                             47,773                48,572
   Restaurant operating expenses                                              72,193                71,483
   Depreciation and amortization                                               4,676                 4,178
   Provision for impaired assets                                               1,823                  --
                                                                    ----------------      ----------------
Restaurant costs and expenses                                                126,465               124,233
General and administrative expenses                                           10,822                10,620
Hurricane disaster relief donation                                              --                   1,853
Provision for casualty losses                                                   --                     800
Merger expenses                                                                2,712                  --
                                                                    ----------------      ----------------
Income (loss) from operations                                                 (1,592)                2,486
Other income, net                                                              1,471                   584
                                                                    ----------------      ----------------
Income (loss) from continuing operations before income taxes                    (121)                3,070
Provision (benefit) for income taxes                                            (163)                  974
                                                                    ----------------      ----------------
Income from continuing operations                                                 42                 2,096
Discontinued operations:
   Income (loss) from operations before income tax                               242                (1,632)
   Income tax benefit (provision)                                                (70)                  500
                                                                    ----------------      ----------------
   Income (loss) from discontinued operations                                    172                (1,132)
                                                                    ----------------      ----------------
Net income                                                          $            214      $            964
                                                                    ================      ================
Basic earnings (loss) per share:
   Continuing operations                                            $           --        $           0.10
   Discontinued operations                                                      0.01                 (0.05)
                                                                    ----------------      ----------------
   Basic earnings per share                                         $           0.01      $           0.05
                                                                    ================      ================
Diluted earnings (loss) per share:
   Continuing operations                                            $           --        $           0.07
   Discontinued operations                                                      0.01                 (0.05)
                                                                    ----------------      ----------------
   Diluted earnings per share                                       $           0.01      $           0.02
                                                                    ================      ================

Dividends per share                                                 $          0.205      $          0.195
                                                                    ================      ================

                                          See accompanying notes.

                                    LONE STAR STEAKHOUSE & SALOON, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except for per share amounts)
                                                (Unaudited)

                                                                       For the thirty-six weeks ended
                                                                    ---------------------------------------
                                                                    September 5, 2006     September 6, 2005
                                                                    -----------------     -----------------

Net sales                                                           $        445,832      $        439,069
Costs and expenses:
   Costs of sales                                                            158,725               152,445
   Restaurant operating expenses                                             223,181               209,318
   Depreciation and amortization                                              13,368                12,311
   Provision for impaired assets                                               1,823                  --
                                                                    ----------------      ----------------
Restaurant costs and expenses                                                397,097               374,074
General and administrative expenses                                           33,817                34,599
Hurricane disaster relief donation                                              --                   1,853
Provision for casualty losses                                                   --                     800
Merger expenses                                                                2,712                  --
                                                                    ----------------      ----------------
Income from operations                                                        12,206                27,743
Other income, net                                                              2,408                   796
                                                                    ----------------      ----------------
Income from continuing operations before income taxes                         14,614                28,539
Provision for income taxes                                                     4,405                 9,515
                                                                    ----------------      ----------------
Income from continuing operations                                             10,209                19,024
Discontinued operations:
   Loss from operations before income tax                                     (2,367)               (2,646)
   Income tax benefit                                                            952                   751
                                                                    ----------------      ----------------
   Loss from discontinued operations                                          (1,415)               (1,895)
                                                                    ----------------      ----------------
Income before cumulative effect of accounting change                           8,794                17,129
Cumulative effect of accounting change, net of tax                               601                  --
                                                                    ----------------      ----------------
Net Income                                                          $          9,395      $         17,129
                                                                    ================      ================
Basic earnings (loss) per share:
   Continuing operations                                            $           0.49      $           0.93
   Discontinued operations                                                     (0.07)                (0.09)
   Cumulative effect of accounting change                                       0.03                  --
                                                                    ----------------      ----------------
   Basic earnings per share                                         $           0.45      $           0.84
                                                                    ================      ================
Diluted earnings (loss) per share:
   Continuing operations                                            $           0.46      $           0.85
   Discontinued operations                                                     (0.06)                (0.09)
   Cumulative effect of accounting change                                       0.02                  --
                                                                    ----------------      ----------------
   Diluted earnings per share                                       $           0.42      $           0.76
                                                                    ================      ================

Dividends per share                                                 $          0.605      $          0.565
                                                                    ================      ================

                                          See accompanying notes.

                                    LONE STAR STEAKHOUSE & SALOON, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)
                                                (Unaudited)

                                                                       For the thirty-six weeks ended
                                                                    ---------------------------------------
                                                                    September 5, 2006     September 6, 2005
                                                                    -----------------     -----------------
Cash flows from operating activities:
   Net income                                                       $          9,395      $         17,129
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                           15,599                14,400
      Non-cash stock compensation expense                                      2,269                 1,677
      Loss (gain) on sale of assets                                             (575)                  145
      Provision for asset impairment                                           1,823                   122
      Provision for casualty loss                                               --                     800
      Cumulative effect of accounting change                                    (619)                 --
      Deferred income taxes                                                      137                (1,375)
      Loss from discontinued operations                                        1,415                 1,895
      Tax benefits from stock option exercises                                  (772)                1,155
      Net change in operating assets and liabilities:
           Change in operating assets                                          2,914                   985
           Change in operating liabilities                                    (4,000)                 (834)
                                                                    ----------------      ----------------
Net cash provided by operating activities of continuing operations            27,586                36,099
Cash flows from investing activities:
   Acquisitions, net of cash acquired                                           --                  (1,200)
   Sales (purchases) of short-term investments                                11,515               (21,325)
   Purchases of property and equipment                                       (36,353)              (30,704)
   Proceeds from sale of assets                                                  713                   113
   Other                                                                        (472)                  191
                                                                    ----------------      ----------------
Net cash used in investing activities of continuing operations               (24,597)              (52,925)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                  5,104                 2,038
   Tax benefits from stock option exercises                                      772                  --
   Cash dividends                                                            (12,675)              (11,600)
                                                                    ----------------      ----------------
Net cash used in financing activities of continuing operations                (6,799)               (9,562)
Cash flow of discontinued operations:
   Operating cash flows                                                       (2,430)                 (908)
   Investing cash flows                                                       10,214                 1,744
                                                                    ----------------      ----------------
      Total                                                                    7,784                   836
                                                                    ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                           3,974               (25,552)
Cash and cash equivalents at beginning of period                              18,390                38,515
                                                                    ----------------      ----------------
Cash and cash equivalents at end of period                          $         22,364      $         12,963
                                                                    ================      ================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                       $          4,904      $         12,089
                                                                    ================      ================

Non cash investing activities:
   Purchase of property and equipment with operating liabilities    $          3,901      $           --
                                                                    ================      ================

Non cash financing activities:
   Impact of litigation settlement on deferred taxes and additional
     paid-in capital                                                $           --        $          1,744
                                                                    ================      ================

                                          See accompanying notes.

                       LONE STAR STEAKHOUSE & SALOON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.  Accordingly,  they do not include all the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management, all adjustments,  consisting of normal,  recurring  accruals,  which Lone Star Steakhouse & Saloon, Inc. (the
"Company") considers necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The results for the  thirty-six  weeks ended  September 5, 2006 are not  necessarily indicative  of the results to be expected for the full year ending  December 26,
2006. This quarterly  report on Form 10-Q should be read in conjunction with the
Company's audited consolidated financial statements in its annual report on Form
10-K for the year ended December 27, 2005.

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
In addition, for purposes of diluted computations,  net income has been adjusted for the twelve and  thirty-six  week periods ended  September 6, 2005 to reflect the dilutive effect on net income of the assumed  settlement of certain deferred compensation liabilities. The twelve and thirty-six week periods ended September
5, 2006  have not been  adjusted  as the  effect  on net  income of the  assumed settlement of the deferred compensation liabilities would be anti-dilutive.

The following  table sets forth the computation of basic and diluted  earnings per share (amounts in thousands,  except per share amounts):

                                                        For the twelve weeks ended         For the thirty-six weeks ended
                                                     --------------------------------     ---------------------------------
                                                     Sept. 5, 2006      Sept. 6, 2005     Sept. 5, 2006       Sept. 6, 2005
                                                     -------------      -------------     -------------       -------------
Basic earnings per share computation:
Numerator:
Income from continuing operations                       $     42          $  2,096           $ 10,209           $ 19,024
Discontinued operations, net of
  income tax                                                 172            (1,132)            (1,415)            (1,895)
Cumulative effect of accounting change                      --                --                  601               --
                                                        --------          --------           --------           --------
Net Income                                              $    214          $    964           $  9,395           $ 17,129
                                                        ========          ========           ========           ========

Denominator:
  Weighted average number of shares
    outstanding                                           21,115            20,476             20,862             20,381
                                                        ========          ========           ========           ========

Basic earnings (loss) per share:
  Continuing operations                                 $   --            $   0.10           $   0.49           $   0.93
  Discontinued operations                                   0.01             (0.05)             (0.07)             (0.09)
  Cumulative effect of accounting
    change                                                  --                --                 0.03               --
                                                        --------          --------           --------           --------
Basic earnings per share                                $   0.01          $   0.05           $    .45           $   0.84
                                                        ========          ========           ========           ========

Diluted earnings per share computation:
Numerator:
Income from continuing operations                       $     42          $  2,096           $ 10,209           $ 19,024

Adjustment for assumed settlement of
  deferred compensation liabilities                         --                (474)              --                  (65)
                                                        --------          --------           --------           --------
Diluted income from continuing
  operations                                                  42             1,622             10,209             18,959
Discontinued operations, net of
  income tax                                                 172            (1,132)            (1,415)            (1,895)
  Cumulative effect of accounting
    change                                                  --                --                  601               --
                                                        --------          --------           --------           --------
Diluted net income                                      $    214          $    490           $  9,395           $ 17,064
                                                        ========          ========           ========           ========

Denominator:
  Weighted average number of shares
    outstanding                                           21,115            20,476             20,862             20,381
  Effect of dilutive employee stock
    options                                                1,290             1,799              1,452              1,867
  Effect of shares issuable to settle
    deferred compensation liabilities                       --                 177               --                  177
                                                        --------          --------           --------           --------
                                                          22,405            22,452             22,314             22,425
                                                        ========          ========           ========           ========

Diluted earnings (loss) per share:
  Continuing operations                                 $   --            $   0.07           $   0.46           $   0.85
  Discontinued operations                                   0.01             (0.05)             (0.06)             (0.09)
  Cumulative effect of accounting
    change                                                  --                --                 0.02               --
                                                        --------          --------           --------           --------
Diluted earnings per share                              $   0.01          $   0.02           $   0.42           $   0.76
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
INVESTED  ("EITF  No.  97-14").  Accordingly,  shares  issued to the Trust  were recorded at fair market value at the date issued by the Company in the amount of
$3,663,  which is reflected in the accompanying  condensed  consolidated balance sheets as Common Stock Held By Trust. The  corresponding  amount was credited to deferred  compensation  obligations.  Each period, the shares owned by the Trust are  valued at the  closing  market  price,  with  corresponding  changes in the underlying  shares being  reflected as adjustments to  compensation  expense and deferred compensation obligations.  At September 5, 2006, the Trust held 177,145 shares of the  Company's  common stock.  Included in general and  administrative expenses  was  non-cash  stock  compensation  expense for the twelve weeks ended
September  5, 2006 and  September  6, 2005 which was a charge and a (credit)  of
$429 and $(758), respectively,  relating to the changes in market price for such shares. The charge (credit) for the thirty-six weeks ended September 5, 2006 and
September 6, 2005 was $717 and $(105), respectively.

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

      In  December  2004,   the  FASB  issued  SFAS  No.  123  (revised   2004),
"SHARE-BASED  PAYMENT,"  (SFAS 123(R)) which is a revision of FASB Statement No.
123. As  required,  we adopted the  provisions  of SFAS 123(R)  effective at the beginning of our fiscal year 2006, using the  modified-prospective  method. Upon adoption  of SFAS  123(R),  we  elected  to  continue  using  the  Black-Scholes option-pricing  model. If we had adopted SFAS 123(R) in prior years,  the impact on our 2005 net income of that standard would have increased net income by $601, net of tax. This amount is reflected in the accompanying  statement of income as a cumulative  effect of change in  accounting  as required by the new  standard.
This cumulative  effect resulted from the Company not estimating  forfeitures as required by the new standard but recording  these  forfeitures at actual amounts as they occurred which was allowed under SFAS No. 123. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized  compensation  cost to be reported as a financing  cash flow,  rather  than as an  operating  cash flow as required prior to the adoption of SFAS 123(R).  For the  thirty-six  week period ended  September 5, 2006, the $772 excess tax benefit  classified as a financing cash  inflow  would have been  classified  as an  operating  cash  inflow if the
Company had not adopted SFAS 123(R).  Operating  income and cash flow  operating results for 2005 have not been restated for the adoption of SFAS 123(R).

     During the thirty-six  weeks ended September 5, 2006 and September 6, 2005, we recorded $2,269 and $1,677  respectively,  in aggregate  stock-based employee compensation  expense  which  includes  amounts  attributable  to noncash  stock compensation  arising  from the  common  shares  held by the Trust as  described above. This compensation  expense is included in the general and  administrative expenses in the accompanying  statements of income.  At September 5, 2006, there was $5,319 of unrecognized compensation cost related to nonvested option awards, of which the Company  expects to recognize over the remaining  weighted  average vesting period of 2.5 years.

     During the thirty-six  weeks ended September 5, 2006 and September 6, 2005, a total of 602 and 199 options were exercised, respectively. The total intrinsic value of the options  exercised  during the thirty-six  weeks ended September 5,
2006 and September 6, 2005 was $10,737 and $3,940,  respectively.  Cash received upon the  exercise  of these  stock  options  was $5,104  and $2,038  during the thirty-six  weeks ended September 5, 2006 and September 6, 2005, and the related tax benefits realized were $4,026 and $1,477 during the corresponding periods.

     The weighted average fair value per option at the date of grant for options granted in the  thirty-six  weeks ended  September 5, 2006 and September 6, 2005
was  $5.76  and  $6.89,   respectively,   as  valued  using  the   Black-Scholes
option-pricing model with the following weighted average assumptions:

                                           For the thirty-six weeks ended
                                      September 5, 2006      September 6, 2005
                                    ---------------------  ---------------------
         Risk-free interest rate            4.50%                    4.00%
         Expected dividend yield            2.60%                    2.50%
         Expected volatility                 .28                      .30
         Expected term (in years)           4.96                     4.66

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

     Information  pertaining to option  activity for the thirty-six  weeks ended
September 5, 2006 is as follows (number of options and aggregate intrinsic value
in thousands):

                                                     Weighted
                                       Number         Average         Aggregate
                                         of        Exercise Price     Intrinsic
                                       Options       Per Option         Value
                                     ----------   ----------------   -----------

Outstanding-beginning of year           4,429        $  16.61
Granted                                   167        $  23.43
Exercised                                (602)       $   8.48
Cancelled                                (273)       $  27.43
                                        -----
Outstanding at September 5, 2006        3,721        $  17.44         $37,537*
                                        =====
Vested or expected to vest at
  September 5, 2006                     3,619        $  20.28         $32,993*
                                        =====
Exercisable at September 5, 2006        2,582        $  13.27         $36,531*
                                        =====

* The intrinsic  value of a stock option is the amount by which the market value of the underlying  stock exceeds the exercise price of the option.  The market value of our stock was $27.35 per share at September 5, 2006.

A summary of the status of the  Company's  nonvested  shares as of  September 5,
2006,  and changes  during the  thirty-six  weeks ended  September  5, 2006,  is presented below (number of options in thousands):

                                                           Weighted
                                                           Average
                                          Number of       Grant-date
Nonvested Options                          Options        Fair Value
-----------------                          -------        ----------

Nonvested at December 27, 2005              1,511          $   6.81
Granted                                       167          $   5.76
Vested                                       (271)         $   6.94
Forfeited                                    (268)         $   6.65
                                            -----

Nonvested at September 5, 2006              1,139          $   6.66
                                            =====

     For options  outstanding  as of September  5, 2006,  the number of options, weighted-average  exercise price, and  weighted-average  remaining contract life for each group of options are as follows:

                               Options Outstanding
--------------------------------------------------------------------------------
                                   Number          Weighted      Weighted
                               Outstanding at       Average       Average
                                September 5,       Exercise      Remaining
Range of Prices                     2006             Price     Contract Life
--------------------------------------------------------------------------------
                                 (In Thousands)
$ 7.43 to $ 9.00                     894             $ 8.59      1.84 years
$12.47 to $18.81                   1,373             $13.01       .82 years
$22.25 to $31.24                   1,454             $27.06      8.48 years
                                   -----
                                   3,721             $17.44      4.06 years
                                   =====

     The  number  of  shares  and  weighted-average  exercise  price of  options exercisable at September 5, 2006, are as follows:

                               Options Exercisable
--------------------------------------------------------------------------------
                                       Number                    Weighted
                                    Exercisable At                Average
                                     September 5,                Exercise
  Range of Prices                       2006                      Price
--------------------------------------------------------------------------------
                                     (In Thousands)
  $ 7.43 to $ 9.00                       894                     $ 8.59
  $12.47 to $18.81                     1,373                    $ 13.01
  $22.25 to $31.24                       315                    $ 27.68
                                       -----
                                       2,582                    $ 13.27
                                       =====

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
however,  it is subject to  acceleration  in the event of a change of control of the Company as that term is defined in the credit agreement. At the time of each borrowing,  the  Company  may elect to pay  interest  at the higher of  SunTrust
Bank's  published  prime rate or the  Federal  Funds Rate plus  one-half  of one percent (0.50%);  or the LIBOR rate plus one and one-half  percent (1.50%).  The
Company is required to achieve certain  financial ratios and to maintain certain net worth  requirements  as  defined  in the credit  agreement.  The  Company is required to pay on a quarterly  basis a facility  fee equal to .25% per annum on the daily  unused  amount of the credit  facility.  At  September 5, 2006 and at
December  27,  2005,  there  were no  borrowings  outstanding  under the  credit facility.

     The Company also has entered into a $5,000  revolving  term loan  agreement with a bank, under which no borrowings were outstanding at September 5, 2006 and
December 27, 2005. The term loan agreement matures in October 2007. The interest rate is at .50%  below the daily  prime  rate as  published  in the Wall  Street
Journal.  In addition,  the Company pays a facility fee of .25% per annum on the daily unused portion of the credit facility.

6.   COMMON STOCK TRANSACTIONS

     The Board of  Directors  has from time to time  authorized  the  Company to purchase shares of the Company's common stock in the open market or in privately negotiated  transactions.  The Company  made no  purchases  of its common  stock during the  thirty-six  weeks ended  September 5, 2006 or during the  thirty-six weeks ended September 6, 2005. The Company is accounting for any purchases using the constructive retirement method of accounting wherein the aggregate par value of the stock is charged to the common stock  account and the excess of cost over par value is charged to paid-in  capital.  At September 5, 2006, the Company may purchase  up to  2,026,190  shares of its common  stock  pursuant to its current authorization by the Board of Directors.

7.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     During the thirty-six  weeks ended September 5, 2006, the Company closed 34 underperforming  Lone Star  Steakhouse & Saloon ("Lone Star")  restaurants.  The group of  restaurants  closed  consisted  of 16 owned  locations  and 18  leased locations.  The restaurant closings were the result of management's  analysis of not only the  performance of these  restaurants,  but also the related return on investment targets,  the geographical  location of these restaurants as compared to other  Company  owned  restaurant  locations  and the  impact of  demographic changes in the local  markets  surrounding  these  restaurant  locations.  As of
September  5,  2006,  the  Company  has  completed  the sale of six of the owned restaurants.  All of the remaining closed owned locations are currently held for sale.  The  Company  is  seeking to  minimize  its losses for all closed  leased locations  through either  negotiated lease  termination  arrangements  with the landlords or the sublease of the  restaurant  location.  During  fiscal 2006, in connection with the restaurant  closings,  the Company incurred a pretax loss of
$2,288 including  impairment  losses of  approximately  $3,628 related to assets abandoned  or to be sold offset by a credit of $1,340 to reflect  the  estimated fair  value of the  remaining  lease  liabilities  less the  recognition  of the remaining deferred rent obligations related to the leased locations.  All of the losses  incurred  are  included in  discontinued  operations.  The Company  will account for its remaining  exit costs in accordance  with the provisions of SFAS
No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES,  which requires that such costs be expensed in the period such costs are incurred.  The
Company  believes  that  such  additional  costs  will  not be  significant.  At
September  5, 2006 and December 27,  2005,  the Company  classified  $15,483 and
$22,614,  respectively,  of net property and equipment,  consisting primarily of real  estate,  as "Assets Held for Sale" which are recorded at the lower of cost or fair value less estimated selling costs.

     The Company  accounts for its closed  restaurants  in  accordance  with the
Provisions  of SFAS No.  144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR  DISPOSAL  OF
LONG-LIVED ASSETS.  Therefore, when a restaurant is closed and the restaurant is either held for sale or abandoned,  the  restaurant's  operations are eliminated from ongoing operations. Accordingly, the operations of such restaurants, net of applicable  income taxes,  are presented as  discontinued  operations  and prior period consolidated  financial statements are reclassified.  The twelve week and thirty-six  week  periods for fiscal 2006  include  gains from sale of assets of
$2,198 and $3,497,  respectively.  The twelve weeks and thirty-six  week periods for fiscal 2006 include  provisions for impairment  losses of $1,160 and $3,628, respectively. The table below reflects as discontinued operations the applicable operations of the Company's closed  restaurants which meet the criteria for such presentation.

                                               For the twelve weeks       For the thirty-six
                                                      ended                   weeks ended
                                            ------------------------  ---------------------------
                                              Sept. 5,     Sept. 6,     Sept. 5,       Sept. 6,
                                                2006         2005        2006           2005
                                            ------------ ----------- -------------  -------------
Income (loss) from operations               $    242      $ (1,632)   $ (2,367)      $ (2,646)
Income tax benefit (provision)                   (70)          500         952            751
                                            --------      --------    --------       --------
Net income (loss) from discontinued
 operations                                 $    172      $ (1,132)   $ (1,415)      $ (1,895)
                                            ========      ========    ========       ========
Net sales from discontinued operations      $     53      $  8,810    $  7,716       $ 28,668
                                            ========      ========    ========       ========

8.   INCOME TAX

     The  effective   income  tax  (benefit)   provision  rate  from  continuing
operations  was (134.7)% and 31.7% for the twelve weeks ended  September 5, 2006 and  September  6, 2005,  respectively,  and 30.1% and 33.3% for the  thirty-six weeks ended September 5, 2006 and September 6, 2005,  respectively.  The factors which cause the effective tax rates to vary from the federal  statutory  rate of
35%  include  state  income  taxes,  the  impact of FICA Tip and other  credits, certain  non  taxable  income,  non-deductible  expenses,  and the tax effect of incentive  stock  options.  There is  generally  no tax  impact  to the  Company associated with incentive stock options and the related compensation  associated with such  options in the income  statement.  However,  tax  benefits  may arise related to the incentive  stock options at the time the options are exercised to the extent that the exercise is followed by a  disqualifying  disposition of the shares by the  optionee.  The decrease in the effective tax rate for fiscal 2006 reflects the impact of FICA Tip and other  credits on the lower  pre-tax  income and an increase in  non-taxable  interest  income for fiscal 2006  compared with
2005. The decrease is partially  offset by the impact of certain  non-deductible merger costs incurred in the third quarter of fiscal 2006.

9.   HURRICANE RELATED COSTS

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

10.  DEFINITIVE AGREEMENT FOR SALE AND MERGER OF THE COMPANY

     On August 18, 2006, the Company  announced it had entered into a definitive agreement to be acquired by  affiliates of Lone Star Funds for $27.10 per share, in cash.  The Company's  Board of Directors  approved the agreement in a special meeting  on August  18,  2006.  The  transaction  is  subject  to the  Company's stockholders  approving the transaction and other customary  conditions,  and is expected to be completed during the fourth quarter of 2006.

     In addition, the Company announced in view of the pending transaction,  the
Company does not anticipate  paying a cash dividend for the 2006 fourth quarter, but intends to  subsequently  pay such dividend to its  stockholders  if for any reason the transaction is not consummated.

     There can be no assurance that the transaction will be completed.

     Merger  expenses of $2,712 for the twelve and thirty-six week periods ended
September 5, 2006 reflect primarily the costs for professional services incurred by the  Company in  connection  with the  pending  transaction  relating  to the acquisition of the Company by affiliates of Lone Star Funds.

11.  SUBSEQUENT EVENTS

     Subsequent  to  September 5, 2006,  the Company  closed an  additional  six underperforming  Lone Star restaurants all of which were leased  locations.  The carrying value of the restaurants  closed is not significant.  The operations of the closed restaurants are included in the Company's  continuing  operations for the  twelve  and  thirty-six  week  periods  ended  September  5, 2006 since the restaurants  were closed after the  reporting  period.  The  operations of these closed  restaurants  include an  impairment  charge of $1,823 for the twelve and thirty-six  weeks  ended  September  5,  2006.  The  table  below  reflects  the operations of the six closed restaurants.

                                   For the twelve weeks ended      For the thirty-six weeks ended
                                   --------------------------      ------------------------------
                                 Sept. 5, 2006    Sept. 6, 2005    Sept. 5, 2006    Sept. 6, 2005
                                 -------------    -------------    -------------    -------------
Net Sales                           $1,830           $2,071           $5,991          $6,356
Income (loss) from operations       (1,891)              65           (1,896)            385

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

     The  Company  opened  six  Lone  Star  Steakhouse  & Saloon  ("Lone  Star")
restaurants  and two Texas Land and Cattle  restaurants in the thirty-six  weeks ended  September 5, 2006. In the thirty-six  weeks ended  September 6, 2005, the
Company opened one Lone Star restaurant.

     There were 222 operating  domestic Lone Star restaurants as of September 5,
2006. In addition, a licensee operates four Lone Star restaurants in California.

     As of  September 5, 2006,  the Company  operates  five Del Frisco's  Double
Eagle restaurants. In addition, a licensee operates one Del Frisco's restaurant.
The Company also operates 15 Sullivan's  Steakhouse  restaurants,  22 Texas Land
and  Cattle  Steak  House(R)   restaurants  and  one  Frankie's  Italian  Grille
restaurant.

     Internationally,  licensees  operate  12  Lone  Star  Steakhouse  &  Saloon restaurants in Australia and one in Guam.

     During the thirty-six  weeks ended September 5, 2006, the Company closed 34 underperforming  Lone Star  restaurants.  Subsequent  to September 5, 2006,  the
Company closed an additional six  underperforming  Lone Star  restaurants all of which  were  leased  locations.  The  restaurants  closed  were  the  result  of management's analysis of not only the performance of these restaurants, but also the related return on investment  targets,  the  geographical  location of these restaurants  as compared to other  Company  owned  restaurant  locations and the impact of demographic  changes in the local markets surrounding these restaurant locations.  All of the owned  locations are currently held for sale. The Company is seeking to  minimize  its losses  for all  leased  locations  through  either negotiated lease  termination  arrangements  with the landlords or is seeking to sublease the  restaurant  locations.  See Note 7 to the  condensed  consolidated financial statements for additional information.

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

                                                               TWELVE WEEKS ENDED (1)             THIRTY-SIX WEEKS ENDED
                                                           -------------------------------      ----------------------------
                                                           SEPT. 5, 2006     SEPT. 6, 2005      SEPT. 5, 2006   SEPT. 6, 2005
                                                           -------------     -------------      -------------   ------------
STATEMENT OF OPERATIONS DATA:
     Net sales................................................ 100.0%            100.0%           100.0%            100.0%
     Costs and expenses:
         Costs of sales.......................................  34.5              34.7             35.6              34.7
         Restaurant operating expenses........................  52.2              51.1             50.1              47.7
         Depreciation and amortization........................   3.4               3.0              3.0               2.8
         Provision for impaired assets........................   1.3               -                0.4               -
                                                                ----              ----             ----              ----

              Restaurant costs and expenses...................  91.4              88.8             89.1              85.2

     General and administrative expenses......................   7.8               7.6              7.6               7.9
     Hurricane disaster relief donation.......................   -                 1.3              -                 0.4
     Provision for casualty losses............................   -                 0.5              -                 0.2
     Merger expenses..........................................   2.0               -                0.6               -
                                                                ----              ----             ----              ----

     Income (loss) from operations............................  (1.2)              1.8              2.7               6.3
     Other income, net........................................   1.1               0.4              0.6               0.2
                                                                ----              ----             ----              ----

     Income (loss) from continuing operations before
      income taxes............................................  (0.1)              2.2              3.3               6.5
     Provision (benefit) for income taxes.....................  (0.1)              0.7              1.0               2.2
                                                                ----              ----             ----              ----

     Income from continuing operations........................   -                 1.5              2.3               4.3
     Income (loss) from discontinued operations, net of
      applicable income taxes.................................   0.2              (0.8)            (0.3)             (0.4)
     Cumulative effect of accounting change, net of tax.......   -                 -                0.1               -
                                                                ----              ----             ----              ----

     Net income...............................................   0.2%              0.7%             2.1%              3.9%
                                                                ====              ====             ====              ====

(1)  The Company  operates on a fifty-two or fifty-three week fiscal year ending the last Tuesday in December.  The fiscal  quarters for the Company consist of accounting  periods of twelve,  twelve,  twelve and sixteen or seventeen weeks, respectively.

LONE STAR STEAKHOUSE & SALOON, INC.

       TWELVE WEEKS ENDED SEPTEMBER 5, 2006 COMPARED TO TWELVE WEEKS ENDED
           SEPTEMBER 6, 2005 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  decreased  $1,585 or 1.1% to $138,407 for the twelve weeks ended
September 5, 2006,  compared to $139,992 for the twelve weeks ended September 6,
2005.  The  decrease  in sales is due  primarily  to a  decline  in sales at the
Company's Lone Star  restaurants.  In addition to the numerous  economic factors impacting  discretionary income for many casual dining consumers,  the Lone Star restaurants'  comparable  store sales were  adversely  affected by the Company's decision to reduce print pieces in its direct mail advertising program by 68% as compared  to the third  quarter  last year and to  discontinue  discount  coupon marketing.  The Company  believes  that the  discount  coupon-marketing  program utilizing  direct mail and free standing  inserts has become  ineffective due to proliferation  of these offers in the casual dining  segment.  As a result,  the
Company  experienced  a  reduction  in  sales at its Lone  Star  restaurants  of approximately $5,000. This decrease was offset in part by sales at new Lone Star restaurants  which have been opened since  September 6, 2005.  In addition,  the sales  decrease  was  offset  in part by  sales at two new  Texas  Land & Cattle restaurants opened in the third quarter of fiscal 2006 and by increased sales at the  Company's  Sullivan's  and  Del  Frisco's  Double  Eagle  restaurants.  The
Company's  blended same store sales,  representing  net sales, by store, for all the  Company  owned  restaurant  concepts  opened for more than 18 months in the current and comparable prior year period  decreased 5.1%. The Company's  average check increased 1.4% and guest counts decreased 6.3%.

     Costs of sales, primarily food and beverages,  as a percentage of net sales decreased as a  percentage  of net sales to 34.5% from 34.7%,  due  primarily to decreased  costs for beef  partially  offset by increased  costs in potatoes and certain beverage costs.

     Restaurant  operating expenses for the twelve weeks ended September 5, 2006 increased  $710 to $72,193  compared  to  $71,483  in the prior year  period and increased  as a  percentage  of net  sales  to 52.2%  from  51.1%.  Labor  costs increased  .3% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs  decreased .4% as the result of decreased media print costs related to direct marketing as the Company  significantly  curtailed its coupon  promotional  activities  during the twelve weeks ended  September 5,
2006.  The  decrease  was  largely  offset  by costs  related  to the  Company's sponsorship  of a NASCAR  car  beginning  in 2006 which  totaled  $1,392 for the twelve weeks ended  September 5, 2006.  Utility  costs,  primarily  electricity, increased .4%. Preopening costs increased by .8%.

     Depreciation  and  amortization  increased  $498 for the twelve weeks ended
September 5, 2006 compared with the prior period.  The increase is  attributable primarily to the depreciation related to the new stores opened by the Company.

     Provision for impaired  assets for the twelve weeks ended September 5, 2006
was  $1,823  reflecting  the  write-down  of  six   underperforming   Lone  Star
restaurants. The restaurants were closed subsequent to September 6, 2006.

     General and  administrative  expenses  increased  $202 for the twelve weeks ended September 5, 2006 compared to the prior period. General and administrative expense  reflects  a  decrease  in  bonus  compensation  expense.  Additionally, non-cash stock compensation expense for the twelve weeks ended September 5, 2006 was $923 compared to $36 for the prior year period. The change primarily relates to a charge  of $429 in the 2006  period  compared  to a credit of $(758) in the prior period  relating to the  accounting  for certain  shares of the  Company's common  stock  held  by  a  Rabbi  Trust  pursuant  to a  deferred  compensation arrangement (see Note 4 to condensed financial statements).

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

     Merger  expenses  of $2,712 for the twelve  weeks ended  September  5, 2006 reflect primarily the costs for professional services incurred by the Company in connection  with the  pending  transaction  relating to the  acquisition  of the
Company by affiliates of Lone Star Funds.

     Other income,  net for the twelve weeks ended  September 5, 2006 was $1,471 compared to $584 for the prior year. The increase for 2006 primarily reflects an increase in interest  income and foreign  exchange  gains  compared to 2005.  In addition,  the 2006  period  includes  gains  from the sale of assets of $566 as compared to none for the comparable period of the prior year.

     The effective  income tax rate from continuing  operations was (134.7)% and
31.7% for the  twelve  weeks  ended  September  5, 2006 and  September  6, 2005, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain non-taxable income,  non-deductible expenses and the tax effect of incentive  stock options.  There is generally no tax impact to the
Company  associated  with incentive  stock options and the related  compensation associated with such options in the income statement.  However, tax benefits may arise at the  time  incentive  options  are  exercised  to the  extent  that the exercise  is  followed  by a  disqualifying  disposition  of the  shares  by the optionee.  The decrease in the  effective  tax rate for fiscal 2006 reflects the impact of FICA Tip and other credits on the lower pre-tax income and an increase in non-taxable  interest income for fiscal 2006 compared with 2005. The decrease is  partially  offset  by the  impact of  certain  non-deductible  merger  costs incurred in the third quarter of fiscal 2006.

     Discontinued  operations  reflect  the  operations  of  the  34  Lone  Star restaurants  closed during the thirty-six  weeks ended September 5, 2006 and two
Lone Star restaurants closed in fiscal 2005 which are required to be reported as discontinued  operations  pursuant to SFAS No. 144 (see Note 7 to the  condensed consolidated  statements).  The twelve weeks ended  September  5, 2006  includes gains from sale of assets of $2,198 and charges of $1,160 for asset impairments.

LONE STAR STEAKHOUSE & SALOON, INC.

   THIRTY-SIX WEEKS ENDED SEPTEMBER 5, 2006 COMPARED TO THIRTY-SIX WEEKS ENDED
                                SEPTEMBER 6, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net sales  increased  $6,763 or 1.5% to $445,832 for the  thirty-six  weeks ended  September 5, 2006,  compared to $439,069 for the  thirty-six  weeks ended
September  6, 2005.  The  increase in sales is due to  increased  sales from new restaurants  opened  since  September  6,  2005  and to  increased  sales at the
Company's  Sullivan's,  Del  Frisco's  Double  Eagle  and  Texas  Land &  Cattle
restaurants.  The  increase  is  offset  in part by a  decrease  in sales at the
Company's  Lone  Star  restaurants.  The  sales at Lone  Star  restaurants  were negatively impacted by numerous economic factors impacting  discretionary income for many casual dining  consumers  and by the  Company's  decision to reduce the print pieces in its direct mail advertising  program during the third quarter by
68% as  compared  to the third  quarter  last year and to  discontinue  discount coupon  marketing.  The  Company  believes  that the  discount  coupon-marketing program  utilizing direct mail and free standing inserts has become  ineffective due to proliferation of these offers in the casual dining segment. The Company's blended same store sales,  representing net sales, by store, for all the Company owned  restaurant  concepts  opened for more than 18 months in the  current  and comparable  prior year  period  decreased  1.0%.  The  Company's  average  check increased .5% and guest counts decreased 1.4%.

     Costs of sales, primarily food and beverages,  increased as a percentage of net  sales to 35.6%  from  34.7%  due  primarily  to  increased  costs for beef, potatoes and certain beverage costs.

     Restaurant  operating  expenses for the thirty-six weeks ended September 5,
2006 increased $13,863 to $223,181 compared to $209,318 in the prior year period and  increased  as a  percentage  of net sales to 50.1% from 47.7%.  Labor costs increased  .6% primarily as the result of increased  management  staffing at the restaurants.  Advertising  costs increased .8% as the result of costs related to the Company's sponsorship of a NASCAR car beginning in 2006 totaling $4,308. The increase was partly  offset by a decrease in media print costs related to direct
marketing  as  the  Company  significantly   curtailed  its  coupon  promotional
activities  during the third quarter of fiscal 2006.  Utility costs, for gas and electricity, increased .4% and preopening costs increased by .5%.

     Depreciation  and  amortization  increased  $1,057 for the thirty-six weeks ended  September  5,  2006  compared  with the prior  period.  The  increase  is attributable  primarily to the depreciation  related to the new stores opened by the Company.

     Provision for impaired  assets for the thirty-six  weeks ended September 5,
2006 was $1,823  reflecting  the  write-down  of six  underperforming  Lone Star restaurants. The restaurants were closed subsequent to September 6, 2006.

     General and administrative expenses decreased $782 for the thirty-six weeks ended September 5, 2006 compared to the prior period. General and administrative expense  reflects a decrease in bonus  compensation  expense and travel expenses offset in part by an increase in professional fees. Additionally, non-cash stock compensation expense for the thirty-six weeks ended September 5, 2006 was $2,269 compared to $1,677 for the prior year period.  The change primarily relates to a charge  of $717 in the 2006  period  compared  to a credit  of $105 in the prior period  relating to the accounting  for certain  shares of the Company's  common stock held by a Rabbi Trust pursuant to a deferred compensation arrangement (see
Note 4 to Condensed Financial Statements).

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

     Merger expenses of $2,712 for the thirty-six  weeks ended September 5, 2006 reflect primarily the costs for professional services incurred by the Company in connection  with the  pending  transaction  relating to the  acquisition  of the
Company by affiliates of Lone Star Funds.

     Other  income,  net for the  thirty-six  weeks ended  September 5, 2006 was
$2,408  compared to $796 for the prior year.  The  increase  for 2006  primarily reflects an increase in interest  income,  foreign  exchange gains, and gains on sales of assets as compared to 2005.

     The  effective  income tax rate from  continuing  operations  was 30.1% and
33.3% for the  thirty-six  weeks ended  September 5, 2006 and September 6, 2005, respectively.  The factors  which cause the effective tax rates to vary from the federal statutory rate of 35% include state income taxes, the impact of FICA Tip and other credits,  certain non-taxable income,  non-deductible expenses and the tax effect of incentive  stock options.  There is generally no tax impact to the
Company  associated  with incentive  stock options and the related  compensation associated with such options in the income statement.  However, tax benefits may arise at the  time  incentive  options  are  exercised  to the  extent  that the exercise  is  followed  by a  disqualifying  disposition  of the  shares  by the optionee.  The decrease in the  effective  tax rate for fiscal 2006 reflects the impact of FICA Tip and other credits on the lower pre-tax income and an increase in non-taxable  interest income for fiscal 2006 compared with 2005. The decrease is  partially  offset  by the  impact of  certain  non-deductible  merger  costs incurred in the third quarter of fiscal 2006.

     Discontinued  operations  reflect  the  operations  of  the  34  Lone  Star restaurants  closed during the thirty-six  weeks ended September 5, 2006 and two
Lone Star restaurants closed in fiscal 2005 which are required to be reported as discontinued  operations  pursuant to SFAS No. 144 (see Note 7 to the  condensed consolidated statements).  The thirty-six weeks ended September 5, 2006 includes gains from sale of assets of $3,497 and charges of $2,288 for asset impairments.

      The cumulative  effect of the accounting  change  reflects the adoption of the provisions of SFAS 123(R). The Company adopted the provisions of SFAS 123(R)
effective at the beginning of fiscal 2006. The  cumulative  effect of the change in accounting resulted in a one time credit of $601, net of income tax (see Note
4 to the condensed consolidated financial statements).

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and labor costs. A number of the Company's restaurant personnel are paid at the federal and state established minimum wage levels and, accordingly,  changes in such wage  levels  affect  the  Company's  labor  costs.  However,  since the majority of personnel  are tipped  employees,  minimum wage changes  should have little effect on overall labor costs.  Historically,  as costs of food and labor increased,  the Company has been able to offset  these  increases  through  menu price  increases  and  economies of scale;  however,  there may be delays in the implementation  of such menu price increases or in effecting timely economies of scale, as well as competitive pressures which may limit the Company's ability to recover any cost increases in its entirety. Historically,  inflation has not had a material impact on operating margins. During the past thirty-six month period, the Company experienced significant volatility in beef prices as such prices for the periods were  generally  above  historical  levels.  To the extent that beef prices continue to be above historical  levels, it will have a material negative impact on operating margins.

LIQUIDITY AND CAPITAL RESOURCES  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     The following table presents a summary of the Company's cash flows for each of the thirty-six week periods ended September 5, 2006 and September 6, 2005:

                                                                                 Thirty-six Weeks Ended
                                                                                 ----------------------
                                                                         September 5, 2006    September 6, 2005
                                                                         -----------------    -----------------

Net cash provided by operating activities.........................         $     27,586          $    36,099
Net cash used in investing activities.............................              (24,597)             (52,925)
Net cash used in financing activities.............................               (6,799)              (9,562)
Net cash provided by discontinued operations......................                7,784                  836
                                                                           ------------          -----------
Net increase (decrease) in cash and cash equivalents..............         $      3,974          $   (25,552)
                                                                           ============          ===========

     The  decrease  in  net  cash  provided  by  operating  activities  for  the thirty-six  week period ended  September 5, 2006 compared to the prior period is due  primarily  to a decrease  in net income  during  fiscal 2006 as compared to fiscal 2005 which is offset in part by a decrease in deferred tax assets.

     Net  cash  used in  investing  activities  decreased  primarily  due to the
Company selling $11,515 of its investments in short-term  securities  during the thirty-six weeks ended September 5, 2006 as compared to investment  purchases of
$21,325 in the comparable  period of 2005. This decrease was partially offset by increases in property and equipment additions. During the thirty-six week period ended September 5, 2006, the Company's  investment in property and equipment was
$36,353 compared to $30,704 for the same period in 2005.

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

     The  Company  has  opened  six Lone Star  restaurants  and two Texas Land &
Cattle  restaurants  during the  thirty-six  weeks ended  September 5, 2006. The
Company has plans to open an additional 17 Lone Star restaurants  throughout the remainder of fiscal 2006 or early 2007.  In  addition,  the Company has plans to open an  additional  five  Texas  Land &  Cattle  restaurants,  four  Sullivan's
Steakhouse restaurants and two Del Frisco's Double Eagle Steak House restaurants during the remainder of fiscal 2006 or early 2007.  During the thirty-six  weeks ended  September  5,  2006,  the  Company  closed 34  underperforming  Lone Star restaurants.

     The Company anticipates the remaining aggregate costs to complete the store development  currently  in process or planned will range from $45,000 to $65,000 relating primarily to construction and equipment costs for new restaurants,  and the acquisition of additional restaurant sites.

     During the  thirty-six  week period ended  September  5, 2006,  the Company received  net  proceeds  of $5,104 from the  issuance  of 602,226  shares of its common stock due to the exercise of stock options compared to proceeds of $2,038 from the issuance of 198,686 shares in the comparable period of 2005.

     The Company's  Board of Directors has  authorized the purchase of shares of the Company's  common stock from time to time in the open market or in privately negotiated  transactions.  The most recent  authorization  was November 17, 2004 when the Board of Directors approved the repurchase of up to 2,026,190 shares of the Company's common stock.  During the thirty-six weeks ended September 5, 2006 and  September 6, 2005,  the Company made no purchases of its common  stock.  At
September 5, 2006, the Company may purchase up to 2,026,190 shares of its common stock pursuant to its current authorization by the Board of Directors.

     The Company has paid quarterly cash dividends on its common stock since the second  quarter of fiscal  2000.  In January  2006,  the Company  increased  its quarterly  cash  dividend  from  $.195 to $.205  per share  commencing  with the dividend  payment to be paid April 10, 2006.  During the thirty-six  weeks ended
September 5, 2006,  the Company paid  dividends of $12,675 or $.605 per share as compared to $11,600 or $.565 per share in the same period in 2005. In connection with the  pending  sale and merger of the Company as  described  below in Recent
Events, the Company will not pay its regularly scheduled dividend for the fourth quarter of 2006 but intends to subsequently  pay such dividend if for any reason the transaction is not consummated.

     At September 5, 2006, the Company had $56,061 in cash and cash  equivalents and short term investments. As described in Note 5 to the condensed consolidated financial  statements  in the Form 10-Q,  the  Company has  unsecured  revolving credit  facilities  that may permit  borrowings of up to $55,000 which expire in
October 2007. At September 5, 2006, the Company had no outstanding borrowings.

     The Company from time to time may utilize derivative financial  instruments in the form of live beef cattle  futures  contracts  to manage  market risks and reduce its exposure  resulting from fluctuations in the price of meat.  Realized and  unrealized  changes in the fair values of the  derivative  instruments  are recognized in income in the period in which the change occurs. As of and for the thirty-six  weeks ended  September  5, 2006,  the Company  had no  positions  in futures contracts.

RECENT EVENTS

     On August 18, 2006, the Company  announced it had entered into a definitive agreement to be acquired by  affiliates of Lone Star Funds for $27.10 per share, in cash.  The Company's  Board of Directors  approved the agreement in a special meeting  on August  18,  2006.  The  transaction  is  subject  to the  Company's stockholders  approving the transaction and other customary  conditions,  and is expected to be completed during the fourth quarter of 2006.

     In addition, the Company announced in view of the pending transaction,  the
Company does not anticipate  paying a cash dividend for the 2006 fourth quarter, but intends to  subsequently  pay such dividend to its  stockholders  if for any reason the transaction is not consummated.

     There can be no assurance that the transaction will be completed.

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

     In  December  2004,  the FASB  issued  STATEMENT  OF  FINANCIAL  ACCOUNTING
STANDARDS NO. 123 (revised  2004).  "SHARE-BASED  PAYMENT" (SFAS  123(R)).  SFAS
123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation."
Among other items,  SFAS 123(R) eliminates the use of the intrinsic value method of accounting,  and requires companies to recognize the cost of awards of equity instruments  granted in exchange for employee  services  received,  based on the grant date fair value of those awards, in the financial statements. In addition,
SFAS 123(R)  also  amends SFAS 95,  "Statement  of Cash  Flows,"  requiring  the benefits of tax  deductions  in excess of  recognized  compensation  costs to be reported  as  financing  cash  flows,  rather  than as  operating  cash flows as previously  required.  The  effective  date of SFAS 123(R) was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange  Commission  announced  that the effective  date of SFAS 123(R) was postponed until the first annual period  beginning after June 15, 2005. Prior to the adoption of SFAS 123(R),  the Company  recognized  the cost of its awards of equity instruments granted in exchange for employee services received,  based on the grant date fair value of those awards in  accordance  Statement of Financial
Accounting  Standards No. 123 in its financial  statements.  The Company adopted the  provisions  of SFAS 123(R)  effective  December 28, 2005 using the modified prospective method. See Note 4 to condensed  consolidated  financial  statements for additional information.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company's  exposure to market risks was not significant during the thirty-six weeks ended September 5, 2006.

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

          No changes in the Company's internal control over financial  reporting
          (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the
          period  covered  by  this  report  that  materially   affected  or  is
          reasonably likely to materially affect the Company's  internal control over financial reporting.

          As of September 5, 2006, we have completed the installation of the new point of sale (POS)  system in the  Company's  Lone Star  Steakhouse &
          Saloon  Restaurants.  The installation of the new system required only minimal  changes to our current  procedures for control over financial reporting.  However, the new system has been subjected to testing and, based on that testing,  appropriate controls are functioning to ensure that information required to be disclosed by us in the reports that we file  or  submit  under  the  Exchange  Act  is  recorded,  processed, summarized  and  reported  within the time  periods  specified  in the
          Securities  and  Exchange  Commission's  rules and forms.  We have not experienced  any  significant  difficulties  in  connection  with  the installation or operation of the new POS system.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On or about September 8, 2006, the Company was served with a purported class-action  complaint  brought  in the  District  Court of  Sedgwick
          County, Kansas, on behalf of Superior Partners, an alleged shareholder of the Company,  and all others  similarly  situated.  The  complaint, which  also  names as  defendants  Lone Star  Funds and the  Company's directors  Fred B. Chaney,  Ph.D.,  William B. Greene,  Jr.,  Clark R.
          Mandigo, Mark Saltzgaber, Thomas C. Lasorda, Michael A. Ledeen, Ph.D.,
          Anthony  Bergamo,  and John D.  White (the  "Individual  Defendants"),
          alleges three claims arising out of the Company's proposed merger with affiliates  of Lone Star Funds:  (1) a claim  against  the  Individual
          Defendants  for breach of  fiduciary  duty;  (2) a claim  against  the
          Individual Defendants and the Company for failure to disclose; and (3)
          a claim against Lone Star Funds for aiding and abetting the Individual
          Defendants  in the purported  breach of their  fiduciary  duties.  The complaint  seeks a  declaratory  judgment  that  the  defendants  have breached their  fiduciary  duties to plaintiff and the purported class members,  compensatory  and  rescissory  damages,  pre- and post-trial interest and costs. The Company believes that these claims are without merit and intends to defend this action vigorously.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The Board of Directors on November 17, 2004  authorized the Company to repurchase up to 2,026,190  shares of the Company's  common stock. The
          Company has not  repurchased  any shares of its common  stock  through
          September 5, 2006.

          (1)   Repurchases are subject to prevailing market prices, may be made in open  market or in  privately  negotiated  transactions,  may occur or be discontinued at any time.  There can be no assurance that the Company will repurchase any shares.

ITEM 5.   OTHER INFORMATION

          On August 18, 2006, the Company  entered into an Agreement and Plan of
          Merger (the "Merger  Agreement") with Lone Star U.S.  Acquisitions LLC
          ("Purchaser")  and COI  Acquisition  Corp.  ("Merger Sub") pursuant to which each of the holders of the  outstanding  common stock,  $.01 par value (the "Common  Stock"),  of the Company will receive an aggregate of $27.10 per share in cash.  Merger Sub and Purchaser are  affiliates of Lone Star Funds, a Dallas-based private equity firm.

          Under the Merger  Agreement,  the Company will sell to an affiliate or affiliates  of  Purchaser  all of the shares of  capital  stock of the
          Company's  subsidiaries  which own the assets related to its Lone Star
          Steakhouse  & Saloon  restaurants  and Texas Land & Cattle Steak House restaurants,  and, immediately thereafter,  Merger Sub will merge with and into the Company with the Company being the surviving  corporation in the merger. As a result of the merger, the Company will cease to be a publicly traded company.

          The Merger  Agreement  and  related  transactions  are  subject to the approval of the Company's  stockholders  and certain  other  customary closing conditions, and are expected to be completed during the fourth quarter of 2006.

          Lone Star Funds is not an affiliate of the Company,  and no members of the  management  or the  Board of  Directors  of the  Company  will be participating in the purchase of the Company.

          The foregoing  description of the Merger Agreement does not purport to be complete  and is  qualified  in its  entirety by  reference  to the
          Merger  Agreement.  The Merger  Agreement was filed as Exhibit 99.1 to the  Company's  Form 8-K which was  filed on  August  21,  2006 and is incorporated herein by reference.

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

                                             LONE STAR STEAKHOUSE & SALOON, INC.
                                             (Registrant)

     Date:  October 16, 2006                 /s/ John D. White
                                             -----------------------------------
                                             Chief Financial Officer